Form 10QSB
period 1999-06-30
COMMUNITY BANCORP INC
filed 1999-08-16
CIK 1089503

                           COMPTROLLER OF THE CURRENCY
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______________.

                            COMMUNITY BANCORP INC.(1)
                            -------------------------
             (Exact name of registrant as specified in its charter)

                                    000-26505
                                    ---------
                                  (FILE NUMBER)
                                  -------------

           DELAWARE                                     33-0859334
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


130 WEST FALLBROOK STREET, FALLBROOK, CA                        92028
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number: (760) 723-8811
                                               --------------

                                      NONE
                                      ----
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Number of shares of common stock outstanding as of August 12, 1999:
2,411,685 shares.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]


--------
(1) The Company is the successor registrant to Fallbrook National Bank which previously filed reports pursuant to the Securities Exchange Act of 1934 with the Comptroller of the Currency.

             PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                             JUNE 30,    DECEMBER 31,
                                                                               1999         1998
-----------------------------------------------------------------------------------------------------
ASSETS

Cash and due from banks                                                     $   7,924    $   6,064
Federal funds sold                                                             20,760       10,250
Interest bearing deposits in financial institutions                              800          800
Federal Reserve Bank stock                                                        161          132
Investment securities held-to-maturity, at amortized cost                       6,407        1,676

Loans:
   Held for investment                                                        104,339      103,101
   Less allowance for loan losses                                              (1,286)        (992)
   Held for sale, at lower of cost or market                                    7,653        6,600
                                                                            ----------------------
      NET LOANS                                                               110,706      108,709

Bank premises and equipment, net                                                2,496        2,460
Accrued interest and other assets                                               3,584        3,182
Servicing asset, net                                                            2,770        2,950
                                                                            ----------------------
      TOTAL ASSETS                                                          $ 155,608    $ 136,223
                                                                            ----------------------
                                                                            ----------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
   Interest bearing                                                         $ 114,339    $ 102,869
   Non-interest bearing                                                        25,583       21,286
                                                                            ----------------------
      TOTAL DEPOSITS                                                          139,922      124,155

Other borrowings                                                                4,073        1,000
Accrued expenses and other liabilities                                          1,215        1,522
                                                                            ----------------------
      TOTAL LIABILITIES                                                       145,210      126,677
                                                                            ----------------------
                                                                            ----------------------
SHAREHOLDERS' EQUITY
 Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding, 2,412,000 at June 30, 1999 and
 2,411,000 at December 31, 1998                                                 1,507        1,505
Additional paid-in capital                                                      3,869        3,856
Unearned ESOP contribution                                                       (898)      (1,000)
Retained earnings                                                               5,920        5,185
                                                                            ----------------------
      TOTAL SHAREHOLDERS' EQUITY                                               10,398        9,546
                                                                            ----------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 155,608    $ 136,223
                                                                            ----------------------
                                                                            ----------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
(UNAUDITED)


                                                                   For the six months  For the three months
                                                                      ended June 30,    ended June 30,
                                                                      1999     1998     1999     1998
-----------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                        $5,841   $4,512   $3,003   $2,365
   Interest on federal funds sold                                       233      436      170      213
   Interest on interest bearing deposits in financial institutions       20       21       10       11
   Interest on investment securities                                     62       25       20       15
                                                                     ---------------------------------
       TOTAL INTEREST INCOME                                          6,156    4,994    3,203    2,604
                                                                     ---------------------------------

Interest expense - deposits                                           1,854    1,712      985      888
Interest expense - other borrowed money                                  43       60       21       30
                                                                     ---------------------------------
      TOTAL INTEREST EXPENSE                                          1,897    1,772    1,006      918
                                                                     ---------------------------------

   Net interest income before provision for loan losses               4,259    3,222    2,197    1,686
                                                                     ---------------------------------

Provision for loan losses                                               315      231      165      141
                                                                     ---------------------------------
      NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             3,944    2,991    2,032    1,545
                                                                     ---------------------------------

Other operating income:
   Customer service charges                                             178      179       96       92
   Other fee income                                                     665      462      362      195
   Gain on sale of loans                                              1,713      593      849      448
   Servicing fees, net                                                  270      419      107      215
                                                                     ---------------------------------
      TOTAL OTHER OPERATING INCOME                                    2,826    1,653    1,414      950
                                                                     ---------------------------------

Other operating expenses:
   Salaries and employee benefits                                     3,145    2,105    1,574    1,106
   Occupancy                                                            554      357      283      194
   Bank premises and equipment                                          243      144      119       78
   Marketing and promotions                                             114      136       55       93
   Data processing                                                      362      282      181      136
   Professional services                                                237      173      130      130
   Other                                                                864      644      455      443
                                                                     ---------------------------------
      TOTAL OTHER OPERATING EXPENSES                                  5,519    3,841    2,797    2,180
                                                                     ---------------------------------

Income before income taxes                                            1,251      803      649      315
Income taxes                                                            516      332      267      131
                                                                     ---------------------------------
NET INCOME                                                           $  735   $  471   $  382   $  184
                                                                     ---------------------------------
                                                                     ---------------------------------
Basic earnings per share                                             $ 0.32   $ 0.21   $ 0.17   $ 0.09
Diluted earnings per share                                           $ 0.31   $ 0.19   $ 0.16   $ 0.08


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)


                                                                         For the six months
                                                                           ended  June 30,
                                                                         1999          1998
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                         $    735       $    471
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                        665            279
      Provision for loan losses                                            315            231
      Gain on sale of loans                                             (1,713)          (593)
      Proceeds from sale of loans                                       48,241         14,865
      Increase in accrued interest and other assets                       (402)           (47)
      Increase (Decrease) in accrued expenses and other
        liabilities                                                       (307)           180
                                                                      ------------------------
         Net cash provided by operating activities                      47,534         15,386
                                                                      ------------------------
Cash flows from Investing activities:
   Net increase in loans outstanding                                   (48,950)       (31,015)
   Net decrease (increase) in Federal funds sold                       (10,510)         2,600
   Purchase of Federal Reserve Stock                                       (29)             -
   Purchase of securities held-to-maturity                              (5,436)          (201)
   Maturities of securities held-to-maturity                               700              -
   Additions to bank premises and equipment                               (304)          (239)
                                                                      ------------------------
         Net cash used in investing activities                         (64,529)       (28,855)
                                                                      ------------------------

Cash flows from financing activities:
 Net increase in deposits:
      Interest bearing                                                  11,470         11,045
      Non-interest bearing                                               4,297          2,922
   Exercise of stock options                                                15             36
   Cash dividends paid                                                       -           (228)
   Repayment of line of credit                                            (102)             -
   Proceeds from line of credit                                          3,175            200
   Advances to ESOP                                                          -           (200)
                                                                      ------------------------
         Net cash provided by financing activities                      18,855         13,775
                                                                      ------------------------

         Net increase in cash and due from banks                         1,860            306

Cash and due from banks at beginning of period                        $  6,064       $  4,590
                                                                      ------------------------
Cash and due from banks at end of period                              $  7,924       $  4,896
                                                                      ------------------------
                                                                      ------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
 Interest                                                             $  1,958       $    931
                                                                      ------------------------
 Income Taxes                                                         $    697       $    406
                                                                      ------------------------

Supplemental disclosure of non-cash investing activities:
 Loans transferred to other real estate owned                         $      -       $    835
                                                                      ------------------------
                                                                      ------------------------



See accompanying notes to consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE 1 BASIS OF PRESENTATION:

The interim financial statements included herein have been prepared by Community Bancorp Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These interim financial statements include the Company and its wholly owned subsidiary, Fallbrook National Bank, as consolidated with the elimination of all inter-company transactions. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in Fallbrook National Bank's latest Annual Report. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 1999, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 1999 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE 2 LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES:

A summary of loans as of June 30, 1999 and December 31, 1998 is as follows:


                                                                 June 30,         December 31,
                                                                   1999               1998
                                                              --------------------------------
                                                                   (dollars in thousands)
Construction loans                                             $  24,679          $  18,461
SBA guaranteed portion held for sale construction(1)               3,471              2,585
Real estate one to four family                                    12,971             10,072
Real estate held for sale one to four family(1)                    1,073              4,015
Real estate commercial and multi family                           44,800             55,788
SBA guaranteed portion held for sale(1)                            3,109                 --
Consumer home equity lines of credit                               2,329              2,033
Consumer other                                                     7,296              6,166
Commercial(2)                                                     14,275             13,517
                                                              --------------------------------
Total Gross loans                                                114,003            112,637
Deferred loan fees                                                  (379)              (362)
Discount on unguaranteed portion of loans retained                (1,632)            (2,574)
Allowance for loan losses                                         (1,286)             (992)
                                                              --------------------------------
Net loans                                                     $  110,706         $  108,709
                                                              --------------------------------
                                                              --------------------------------




--------
(1) Valued at the lower of cost or market

(2) Includes $7.8 million and $6.0 million of loans secured by aircraft at June 30, 1999 and December 31, 1998, respectively.

The Company's lending activities are concentrated primarily in Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company's market area. As a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries. The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

NOTE 3 SALES AND SERVICING OF SBA LOANS:

The Company generates revenues from the origination of loans guaranteed by the SBA and the sale of guaranteed and unguaranteed portions of those loans in the secondary market. The Company retains the servicing on the sale of SBA loans that creates loan servicing income. The Company measures the servicing asset by discounting the respective cash flow for the estimated expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life. Servicing assets are initially measured at market rates.

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of June 30, 1999 and December 31, 1998, there was no material difference between the Company's amortized carrying value for the servicing assets and the fair value and the Company had no valuation allowance established for these assets.

The activity for the servicing assets for the six months ended June 30, 1999 and 1998 is summarized as follows:


                                                          1999        1998
                                                       -----------------------
                                                       (dollars in thousands)
Balance at beginning of period                         $    2,950  $    2,883
Servicing assets recognized on SBA loans sold                 300         367
Amortization                                                 (480)       (135)
                                                       -----------------------
Balance at end of period                               $    2,770  $    3,115
                                                       -----------------------
                                                       -----------------------



NOTE 4 CONTINGENCIES:

The Company's wholly owned subsidiary, Fallbrook National Bank, has been subject to a lawsuit by a former employee alleging, amongst other things, breach of contract and fraud. Trial commenced on July 19, 1999, with the Jury rendering a verdict on August 2nd, 1999. The Jury awarded compensatory damages of approximately $65,000, punitive damages of $750,000, court costs and legal fees. As of this date, the trial process is incomplete in as much as the Judge has not made a final entry of judgement, and no post trial motions can be filed until the entry has been made. The final judgement is expected to occur during the quarter ending September 30, 1999. Subject to the final judgement, the Bank anticipates appealing the judgement and making an additional accrual. Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. The Company is not aware of any pending or threatened legal actions other than that stated above.

NOTE 5 FORMATION OF HOLDING COMPANY:

The Company was formed through a holding company reorganization of Fallbrook National Bank, wherein Fallbrook National Bank became the wholly owned subsidiary of Community Bancorp Inc. as of June 25, 1999. The transaction was based on a one for one exchange of shares of Fallbrook National Bank stock for shares of common stock of Community Bancorp Inc., and was not considered a taxable event for IRS purposes. All references to periods prior to June 30, 1999 are references to financial statements of the Bank.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced the financial performance of Community Bancorp Inc. (the "Company") and its subsidiary Fallbrook National Bank (the "Bank") for the six months and three months ended June 30, 1999. This analysis should be read in conjunction with the Bank's 1998 Annual Report and with the unaudited financial statements and notes as set forth in this report.

Community Bancorp Inc. was formed through a holding company reorganization of Fallbrook National Bank, wherein Fallbrook National Bank became the wholly owned subsidiary of Community Bancorp Inc. as of June 25, 1999. The transaction was based on a one for one exchange of shares of Fallbrook National Bank stock for shares of common stock of Community Bancorp Inc., and was not considered a taxable event for IRS purposes. At the same time, Community Bancorp Inc. was listed on the NASDAQ national markets under the symbol CMBC, and Fallbrook National Bank was removed from public trading on the same date.

Statements concerning future performance, developments or events concerning expectation for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations.

RESULTS OF OPERATIONS

NET INCOME

Net income increased 56.1% to $735,000 for the six months ended June 30, 1999 compared to $471,000 for the six months ended June 30, 1998. Basic earnings per share were $0.32 and $0.21 for the six months ended June 30, 1999 and 1998, respectively. Diluted earnings per share were $0.31 and $0.19 for the six months ended June 30, 1999 and 1998, respectively. Earnings per share for the six months ended June 30, 1998 were adjusted for the effects of a stock dividend paid in December 1998. The increase in net income was mainly due to increases in net interest income after provision for loan losses and in other operating income, partially offset by an increase in other operating expenses. Interest income increased due to an increase in average interest earning assets, and other operating income increased during the six months ended June 30, 1999 due to the sale of $10.2 million in the unguaranteed portion of SBA 7A loans which resulted in a gain of $1.2 million.

Return on average assets for the six months ended June 30, 1999 was 1.04% compared to 0.86% for the six months ended June 30, 1998. The increase in the return on average assets from 1998 to 1999 was due to the increase in net income, as noted above. The return on average equity was 14.79% for the six months ended June 30, 1999 compared to 11.09% for the six months ended June 30, 1998.

Net income increased 107.6% to $382,000 for the three months ended June 30, 1999 compared to $184,000 for the three months ended June 30, 1998. Basic earnings per share were $0.17 and $0.09 for the three months ended June 30, 1999 and 1998, respectively. Diluted earnings per share were $0.16 and $0.08 for the three months ended June 30, 1999 and 1998, respectively. Earnings per share for the three months ended June 30, 1998 were adjusted for the effects of a stock dividend paid in December 1998. The increase in net income was mainly due to increases in net interest income after provision for loan losses and in other operating income, partially offset by an increase in other operating expenses. Interest income increased due to an increase in average interest earning assets and other operating income increased during the three months ended June 30, 1999 due to the sale of $5.1 million in the unguaranteed portion of SBA 7A loans which resulted in a gain of $590,000.


Return on average assets for the three months ended June 30, 1999 was 1.03% compared to 0.64% for the three months ended June 30, 1998. The increase in the return on average assets from 1998 to 1999 was due to the increase in net income, as noted above. The return on average equity was 14.97% for the three months ended June 30, 1999 compared to 8.57% for the three months ended June 30, 1998.

INTEREST INCOME

Net interest income is the most significant component of the Bank's income from operations. Net interest income is the difference (the "interest rate spread") between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and nonaccrual loans are included as interest bearing loans for the purpose of this table.


                                                                       For the six months ended June 30,
                                                    ------------------------------------------------------------------------
                                                                   1999                                1998
                                                    ------------------------------------------------------------------------
                                                      Average    Interest     Average     Average    Interest     Average
                                                      Balance   Earned/Paid Rate/Yield    Balance   Earned/Paid Rate/Yield
                                                    ------------------------------------------------------------------------
                                                                             (dollars in thousands)
Average Assets:
Securities and time deposits at other
   Banks........................................      $   2,883 $      82        5.74%   $   1,643   $     46         5.65%
Federal funds sold..............................         10,067       233        4.67       15,540        436         5.66
Loans:
   Commercial...................................         52,959     2,712       10.33       38,567      2,076        10.85
   Real estate..................................         57,354     2,875       10.11       42,218      2,236        10.68
   Consumer.....................................          5,558       255        9.25        3,797        200        10.62
                                                      --------- ---------                ---------   --------
Total loans.....................................        115,871     5,842       10.17       84,582      4,512        10.76
                                                      --------- ---------                ---------   --------
Total earning assets............................        128,821     6,157        9.64      101,765      4,994         9.90
Non earning assets..............................         14,056                              9,289
                                                      ---------                          ---------
Total average assets............................      $ 142,877                          $ 111,053
                                                      ---------                          ---------
                                                      ---------                          ---------

Average liabilities and shareholders' Equity:
Interest bearing deposits:
   Savings and interest bearing
     Accounts...................................      $  62,683 $     767        2.47    $  60,771   $  1,053         3.49
   Time deposits ...............................         44,385     1,087        4.94       23,556        659         5.64
                                                      --------- ---------                ---------   --------
Total interest bearing deposits.................        107,068     1,854        3.49       84,327      1,712         4.09
Demand deposits.................................         23,471        --          --       16,172         --           --
Other borrowings................................            949        43        9.14        1,153         60        10.49
                                                      --------- ---------                ---------   --------
Total  interest bearing liabilities.............        131,488     1,897        2.91      101,652      1,772         3.52
Accrued expenses and other liabilities                    1,353                                837
Net shareholders' equity........................         10,035                              8,564
                                                      ---------                          ---------
Total average liabilities and  shareholders'
  equity........................................      $ 142,877                          $ 111,053
                                                      ---------                          ---------
                                                      ---------                          ---------
Net interest rate spread........................                                 6.73%                                6.38%
                                                                                 ----                                 ----
                                                                                 ----                                 ----
Net interest income.............................                $   4,259                            $  3,222
                                                                ---------                            --------
                                                                ---------                            --------
Net yield on interest-earning assets............                                 6.67%                                6.38%
                                                                                 ----                                 ----
                                                                                 ----                                 ----



Interest income for the six months ended June 30, 1999 increased to $6.2 million, compared to $5.0 million for the six months ended June 30, 1998. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $128.8 million for the six months ended June 30, 1999 compared to $101.8 million for the six months ended June 30, 1998. The yield on interest earning assets decreased to 9.64% for the six months ended June 30, 1999 compared to 9.90% for the six months ended June 30, 1998. The largest single component of interest earning assets was loans receivable, which had an average balance of $115.9 million with a yield of 10.17% for the six months ended June 30, 1999 compared to $84.6 million with a yield of 10.76% for the six months ended June 30, 1998. The increase in the average balance of loans receivable was attributable to the expansion of the Bank as part of the Bank's strategic plan.

Interest expense for the six months ended June 30, 1999 increased to $1.9 million compared to $1.8 million for the six months ended June 30, 1998. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and was partially offset by a decrease in the cost of those liabilities. Average interest-bearing liabilities increased to $131.5 million for the six months ended June 30, 1999 compared to $101.7 million for the six months ended June 30, 1998. Average time deposits increased to

$44.4 million with a cost of 4.94% for the six months ended June 30, 1999 compared to $23.6 million with a cost of 5.64% for the six months ended June 30, 1998.


                                                                      For the three months ended June 30,
                                                    ------------------------------------------------------------------------
                                                                   1999                                1998
                                                    ------------------------------------------------------------------------
                                                      Average    Interest     Average     Average    Interest     Average
                                                      Balance   Earned/Paid Rate/Yield    Balance   Earned/Paid Rate/Yield
                                                    ------------------------------------------------------------------------
                                                                             (dollars in thousands)
Average Assets:
Securities and time deposits at other
   Banks........................................      $   3,157 $      30        3.81%   $   1,648   $     26         6.33%
Federal funds sold..............................         14,535       170        4.69       15,191        213         5.62
Loans:
   Commercial...................................         51,761     1,384       10.72       39,945      1,080        10.84
   Real estate..................................         58,814     1,485       10.13       44,982      1,185        10.57
   Consumer.....................................          5,840       134        9.20        3,821        100        10.50
                                                      --------- ---------                ---------   --------
Total loans.....................................        116,415     3,003       10.35       88,748      2,365        10.69
                                                      --------- ---------                ---------   --------
Total earning assets............................        134,107     3,203        9.58      105,587      2,604         9.89
Non earning assets..............................         15,174                              9,833
                                                      ---------                          ---------
Total average assets............................      $ 149,281                          $ 115,420
                                                      ---------                          ---------
                                                      ---------                          ---------

Average liabilities and shareholders' Equity:
Interest bearing deposits:
   Savings and interest bearing
     Accounts...................................      $  64,769 $     399        2.47    $  63,788   $    553         3.48
   Time deposits ...............................         46,494       586        5.06       23,825        335         5.64
                                                      --------- ---------                ---------   --------
Total interest bearing deposits.................        111,263       985        3.55       87,613        888         4.07
Demand deposits.................................         25,380        --          --       17,214         --          --
Other borrowings................................            922        21        9.14        1,208         30         9.96
                                                      --------- ---------                ---------   --------
Total  interest bearing liabilities.............        137,565     1,006        2.93      106,035        918         3.47
Accrued expenses and other liabilities                    1,482                                775
Net shareholders' equity........................         10,234                              8,610
                                                      ---------                          ---------
Total average liabilities and  shareholders'
  equity........................................      $ 149,281                          $ 115,420
                                                      ---------                          ---------
                                                      ---------                          ---------
Net interest rate spread........................                                 6.65%                                6.42%
                                                                                 ----                                 ----
                                                                                 ----                                 ----
Net interest income.............................                $  2,197                             $  1,686
                                                                --------                             --------
                                                                --------                             --------
Net yield on interest-earning assets............                                 6.57%                                6.40%
                                                                                 ----                                 ----
                                                                                 ----                                 ----



Interest income for the three months ended June 30, 1999 increased to $3.2 million, compared to $2.6 million for the three months ended June 30, 1998. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $134.1 million for the three months ended June 30, 1999 compared to $105.6 million for the three months ended June 30, 1998. The yield on interest earning assets decreased to 9.58% for the three months ended June 30, 1999 compared to 9.89% for the three months ended June 30, 1998. The largest single component of interest earning assets was loans receivable, which had an average balance of $116.4 million with a yield of 10.35% for the three months ended June 30, 1999 compared to $88.7 million with a yield of 10.69% for the three months ended June 30, 1998. The increase in the average balance of loans receivable was attributable to the expansion of the Bank as part of the Bank's strategic plan.

Interest expense for the three months ended June 30, 1999 increased to $1.0 million compared to $918,000 for the three months ended June 30, 1998. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and was partially offset by a decrease in the cost of those liabilities. Average interest-bearing liabilities increased to $137.6 million for the three months ended June 30, 1999 compared to $106.0 million for the three months ended June 30, 1998. Average time deposits increased to $46.5 million with a cost of 5.06% for the three months ended June 30, 1999 compared to $23.8 million with a cost of 5.64% for the three months ended June 30, 1998.

NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN LOSSES

Net interest income before provision for estimated loan losses for the six months ended June 30, 1999 was $4.3 million, compared to $3.2 million for the six months ended June 30, 1998. This increase was primarily due to the increase in average interest earning assets combined with an increase in the net interest margin. Average interest earning assets were $128.8 million for the six months ended June 30, 1999 with a net interest margin of 6.67% compared to $101.8 million with a net interest margin of 6.38% for the six months ended June 30, 1998.

Net interest income before provision for estimated loan losses for the three months ended June 30, 1999 was $2.2 million, compared to $1.7 million for the three months ended June 30, 1998. This increase was primarily due to the increase in average interest earning assets combined with an increase in the net interest margin. Average interest earning assets were $134.1 million for the three months ended June 30, 1999 with a net interest margin of 6.57% compared to $105.6 million with a net interest margin of 6.40% for the three months ended June 30, 1998.

PROVISION FOR LOAN LOSSES

Net charge offs totaled $21,000 for the six months ended June 30, 1999 compared to $127,000 for the six months ended June 30, 1998. Due to the growth in loans and the historical loss experience associated with the various loan types, the provision for loan losses totaled $315,000 for the six months ended June 30, 1999 compared to $231,000 for the six months ended June 30, 1998. Loan balances have increased to $110.7 million as of June 30, 1999 compared to $108.7 million as of December 31, 1998 and $89.3 million as of June 30, 1998, a 24.0% increase during the 12 month period. In addition, the loan portfolio composition has changed, which causes a change in overall risk of the portfolio. Construction loans, not including SBA guaranteed portions, have increased to 21.6% of total gross loans as of June 30, 1999, compared to 16.4% of total gross loans as of December 31, 1998. Additionally, the Bank has entered into two new business lines during the latter half of 1998; Aircraft lending and Business Manager (an accounts receivable financing business). As a result of the increase and diversification in total loans outstanding, management increased the allowance for loan losses to $1.3 million as of June 30, 1999 compared to $754,000 as of June 30, 1998. As of June 30, 1999, the allowance was 1.13% of total gross loans compared to 0.81% as of June 30, 1998. The allowance for loan losses as a percentage of non-performing loans was 120.07% as of June 30, 1999 compared to 55.20% as of June 30, 1998.

For the three months ended June 30, 1999, net charge offs totaled $21,000 compared to $127,000 for the three months ended June 30, 1998. Provisions for loan losses totaled $165,000 for the three months ended June 30, 1999 compared to $141,000 for the three months ended June 30, 1998.

Nonaccrual loans as of June 30, 1999 increased to $1.1 million, of which $166,000 is guaranteed by the SBA, compared to $969,000 with $293,000 guaranteed by the SBA as of December 31, 1998 and $177,000, with $177,000 guaranteed by the SBA as of June 30, 1998.

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon judgments which differ from those of management.


OTHER OPERATING INCOME

Other operating income represents non-interest types of revenue and is comprised primarily of gains from the sale of loans, other fee income, loan servicing fees and service charges on deposit accounts. Other operating income totaled $2.8 million for the six months ended June 30, 1999 compared to $1.7 million for the six months ended June 30, 1998. This represents an increase of $1.2 million, or 71.0%, when comparing the six month period ended June 30, 1999 to the six month period ended June 30, 1998. The increase was mainly due to an increase in the gain on sale of loans, which totaled $1.7 million for the six month period ended June 30, 1999 compared to $593,000 for the six month period ended June 30, 1998. The increase in gain on sale of loans was due to the sale of $18.5 million in mortgage loans and $25.9 million in SBA loans, including $10.2 million in the unguaranteed portion of SBA 7A loans during the six months ended June 30, 1999 compared to $4.8 million in mortgage loans and $9.3 million in SBA loans during the six month period ended June 30, 1998.

A major portion of other operating income is generated through the sale of loans consisting of SBA loans and mortgage loans. During the six months ended June 30, 1999, the Company originated $22.3 million in SBA government guaranteed loans compared to $16.4 million during the six months ended June 30, 1998. The Company originated $15.6 million in mortgage loans during the six months ended June 30, 1999 compared to $9.9 million for the six months ended June 30, 1998. The Company sold approximately $25.9 million in SBA loans, including $10.2 million in unguaranteed portions resulting in a gain of $1.2 million, and $18.5 million in mortgage loans during the six month period ended June 30, 1999. This is an increase compared to $9.3 million in SBA loans and $4.8 million in mortgage loans during the six month period ended June 30, 1998. The sales for the six month period ended June 30, 1999 resulted in a gain of $1.7 million, compared to $593,000 for the six month period ended June 30, 1998. Prior to 1999, the Company had not sold any unguaranteed portions of SBA loans. The sale of unguaranteed portions of SBA loans during the six months ended June 30, 1999 was for the purpose of liquidity and capital management and reducing concentrations in hotel lending. In the future, the Company may, from time to time, sell unguaranteed portions of SBA loans in order to manage its asset growth, capital and liquidity.

For the three months ended June 30, 1999, the Company originated $10.3 million in SBA loans and $5.6 million in mortgage loans, compared to $9.2 million in SBA loans and $7.5 million in mortgage loans for the three months ended June 30, 1998. The decline in mortgage loan production was due to the rise in interest rates during the second quarter of 1999, and therefore the decline in mortgage refinancing during the same period. The Company sold $11.2 million in SBA loans, including $5.1 million in unguaranteed portions, and $6.9 million in mortgage loans during the three months ended June 30, 1999, compared to $4.5 million in SBA loans and $3.4 million in mortgage loans during the three months ended June 30, 1998. Prior to 1999, the Company had not sold any unguaranteed portions of SBA loans. The sales generated gains of $849,000 for the three months ended June 30, 1999 compared to $448,000 for the three months ended June 30, 1998.

Other fee income totaled $665,000 for the six months ended June 30, 1999 compared to $462,000 for the six months ended June 30, 1998. For the three months ended June 30, 1999, other fee income totaled $362,000, compared to $195,000 for the three months ended June 30, 1998. This increase is directly related to the increase in SBA and mortgage loan production, including fees from the brokering of SBA loans to third party investors, as well as the additional volume of other types of loans.

Servicing fees, net, decreased to $270,000 for the six months ended June 30, 1999 compared to $419,000 for the six months ended June 30, 1998. For the three months ended June 30, 1999, servicing fees decreased to $107,000 compared to $215,000 for the three months ended June 30, 1998. The decrease in servicing fees was due to the increase in SBA loan payoffs experienced by the Company during the first two quarters of 1999. Total SBA servicing for others was $90.2 million at June 30, 1999 compared to $71.3 million at June 30, 1998.

Customer service charges were approximately the same, totaling $178,000 for the six months ended June 30, 1999 compared to $179,000 for the six months ended June 30, 1998, and were $96,000 for the three months ended June 30, 1999 compared to $92,000 for the three months ended June 30, 1998.

OTHER OPERATING EXPENSES

Other operating expenses are non-interest types of expenses and are incurred by the Bank in its normal course of business. Salaries and employee benefits, occupancy, bank premises and equipment, marketing and promotions, data processing, professional services and other expenses are the major categories of other operating expenses. Other operating expenses increased to $5.5 million for the six months ended June 30, 1999 compared to $3.8 million for the six months ended June 30, 1998. For the three months ended June 30, 1999, other operating expenses increased to $2.8 million compared to $2.2 million for the three months ended June 30, 1998. Subsequent to March 31, 1998, the Bank expanded its operating territories for both SBA loan production as well as branch operations, and has added two new product lines, aircraft lending and business manager. A new branch was opened in Vista, California in August 1998, and two new loan production offices ("LPOs") were opened during the latter half of 1998, one in Sacramento and the other in Los Angeles, California. In addition, the Bank has added commercial lenders to each of its three banking branches, and has expanded mortgage operations with the addition of both originators and back office personnel.

The efficiency ratio is the ratio of operating expenses to net interest income plus non-interest income. A decline in the efficiency ratio indicates a more efficient period, while an increase in the efficiency indicates a less efficient period. The Company's efficiency ratio decreased to 77.9% for the six months ended June 30, 1999 compared to 78.8% for the six months ended June 30, 1998, and were 77.5% for the three months ended June 30, 1999 compared to 82.7% for the three months ended June 30, 1998. The majority of the cost increase can be attributed to loan production and to the Bank's growing balance sheet. Salary and benefit expenses increased to $3.1 million for the six months ended June 30, 1999 compared to $2.1 million for the six months ended June 30, 1998, and were $1.6 million for the three months ended June 30, 1999 compared to $1.1 million for the three months ended June 30, 1998. The majority of the increase can be attributable to the Company's expansion during 1998, discussed previously.

Occupancy, premises and equipment, data processing, professional services, and other expenses increased to $554,000, $243,000, $362,000, $237,000 and $864,000,
respectively, for the six months ended June 30, 1999 compared to $357,000, $144,000, $282,000, $173,000 and $644,000 for the six months ended June 30,
1998. Marketing an promotions expense declined to $114,000 for the six months ended June 30, 1999 compared to $136,000 for the six months ended June 30, 1998. For the three months ended June 30, 1999, occupancy, premises and equipment, data processing, professional services, and other expenses increased to $283,000, $119,000, $181,000, $130,000 and $455,000,
respectively, compared to $194,000, $78,000, $136,000, $130,000 and $443,000
for the three months ended June 30, 1998. Marketing and promotions expense declined to $55,000 for the three months ended June 30, 1999 compared to $93,000 for the three months ended June 30, 1998. These increases in operating expenses are a direct result of the implementation of the Bank's strategic plan, including the addition of the new branch, two new LPOs and the new product lines, along with the one time expense of $64,000 due to the formation of the holding company which was incurred during the second quarter of 1999.

PROVISION FOR INCOME TAXES

The effective income tax rate was 41.2% for the six months ended June 30, 1999 compared to 41.3% for the six months ended June 30, 1998, and was 41.1% for the three months ended June 30, 1999 compared to 41.6% for the three months ended June 30, 1998. Provisions for income taxes totaled $516,000 and $332,000 for the six months ended June 30, 1999 and 1998, respectively, and were $267,000 and $131,000 for the three months ended June 30, 1999 and 1998, respectively.


FINANCIAL CONDITION

SUMMARY OF CHANGES IN CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 COMPARED TO DECEMBER 31, 1998

Total assets of the Bank increased to $155.6 million as of June 30, 1999 compared to $136.2 million as of December 31, 1998 and $121.5 million as of June 30, 1998. This increase was due to the growth in net loans to $110.7 million as of June 30, 1999, compared to $108.7 million as of December 31, 1998, and $89.3 million as of June 30, 1998.

Deposits grew to $139.9 million as of June 30, 1999 compared to $124.2 million as of December 31, 1998 and $110.3 million as of June 30, 1998. The Bank opened a third branch in Vista, California in August 1998, and the Bank's main office in Fallbrook, California obtained the largest market share (percentage of FDIC insured deposits) in deposits as of June 30, 1998 for its geographic territory. Federal funds sold increased to $20.8 million as of June 30, 1999, compared to $10.3 million as of December 31, 1998, and were $16.8 million as of June 30, 1998. The balance of Fed Funds varies with changes in loan demand, origination volume and loan payoffs.

Shareholders' equity increased to $10.4 million as of June 30, 1999 compared to $9.5 million as of December 31, 1998 and $8.6 million as of June 30, 1998. Please refer to the capital section of this discussion for further information.

INVESTMENTS

The Bank's investment portfolio consists primarily of certificates of deposit with other financial institutions, US Treasury and agency securities and overnight investments in the Federal Funds market. As of June 30, 1999, December 31, 1998 and June 30, 1998, certificates of deposit with other financial institutions were $800,000, of which $500,000 are securing the Employee Stock Ownership Plan ("ESOP") loan from another California bank which is funding the Bank's ESOP. As of June 30, 1999, the Company held $200,000 in US Treasury Securities and $6.2 million in US Government and other securities compared to $900,000 and $776,000, respectively, as of December 31, 1998. The additional $5.4 million investment in U.S. Government and other securities have maturities ranging from 3 months to 5 years. As of June 30, 1998 the Company held $901,000 in US Treasury securities and $5,000 in US Government and other securities. A portion of these securities are held as collateral for public funds and treasury, tax and loan deposits. Average Federal Funds sold for the three months ended June 30, 1999 was $14.5 million compared to $15.2 million for the three months ended June 30, 1998.

LOANS

Loan balances, net of the allowance for loan losses, increased to $110.7 million as of June 30, 1999 compared to $108.7 million as of December 31, 1998 and $89.3 million as of June 30, 1998. The growth was primarily in construction loans, which was partially offset by a reduction in real estate commercial and multi family loans. Demand for construction loans resulted in a 67.5% annualized growth rate for the six months ended June 30, 1999, including both residential and SBA portions. The Company sold $10.2 million in unguaranteed portions of SBA loans during the six months ended June 30, 1999, for the purpose of liquidity and reducing concentrations in hotel lending. The total servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Bank was $93.4 million as of June 30, 1999 compared to $82.8 million as of December 31, 1998 and $73.2 million as of June 30, 1998.

LOAN ORIGINATION AND SALE. The following table sets forth the Bank's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:


                                                          AT OR FOR THE SIX MONTHS      AT OR FOR THETHREE MONTHS
                                                               ENDED JUNE 30,                ENDED JUNE 30,
                                                       -------------------------------------------------------------
                                                             1999           1998          1999          1998
                                                       -------------------------------------------------------------
                                                           (dollars in thousands)
Beginning balance                                           $  108,709    $  73,884    $  115,803     $  80,799
Loans originated:
    Commercial loans...................................         10,274        4,133         6,065         2,300
   Real estate:
     Construction loans................................         24,761       15,846        16,227         6,825
     One- to four-family...............................         25,882       12,310        11,297         8,682
     Commercial........................................         23,433       18,001         8,490        10,785
   Consumer............................................          2,326        1,123         1,069           727
                                                       -------------------------------------------------------------
     Total loans originated............................         86,676       51,413        43,148        29,319
Loans sold.............................................
      Real estate:
          One- to four-family..........................         18,515        4,780         6,902         3,422
          Commercial...................................         28,730        9,260        13,986         4,543
                                                       -------------------------------------------------------------
      Total loans sold.................................         47,245       14,040        20,888         7,965
Less:
   Principal repayments................................         36,803       22,394        27,128        13,014
   Other net changes1..................................            631         (424)          229          (148)
                                                       -------------------------------------------------------------
     Total loans:......................................     $  110,706    $  89,287    $  110,706     $  89,287
                                                       -------------------------------------------------------------
                                                       -------------------------------------------------------------



--------------
(1) Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.


NONPERFORMING ASSETS. Nonperforming assets consists of nonperforming loans and other real estate owned ("OREO"). Nonperforming loans are those loans which have
(i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or placed on nonaccrual status.

         The following table sets forth the Bank's nonperforming assets at the dates indicated:


                                                                        JUNE 30,   DECEMBER 31,   JUNE 30,
                                                                          1999         1998         1998
                                                                      ----------------------------------------
                                                                               (dollars in thousands)
            Nonaccrual loans..........................................$  1,071       $  969         $  177
            Troubled debt restructurings..............................      --          723            724
            Loans contractually past due 90 days or more with respect
                 to either principal or interest and still accruing
                 interest.............................................      --          203            465
                                                                      --------       ------        -------
                 Total nonperforming loans............................   1,071        1,895          1,366
            Other real estate owned...................................      --           --            835
                                                                      --------     --------       --------
            Total nonperforming assets..............................    $1,071       $1,895         $2,201
                                                                      --------     --------       --------
                                                                      --------     --------       --------
            Allowance for loan losses to total gross loans............    1.13%        0.88%          0.81%
            Allowance for loan losses to nonaccrual loans.............  120.07       102.37         425.99
            Allowance for loan losses to nonperforming loans..........  120.07        52.35          55.20
            Allowance for loan losses to nonperforming assets.........  120.07        52.35          34.26
            Total nonperforming assets to total assets................    0.69         1.39           1.81
            Total nonperforming loans to total gross loans............    0.94%        1.68%          1.47%



NONACCRUAL LOANS. Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Bank measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. As of June 30, 1999, December 31, 1998 and June 30, 1998, all impaired or nonaccrual loans were collateral-dependent. The Bank places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. The Bank had six loans on nonaccrual status as of June 30, 1999, totaling $1.1 million. Of this total $166,000 is guaranteed by the SBA. As of December 31, 1998, the Bank had four loans on nonaccrual status, totaling $969,000, with $293,000 guaranteed by the SBA. As of June 30, 1998 the Bank had three loans on nonaccrual status, totaling $177,000 with $177,000 guaranteed by the SBA.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance is increased by provisions charged against earnings and reduced by net loan chargeoffs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible. Recoveries are generally recorded only when cash payments are received.

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon judgments which differ from those of management.

The following table sets forth information regarding the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                                            AT OR FOR THE SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                     ----------------------------------------
                                                                             1999                1998
                                                                     ----------------------------------------
                                                                             (dollars in thousands)
Balance at beginning of period...................                             $992              $650
Chargeoffs:
     Real estate loans:
         One- to four-family.....................                               --                55
         Commercial..............................                               19                72
     Consumer....................................                                4                 2
                                                                           -------           -------
         Total chargeoffs........................                               23               129
Recoveries:
     Real estate loans:
         One- to four-family.....................                               --                --
         Commercial..............................                                1                 1
     Consumer....................................                                1                 1
                                                                           -------           -------
                Total recoveries.................                                2                 2
                                                                           -------           -------
Net chargeoffs...................................                               21               127
Provision for loan losses........................                              315               231
                                                                             -----            ------
Balance at end of period.........................                           $1,286              $754
                                                                           -------           -------
                                                                           -------           -------
Net charge offs to average loans (annualized)....                             0.04%             0.30%



As of June 30, 1999 the balance in the allowance for loan losses was $1.3 million compared to $754,000 as of June 30, 1998. As a percentage of total gross loans the allowance was 1.13% as of June 30, 1999 compared to 0.81% as of June 30, 1998. Management believes the allowance at June 30, 1999 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

OTHER REAL ESTATE OWNED. The following table gives the major components of the changes in OREO assets for the six months ended June 30, 1999 and 1998.


                                           1999             1998
                                       ---------------------------------
                                           (dollars in thousands)
Balance at beginning of period                    $ --             $  --
Additions                                           --               835
Sales                                               --                --
                                       ---------------------------------
Balance at end of period                          $ --             $ 835
                                       ---------------------------------
                                       ---------------------------------



CAPITAL

The Bank's capital increased $852,000 to $10.4 million as of June 30, 1999 compared to $9.5 million as of December 31, 1998. In 1997 the Bank implemented an Employee Stock Ownership Plan which was funded with a $1.2 million line of credit. As of June 30, 1999 the indebtedness of the ESOP in the amount of $898,000 is shown as a deduction from shareholders' equity. In future years capital will be increased as the unearned ESOP contributions are made by the Bank. During the six month period ended June 30, 1999, the Bank repaid principal totaling $102,000, and is planning to contribute approximately $192,000 annually to this program.

As part of the Bank's strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. The Bank declared a

$114,000 dividend prior to this change in dividend policy during the three months ended June 30, 1998. A 5% stock dividend was declared and paid to shareholders of record as of November 30, 1998.

As of June 30, 1999, all Bank capital ratios were above all current Federal capital guidelines for a "Well Capitalized" bank. As of June 30, 1999 and December 31, 1998 the regulatory total capital to risk-weighted assets ratios were 12.08% and 8.86%, respectively. The regulatory tier 1 capital to risk-weighted assets ratio was 11.01% as of June 30, 1999 compared to 7.98% as of December 31, 1998. The regulatory tier 1 capital to average assets ratio was 8.82% as of June 30, 1999 compared to 6.61% as of December 31, 1998. As part of its strategic plan, a holding company was formed on June 25, 1999. The Company obtained a $3.2 million loan from a correspondent bank, and invested $3.0 million of the proceeds into the Bank as additional paid in capital. The Company's strategic plan addresses the future capital needs of the Bank through increasing retained earnings and potential sources of additional capital such as an equity offering and potential debt which qualifies for regulatory capital.

As of June 30, 1999, the Company's regulatory total capital to risk-weighted assets ratio was 9.54%. The regulatory tier 1 capital to risk-weighted assets ratio was 8.74% and the regulatory tier 1 capital to average assets ratio was 6.78%. The Company exceeded all minimum regulatory capital ratios as of June 30, 1999. The Company was formed on June 25, 1999, and therefore there are no prior period capital ratios.

LIQUIDITY

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of June 30, 1999 liquid assets as a percentage of deposits were 18.7% compared to 13.4% as of December 31, 1998.

The Company has borrowed $3.2 million from a correspondent bank, and has reinvested $3.0 million into the Bank. The loan has provisions for interest only payments on a quarterly basis for the first year, followed by a five year amortization period. The Company relies on the Bank's cash dividends as its source of repayment for the loan and other operating expenses. As of June 30, 1999, the Company had liquid assets of $143,000, or 41.4% of current liabilities.

YEAR 2000 ISSUES

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Fallbrook National Bank's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. If the Bank or significant customers, suppliers or other third parties fail to correct year 2000 issues, the Bank's ability to operate could be affected. The Bank is addressing its year 2000 issues using a five phase program. The five phases are awareness, assessment, renovation, validation and implementation. A brief description of each phase and the Bank's progress toward completing each phase follows.

The awareness phase identifies potential Year 2000 problems, develops an overall strategy for addressing the issues, obtains support from the board of directors and management, appoints a project team of employees to direct the Bank's activities and implements an internal and external communication program to raise awareness of the problems and issues. The Bank completed this phase as of June 30, 1998.

The assessment phase identifies all information technology systems such as hardware, software, ATMs, and non-information technology systems such as alarm and security systems and environmental controls that could be affected by a Year 2000 related issue. This phase also develops a system to evaluate and assess borrower and vendor preparedness, including a tracking and monitoring system to identify potential problems. The Bank has completed all of its information and non-information technology system assessments. In addition, the Bank has communicated with borrowers and vendors, established a monitoring system, recorded responses and assigned risk factors. The Bank considers the Year 2000 risk factors associated with its borrowers when evaluating the adequacy of the allowance for loan losses. This allocation process will be reviewed and revised on a quarterly basis through at least the first quarter of 2000. Accordingly, monitoring and communication with borrowers and vendors is ongoing.

The Bank has also made initial assessments of its liquidity position in relation to the Year 2000 impact on large depositors and the deposit base, in general. The Bank plans to review and appraise this issue on a quarterly basis and more often commencing in the second quarter of 1999.

The renovation phase involves making the necessary information technology and non-information technology changes and upgrades necessary to be Year 2000 compliant. The Bank has substantially completed this phase.

The validation phase is the testing phase. The Bank uses a third party data processing vendor whose software is Year 2000 compliant. The Bank's testing of mission critical systems was completed by March 31, 1999. As a part of the validation phase, the Bank has prepared a contingency plan for each critical system and product used by the Bank. The contingency plan describes how the Bank will resume normal business operations if remediated systems do not perform as planned either before or after the century date change. Additionally, complete manual procedures for each mission critical function will be in place by June 30, 1999. The business resumption portion of the contingency plan will be validated according to FFIEC requirements. The methodology for the validation was in place as of June 30, 1999 and the testing of the contingency plan will be completed by September 30, 1999.

The implementation phase introduces system changes into an operating environment. Once tested, year 2000 compliant systems are ready to be introduced into the Bank's operating environment. This phase is substantially complete.

The Bank projects that total Year 2000 expenditures during 1999 will be approximately $60,000, $40,000 of which has been spent during the six months ended June 30, 1999. At this time, based on the assessments and testing to date, the Bank does not foresee any Year 2000 issues that would materially impair the Bank's ability to conduct business.

CASH DIVIDENDS

The Bank declared a $.05 per share cash dividend in the first and second quarter of 1998, payable on April 1, 1998 with a record date of March 16, 1998 and payable July 1, 1998 with a record date of June 14, 1998. Effective with the third quarter of 1998, the Bank ceased paying cash dividends in favor of retaining earnings to support future growth. The Bank declared a stock dividend to shareholders of record as of November 30, 1998 which was paid on December 11, 1998.

It is anticipated that the Company will continue the policy of paying stock dividends from time to time.

PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

On February 26, 1998, Lewis Randall, a former employee of Fallbrook National Bank filed a lawsuit in Riverside County (California) Superior Court seeking monetary damages against the Bank in connection with the pay out of an incentive program offered by the Bank in 1996. On July 19, 1999, a trial commenced in connection with such suit.

On August 2nd, 1999, the jury rendered a decision in favor of the former employee for approximately $815,000 (of which $750,000 is for punitive damages) plus court and legal costs.

For addditional information, see Note 4 to the Financial Statements.

ITEM 2   CHANGES IN SECURITIES

On June 25, 1999, a holding company reorganization was completed pursuant to a Plan of Reorganization and Agreement of Merger (a copy of which is attached to the Company's 8-K Report of June 25, 1999) approved by Fallbrook National Bank's shareholders on May 26, 1999. Pursuant to such holding company reorganization,

                  Fallbrook National Bank became a wholly-owned subsidiary of the Company, and each share of common stock of Fallbrook National Bank outstanding immediately prior to the reorganization was converted into one share of common stock of the Company

There were a total of 2,411,685 shares of Company common stock issued in the holding company reorganization and such stock began trading on the NASDAQ National Market under the symbol "CMBC." Shares of Company common stock issued in the holding company reorganization were issued pursuant to the exemption provided in Section 3(a)(12) of the Securities Act of 1933. There were no cash proceeds received by the Company in connection with the issuance of such shares.

Shareholders of the Company have substantially the same rights that they had with respect to their shares of Fallbrook National Bank, other than as required by Delaware law.

The Company's Restated Certificate of Incorporation (filed as an Exhibit to this Report) authorizes the issuance of up to 10,000,000 shares of Common Stock, $0.625 par value.

Holders of the Company's common stock are entitled to one vote, in person or by proxy, for each share held of record in the shareholder's name on the books of the Company as of the record date on any matter submitted to the vote of the shareholders, except that, in connection with the election of directors, the shares are entitled to be voted cumulatively.

Each share of common stock has the same rights, privileges and preferences as every other share and will share equally in the Company's net assets upon liquidation or dissolution. The Company's common stock has no preemptive, conversion or redemption rights or sinking fund provisions and all of the issued and outstanding shares of common stock, when issued, will be fully paid and nonassessable.

The Company's shareholders are entitled to dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor and after satisfaction of the prior rights of holders of outstanding preferred stock, if any (subject to certain restrictions on payment of dividends imposed by the laws of Delaware).

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None to report



ITEM 4   SUBMISSION OF MATTERS TO SECURITY HOLDERS

On May 26, 1999, the Company's subsidiary, Fallbrook National Bank, held its annual meeting of shareholders.

At such meeting, shareholders of the Bank were asked to vote upon the formation of the Company and the Plan of Reorganization and Agreement of Merger, (a copy of which is attached to the Company's 8-K Report of June 25, 1999) pursuant to which:

                  the Bank became a wholly-owned subsidiary of the Company, and each share of common stock of the Bank outstanding immediately prior to the reorganization was converted into one share of common stock of the Company.

The number of shares voted in favor of the holding company reorganization was 1,703,517 with 243,105 shares voting against and 12,106 shares abstaining. The holding company reorganization was completed on June 25, 1999. Thereafter, the common stock of the Company began trading on the NASDAQ National Market under the symbol "CMBC."

At the annual meeting, the shareholders of the Bank also elected the following directors:


                                                              Shares Voted:
                                                    -----------------------------------
Names                                                  For                     Withheld
-----                                                  ---                     --------
Merril J. Crow                                      2,141,011                   87,306
Granger Haugh                                       2,192,103                   36,214
Roy B. Hiscock                                      2,140,999                   87,318
Robert H. S. Kirkpatrick                            2,192,208                   36,109
E. Steve LeFevre                                    2,171,565                   56,752
Philip D. Oberhansley                               2,192,313                   63,724
Corey A. Seale                                      2,167,563                   60,754
Thomas E. Swanson                                   2,190,633                   65,404
Gordon T. Tucker                                    2,171,355                   56,962
Gary M. Youmans                                     2,192,313                   63,724




All the foregoing persons also became directors of the Company.

ITEM 5   OTHER INFORMATION

None to report

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS


EXHIBIT NO.       EXHIBIT
-----------       -------

3.1      Restated Certificate of Incorporation

3.2      Bylaws

27       Financial Data Schedule



(b)      REPORTS ON FORM 8-K

         On June 25, 1999, the Company filed an 8-K Report pursuant to item 5 of such form. The Report concerned the holding company reorganization (as discussed in Item 2 and 4 of this Report) and had the effect of registering the common stock of the Company pursuant to Section 12(g) of the Securities Exchange Act of 1934. As such, the Company became the "successor registrant" to its subsidiary, Fallbrook National Bank, which previously filed reports pursuant to the Securities Exchange Act of 1934 with the Comptroller of the Currency.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Community Bancorp Inc.
                                     ----------------------
                                          (Registrant)




Date August 13, 1999                  /s/ Thomas E. Swanson
     ---------------                 ----------------------
                                     Thomas E. Swanson
                                     President and Chief Executive Officer



Date August 13, 1999                  /s/ L. Bruce Mills, Jr.
     ---------------                 ------------------------
                                     L. Bruce Mills, Jr.
                                     Sr. Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.       EXHIBIT
-----------       -------
3.1               Restated Certificate of Incorporation

3.2               Bylaws

27                Financial Data Schedule

