Form 10QSB
period 1999-09-30
COMMUNITY BANCORP INC
filed 1999-11-15
CIK 1089503

                         COMPTROLLER OF THE CURRENCY
                           Washington, D.C. 20549
                                 Form 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1999
                                               ------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the transition period from          to               .
                                           --------    --------------

                         COMMUNITY BANCORP INC. (1)
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                                    000-26505
                                  -------------
                                  (File Number)

                Delaware                                  33-0859334
     ---------------------------------                -------------------
       (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                Identification No.)


     130 West Fallbrook Street, Fallbrook, CA                    92028
     ----------------------------------------                  ----------
     (Address of principal executive offices)                  (Zip Code)

                 Issuer's telephone number:  (760) 723-8811
                                             --------------

                                     None
       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

     Number of shares of common stock outstanding as of September 30, 1999:
2,416,305 shares.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


___________________________
(1) The Company is the successor registrant to Fallbrook National Bank which previously filed reports pursuant to the Securities Exchange Act of 1934 with the Comptroller of the Currency.

PART 1: FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

                                                                September 30,     December 31,
                                                                     1999             1998
                                                                -------------     ------------
ASSETS

Cash and due from banks                                            $  7,178         $  6,064
Federal funds sold                                                    6,105           10,250
Interest bearing deposits in financial institutions                     800              800
Federal Reserve Bank stock                                              161              132
Investment securities held-to-maturity, at amortized cost             6,706            1,676

Loans:
   Held for investment                                              116,278          103,101
   Less allowance for loan losses                                    (1,357)            (992)
   Held for sale, at lower of cost or market                         11,437            6,600
                                                                   --------         --------
      NET LOANS                                                     126,358          108,709

Bank premises and equipment, net                                      2,435            2,460
Accrued interest and other assets                                     3,295            3,182
Servicing asset, net                                                  2,658            2,950
                                                                   --------         --------
      Total Assets                                                 $155,696         $136,223
                                                                   --------         --------
                                                                   --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Interest bearing                                                $114,387         $102,869
   Non-interest bearing                                              25,666           21,286
                                                                   --------         --------
      Total deposits                                                140,053          124,155

Other borrowings                                                      4,022            1,000
Accrued expenses and other liabilities                                1,195            1,522
                                                                   --------         --------
       TOTAL LIABILITIES                                            145,270          126,677
                                                                   --------         --------
                                                                   --------         --------

Shareholders' equity

Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding, 2,416,305 at September 30, 1999 and
2,407,065 at December 31, 1998                                        1,510            1,505
Additional paid-in capital                                            3,883            3,856
Unearned ESOP contribution                                             (847)          (1,000)
Retained earnings                                                     5,880            5,185
                                                                   --------         --------
      TOTAL SHAREHOLDERS' EQUITY                                     10,426            9,546
                                                                   --------         --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $155,696         $136,223
                                                                   --------         --------
                                                                   --------         --------

    See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except for per share amounts)
(unaudited)

                                                                          For the nine months   For the three months
                                                                          ended September 30,   ended September 30,
                                                                          -------------------   --------------------
                                                                            1999       1998       1999       1998
                                                                            ----       ----       ----       ----
Interest income:
   Interest and fees on loans                                              $8,874     $7,139     $3,033     $2,627
   Interest on federal funds sold                                             416        689        183        253
   Interest on interest bearing deposits in financial institutions             30         31         10         10
   Interest on investment securities                                          167         38        105         13
                                                                           ------     ------     ------     ------
       Total interest income                                                9,487      7,897      3,331      2,903
                                                                           ------     ------     ------     ------

Interest expense -- deposits                                                2,875      2,658      1,021        946
Interest expense -- other borrowed money                                      138         88         95         28
                                                                           ------     ------     ------     ------
      Total interest expense                                                3,013      2,746      1,116        974
                                                                           ------     ------     ------     ------

   Net interest income before provision for loan losses                     6,474      5,151      2,215      1,929
                                                                           ------     ------     ------     ------

Provision for loan losses                                                     385        410         70        179
                                                                           ------     ------     ------     ------
      Net interest income after provision for loan losses                   6,089      4,741      2,145      1,750
                                                                           ------     ------     ------     ------

Other operating income:
   Customer service charges                                                   282        269        104         90
   Other fee income                                                           989        811        324        367
   Gain on sale of loans                                                    1,844      1,031        131        438
   Servicing fees, net                                                        432        453        162        168
                                                                           ------     ------     ------     ------
     Total other operating income                                           3,547      2,564        721      1,063
                                                                           ------     ------     ------     ------

Other operating expenses:
   Salaries and employee benefits                                           4,555      3,375      1,410      1,270
   Occupancy                                                                  829        562        275        205
   Bank premises and equipment                                                376        240        133         96
   Marketing and promotions                                                   174        248         60        112
   Data processing                                                            562        446        200        164
   Professional services                                                      403        305        166        132
   Non-recurring expense                                                      362          -        258          -
   Other                                                                    1,192        810        432        318
                                                                           ------     ------     ------     ------
      Total other operating expenses                                        8,453      5,986      2,934      2,297
                                                                           ------     ------     ------     ------

Income before income taxes                                                  1,183      1,319        (68)       516
Income taxes                                                                  488        545        (28)       213
                                                                           ------     ------     ------     ------
Net Income                                                                 $  695     $  774     $  (40)    $  303
                                                                           ------     ------     ------     ------
                                                                           ------     ------     ------     ------
Comprehensive Income                                                       $  695     $  774     $  (40)    $  303
                                                                           ------     ------     ------     ------
                                                                           ------     ------     ------     ------
Basic earnings per share                                                   $ 0.30     $ 0.34     $(0.02)    $ 0.13
Diluted earnings per share                                                 $ 0.30     $ 0.35     $(0.02)    $ 0.13

    See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

                                                                     For the nine months
                                                                     ended September 30,
                                                                     -------------------
                                                                     1999           1998
                                                                     ----           ----
Cash flows from operating activities:
   Net income                                                       $    695      $    774
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation and amortization                                    1,116           511
      Provision for loan losses                                          385           410
      Gain on sale of loans                                           (1,844)       (1,031)
      Proceeds from sale of loans                                     57,732        24,411
      Increase  in accrued interest and other assets                    (113)       (1,225)
      Decrease in accrued expenses and other liabilities                (327)         (231)
                                                                    --------      --------
         Net cash provided by operating activities                    57,644        23,619
                                                                    --------      --------

Cash flows from Investing activities:
   Net increase in loans outstanding                                 (74,177)      (45,662)
   Net decrease in Federal funds sold                                  4,145         1,580
   Purchase of Federal Reserve Stock                                     (29)            -
   Purchase of securities held-to-maturity                            (5,934)         (201)
   Maturities of securities held-to-maturity                             900             -
   Additions to bank premises and equipment                             (387)         (929)
                                                                    --------      --------
         Net cash used in investing activities                       (75,482)      (45,212)
                                                                    --------      --------

Cash flows from financing activities:
   Net increase in deposits:
      Interest bearing                                                11,518        20,230
      Non-interest bearing                                             4,380         3,558
   Exercise of stock options                                              32            40
   Cash dividends paid                                                     -          (228)
   Repayment of line of credit                                          (153)         (155)
   Proceeds from other borrowings                                      3,175           200
   Advances to ESOP                                                        -           (45)
                                                                    --------      --------
         Net cash provided by financing activities                    18,952        23,600
                                                                    --------      --------

         Net increase  in cash and due from banks                      1,114         2,007

Cash and due from banks at beginning of period                         6,064         4,590
                                                                    --------      --------

Cash and due from banks at end of period                            $  7,178      $  6,597
                                                                    --------      --------

Supplemental disclosure of cash flow information:
      Cash paid during the year for:
      Interest                                                      $  2,943      $  2,733
                                                                    --------      --------
      Income Taxes                                                  $  1,152      $    408
                                                                    --------      --------

Supplemental disclosure of non-cash investing activities:
      Loans transferred to other real estate owned                  $      -      $    719
                                                                    --------      --------

    See accompanying notes to unaudited consolidated financial statements.

                           COMMUNITY BANCORP INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1999
                                (unaudited)

NOTE 1 BASIS OF PRESENTATION:

The interim financial statements included herein have been prepared by Community Bancorp Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These interim financial statements include the Company and its wholly owned subsidiary, Fallbrook National Bank (the "Bank"), as consolidated with the elimination of all inter-company transactions. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed
or omitted pursuant to such SEC rules and regulations.   Nevertheless, the
Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Bank's latest Annual Report found on Form 10-KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 1999, have been included. Certain reclassifications may have been made to prior period amounts to conform to the 1999 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE 2 LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES:

A summary of loans as of September 30, 1999 and December 31, 1998 is as follows:

                                                          September 30,   December 31,
                                                               1999           1998
                                                          -------------   ------------
                                                              (dollars in thousands)
Construction loans                                           $ 21,940       $ 18,461
SBA guaranteed portion held for sale construction (1)           3,764          2,585
Real estate one to four family                                 17,483         10,072
Real estate held for sale one to four family (1)                1,073          4,015
Real estate commercial and multi family                        48,609         55,788
SBA portion held for sale (1)                                   6,600              -
Consumer home equity lines of credit                            2,259          2,033
Consumer other                                                  8,530          6,166
Commercial (2)                                                 19,089         13,517
                                                             --------       --------
Total gross loans                                             129,347        112,637
Deferred loan fees                                               (418)          (362)
Discount on unguaranteed portion of loans retained             (1,214)        (2,574)
Allowance for loan losses                                      (1,357)          (992)
                                                             --------       --------
Net loans                                                    $126,358       $108,709
                                                             --------       --------
                                                             --------       --------

The Company's lending activities are concentrated primarily in Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company's market area. As a result, the Company's loan and collateral portfolios

____________________
(1) Valued at the lower of cost or market

(2) Includes $12.0 million and $6.0 million of loans secured by aircraft at September 30, 1999 and December 31, 1998, respectively.

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

NOTE 3 SALES AND SERVICING OF SBA LOANS:

The Company generates revenues from the origination of loans guaranteed by the Small Business Administration (the "SBA") and the sale of guaranteed and unguaranteed portions of those loans in the secondary market. The Company retains the servicing on the sale of SBA loans that creates loan servicing income. The Company measures the servicing asset by discounting the respective cash flow for the estimated expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life. Servicing assets are initially measured at market rates.

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of September 30, 1999 and December 31, 1998, there was no material difference between the Company's amortized carrying value for the servicing assets and the fair value and the Company had no valuation allowance established for these assets.

The activity for the servicing assets for the nine months ended September 30, 1999 and 1998 is summarized as follows:

                                                   1999       1998
                                                   ----       ----
                                               (dollars in thousands)
Balance at beginning of period                    $2,950     $2,883
Servicing assets recognized on SBA loans sold        491        567
Amortization                                        (783)      (292)
                                                  ------     ------
Balance at end of period                          $2,658     $3,158
                                                  ------     ------
                                                  ------     ------

NOTE 4 CONTINGENCIES:

The Company's wholly owned subsidiary, the Bank, has been subject to a lawsuit by a former employee alleging, amongst other things, breach of contract and fraud. Trial commenced on July 19, 1999, with the Jury rendering a verdict on August 2nd, 1999. The Jury awarded compensatory damages of approximately $65,000, punitive damages of $750,000, court costs and legal fees. On October 26, 1999, the Riverside County Superior Court ordered a new trial on punitive damages only unless the plaintiff consented to a reduction of the punitive damage verdict to $250,000. On November 4, 1999, the plaintiff consented to the punitive damage verdict of $250,000.
The Company now anticipates appealing the judgement even though reduced in amount. During the nine months ended September 30, 1999, the Company accrued $298,000 in connection with this verdict. Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. The Company is not aware of any pending or threatened legal actions other than that stated above.

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

NOTE 6 EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

                                                           For the three months ended September 30,
                                                           ----------------------------------------
                                                       1999                                         1998
                                    -----------------------------------------    ------------------------------------------
                                     Earnings         Shares        Per Share      Earnings        Shares        Per Share
                                    (Numerator)    (Denominator)      Amount     (Numerator)    (Denominator)      Amount
                                    -----------    -------------    ---------    -----------    -------------    ----------
Net Earnings                           $(40)                                         $303
                                       ----                                          ----
                                       ----                                          ----
Basic EPS Earnings available
  to common shareholders               $(40)         2,291,878        $(0.02)        $303         2,255,802         $0.13
                                                                                                                    -----
                                                                                                                    -----
Effect of Dilutive Securities
  Options                                 -             55,013                          -            59,258
                                       ----          ---------                       ----         ---------
Diluted EPS Earnings
  available to common
  shareholders plus assumed
  conversions                          $(40)         2,346,891        $(0.02)        $303         2,315,060         $0.13
                                       ----          ---------        ------         ----         ---------         -----
                                       ----          ---------        ------         ----         ---------         -----


                                                           For the nine months ended September 30,
                                                           ---------------------------------------
                                                       1999                                         1998
                                    -----------------------------------------    ------------------------------------------
                                     Earnings         Shares        Per Share      Earnings        Shares        Per Share
                                    (Numerator)    (Denominator)      Amount     (Numerator)    (Denominator)      Amount
                                    -----------    -------------    ---------    -----------    -------------    ----------
Net Earnings                           $695                                          $774

Basic EPS Earnings available
  to common shareholders               $695          2,285,053        $0.30          $774         2,259,466         $0.34
                                                                                                                    -----
                                                                                                                    -----
Effect of Dilutive Securities
  Options                                 -             55,172                          -            67,022
                                       ----          ---------                       ----         ---------
Diluted EPS Earnings
  available to common
  shareholders plus assumed
  conversions                          $695          2,340,225        $0.30          $774         2,326,488         $0.33
                                       ----          ---------        ------         ----         ---------         -----
                                       ----          ---------        ------         ----         ---------         -----


NOTE 7 RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"' which is effective for fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this standard is not expected to have a material effect on the Company's financial condition, results of operation and cash flows.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced the financial performance of Community Bancorp Inc. (the "Company") and its subsidiary Fallbrook National Bank (the "Bank") for the nine months and three months ended September 30, 1999. This analysis should be read in conjunction with the Bank's 1998 Annual Report as filed on Form 10-KSB and with the unaudited financial statements and notes as set forth in this report.

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

Statements concerning future performance, developments or events concerning expectation for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements (within the meaning of the Private Litigation Reform Act of 1995) which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. These statements generally appear with words such as "anticipate," "believe," "estimate," "may," "intend" and "expect."

RESULTS OF OPERATIONS

NET INCOME

Net income decreased 10.2% to $695,000 for the nine months ended September 30, 1999 compared to $774,000 for the nine months ended September 30, 1998. Basic earnings per share were $0.30 and $0.34 for the nine months ended September 30, 1999 and 1998, respectively. Diluted earnings per share were $0.30 and $0.33 for the nine months ended September 30, 1999 and 1998, respectively. Earnings per share for the nine months ended September 30, 1998 were adjusted for the effects of a stock dividend paid in December 1998. The decrease in net income was mainly due to the $298,000 one-time accrual for the lawsuit, reduced loan sales and the $64,000 pre-tax cost of forming a holding company.

Without these non-recurring expenses net income would have increased 17.2% to $907,000 for the nine months ended September 30, 1999 compared to $774,000 for the nine months ended September 30, 1998. The increase in recurring income was mainly due to increases in net interest income after provision for loan losses and in other operating income, a major portion of which was offset by an increase in other operating expenses. During the nine months ended September 30, 1999, interest income increased due to an increase in average interest earning assets, and other income increased due to the sale of $10.2 million in the unguaranteed portion of SBA 7A loans which resulted in a gain of $1.2 million.

The return on average equity was 9.36% for the nine months ended September 30, 1999 compared to 11.91% for the nine months ended September 30, 1998. The decrease in return on average equity was due to the decrease in net income combined with an increase in average equity outstanding. Without the non-recurring expenses, return on average equity would have been 12.25% for the nine months ended September 30, 1999.

Return on average assets for the nine months ended September 30, 1999 was 0.63% compared to 0.89% for the nine months ended September 30, 1998. The decrease in the return on average assets from 1998 to 1999 was due to the decrease in net income, as noted above, combined with an increase in average assets outstanding. Without the non-recurring expenses, the return on average assets would have been 0.82% for the nine months ended September 30, 1999.

The Company incurred a loss of $40,000 for the three months ended September 30, 1999 compared to net income of $303,000 for the three months ended September 30, 1998. The basic loss per share was $0.02 compared to basic earnings per share of $0.13 for the three months ended September 30, 1999 and 1998, respectively. The diluted loss per share was $0.02 compared to earnings per share of $0.13 for the three months ended September 30, 1999 and 1998, respectively. Earnings per share for the three months ended September 30, 1998 were adjusted for the effects of a stock dividend paid in December 1998. The decrease in net income was mainly due to non-recurring expenses associated with the lawsuit, combined with a decrease in gain on sale of loans. Without the non-recurring expenses net income would have decreased 63.4% to $111,000 for the three months ended September 30, 1999 compared to $303,000 for the three months ended September 30, 1998.

The Bank has been negatively impacted by the decline in premiums paid on SBA loans sold in the secondary market due to increased prepayment speeds, along with a decline in mortgage loan activity due to rising interest rates in 1999. SBA loans originated increased to $13.7 million for the three months ended September 30, 1999 compared to $10.3 million for the three months ended September 30, 1998. Total SBA loans sold increased to $4.8 million for the three months ended September 30, 1999 compared to $4.2 million for the three months ended September 30, 1998. In order to increase the return on each individual SBA loan, the Bank chose to increase the holding period of the loans, thereby obtaining additional interest income, and not sell the loans in the same period they were originated in. The Bank intends to sell both guaranteed and un-guaranteed SBA loans during the fourth quarter of 1999. Mortgage loan production decreased 65.7% to $4.0 million for the three months ended September 30, 1999 compared to $11.6 million for the three months ended September 30, 1998. The decrease in mortgage loan sales combined with the decrease in premiums paid on SBA loan sales resulted in a decrease in gain on sale of loans of 70.1%, declining from $438,000 for the three months ended September 30, 1999 to $131,000 for the three months ended September 30, 1998.

Operating expenses increased due to the expansion of the Bank's franchise and the increase in SBA loan production, which was entirely offset by an increase in net interest income after provision for loan losses. Interest income increased due to an increase in average interest earning assets. Provision for loan losses decreased due to the decrease in charge offs experienced by the Bank, and the increase in levels of allowances as a percentage of total loans as of September 30, 1999.

The loss on average equity was 1.56% for the three months ended September 30, 1999 compared to a return on average equity of 13.65% for the three months ended September 30, 1998. Without the non-recurring expenses, the return on average equity would have been 4.32% for the three months ended September 30, 1999. The reduction in return on average equity was due to the decrease in net income, as noted above, combined with an increase in average equity outstanding. The loss on average assets for the three months ended September 30, 1999 was 0.10% compared to a return on average assets of 0.93% for the three months ended September 30, 1998. The decrease in the return on average assets from 1998 to 1999 was due to the decrease in net income, as noted above, combined with an increase in average assets. Without the non-recurring expenses, the return on average assets would have been 0.28% for the three months ended September 30, 1999.

INTEREST INCOME

Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference (the "interest rate spread") between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities. Factors affecting spread include changes in market rates, especially the prime rate (which increased 0.50% during the third quarter of 1999), and market competition for both loans and deposits, combined with the Company's sensitivity to such changes.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and nonaccrual loans are included as interest bearing loans for the purpose of this table.

                                                                            For the nine months ended September 30,
                                                      -----------------------------------------------------------------------------
                                                                      1999                                        1998
                                                      -----------------------------------------------------------------------------
                                                      Average    Interest      Average        Average      Interest      Average
                                                      Balance    Earned/Paid   Rate/Yield     Balance      Earned/Paid   Rate/Yield
                                                      -----------------------------------------------------------------------------
                                                                                   (dollars in thousands)
Average Assets:
Securities and time deposits at other
        Banks                                         $  4,520   $    197        5.83%       $   1,709     $     69        5.40%
Federal funds sold                                      11,608        416        4.79           16,091          689        5.72
Loans:
        Commercial                                      52,970      3,994       10.08           37,974        3,282       11.56
        Real estate                                     58,865      4,481       10.18           44,210        3,558       10.76
        Consumer                                         5,845        400        9.15            3,812          299       10.49
                                                      --------   --------                     --------     --------
Total loans                                            117,680      8,874       10.08           85,996        7,139       11.10
                                                      --------   --------                     --------     --------
Total earning assets                                   133,808      9,487        9.48          103,795        7,897       10.18
Non earning assets                                      14,000                                  12,657
                                                      --------                                --------
Total average assets                                  $147,808                                $116,453
                                                      --------                                --------
                                                      --------                                --------
Average liabilities and shareholders'
        Equity:
Interest bearing deposits:
        Savings and interest bearing
                Accounts                              $ 64,909   $  1,184        2.44         $ 64,758     $  1,590        3.28
    Time deposits                                       45,170      1,691        5.00           23,884        1,068        5.98
                                                      --------   --------                     --------     --------
Total interest bearing deposits                        110,079      2,875        3.49           88,642        2,658        4.01
Demand deposits                                         24,129          -           -           17,152            -           -
Other borrowings                                         2,342        138        7.88            1,153           88       10.20
                                                      --------   --------                     --------     --------
Total  interest bearing liabilities                    136,550      3,013        2.95          106,947        2,746        3.43
Accrued expenses and other liabilities                   1,361                                     844
Net shareholders' equity                                 9,897                                   8,662
                                                      --------                                --------
Total average liabilities and  shareholders' equity   $147,808                                $116,453
                                                      --------                                --------
                                                      --------                                --------
Net interest rate spread                                                         6.53%                                     6.75%
                                                                                 ----                                      ----
                                                                                 ----                                      ----
Net interest income                                              $  6,474                                   $ 5,151
                                                                 --------                                   -------
                                                                 --------                                   -------
Net yield on interest-earning assets                                             6.47%                                     6.63%
                                                                                 ----                                      ----
                                                                                 ----                                      ----


Interest income for the nine months ended September 30, 1999 increased to $9.5 million, compared to $7.9 million for the nine months ended September 30, 1998. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $133.8 million for the nine months ended September 30, 1999 compared to $103.8 million for the nine months ended September 30, 1998. The yield on interest earning assets decreased to 9.48% for the nine months ended September 30, 1999 compared to 10.18% for the nine months ended September 30, 1998. The largest single component of interest earning assets was loans receivable, which had an average balance of $117.7 million with a yield of 10.08% for the nine months ended September 30, 1999 compared to $86.0 million with a yield of 11.10% for the nine months ended September 30, 1998. The increase in the average balance of loans receivable was attributable to the expansion of the Bank as part of the Bank's strategic plan.

Interest expense for the nine months ended September 30, 1999 increased to $3.0 million compared to $2.7 million for the nine months ended September 30, 1998. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and was partially offset by a decrease in the cost of those liabilities. Average interest-bearing liabilities increased to $136.6 million for the nine months ended September 30, 1999 compared to $106.9 million for the nine months ended September 30, 1998. Average time deposits increased to $45.2 million with a cost of 5.00% for the nine months ended September 30, 1999 compared to $23.9 million with a cost of 5.98% for the nine months ended September 30, 1998. In addition, the Company obtained a loan from a correspondent as of June 30, 1999, which increased the average borrowings outstanding to $2.3 million with a cost of 7.88% for the nine months ended September 30, 1999 compared to $1.2 million with a cost of 10.20% for the nine months ended September 30, 1998.


                                                                            For the nine months ended September 30,
                                                      -----------------------------------------------------------------------------
                                                                      1999                                        1998
                                                      -----------------------------------------------------------------------------
                                                      Average    Interest      Average        Average      Interest      Average
                                                      Balance    Earned/Paid   Rate/Yield     Balance      Earned/Paid   Rate/Yield
                                                      -----------------------------------------------------------------------------
                                                                                   (dollars in thousands)
Average Assets:
Securities and time deposits at other
        Banks                                         $  7,667   $    115        5.95%       $   1,838     $     23        4.96%
Federal funds sold                                      10,654        183        6.81           19,117          253        5.25
Loans:
        Commercial                                      53,231      1,282        9.55           42,953        1,207       11.15
        Real estate                                     64,039      1,606        9.95           48,366        1,321       10.84
        Consumer                                         6,424        145        8.96            3,876           99       10.13
                                                      --------   --------                     --------     --------
Total loans                                            123,694      3,033        9.73           95,195        2,627       10.95
                                                      --------   --------                     --------     --------
Total earning assets                                   142,015      3,331        9.31          116,150        2,903        9.92
Non earning assets                                      15,194                                  13,756
                                                      --------                                --------
Total average assets                                  $157,209                                $126,906
                                                      --------                                --------
                                                      --------                                --------
Average liabilities and shareholders'
        Equity:
Interest bearing deposits:
        Savings and interest bearing
                Accounts                              $ 67,081   $    417        2.47         $ 68,241     $    537        3.12
        Time deposits                                   48,233        604        4.97           30,130          409        5.39
                                                      --------   --------                     --------     --------
Total interest bearing deposits                        115,314      1,021        3.51           98,371          946        3.82
Demand deposits                                         26,179          -           -           20,716            -           -
Other borrowings                                         4,039         95        9.33            1,102           28       10.08
                                                      --------   --------                     --------     --------
Total  interest bearing liabilities                    145,532      1,116        3.04          120,189          974        3.22
Accrued expenses and other liabilities                   1,402                                     840
Net shareholders' equity                                10,275                                   8,877
                                                      --------                                --------
Total average liabilities and  shareholders' equity   $157,209                                $129,906
                                                      --------                                --------
                                                      --------                                --------
Net interest rate spread                                                         6.27%                                     6.70%
                                                                                 ----                                      ----
                                                                                 ----                                      ----
Net interest income                                              $  2,215                                   $ 1,929
                                                                 --------                                   -------
                                                                 --------                                   -------
Net yield on interest-earning assets                                             6.19%                                     6.59%
                                                                                 ----                                      ----
                                                                                 ----                                      ----


Interest income for the three months ended September 30, 1999 increased to $3.3 million, compared to $2.9 million for the three months ended September 30, 1998. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $142.0 million for the three months ended September 30, 1999 compared to $116.2 million for the three months ended September 30, 1998. The yield on interest earning assets decreased to 9.31% for the three months ended September 30, 1999 compared to 9.92% for the three months ended September 30, 1998. The largest single component of interest earning assets was loans receivable, which had an average balance of $123.7 million with a yield of 9.73% for the three months ended September 30, 1999 compared to $95.2 million with a yield of 10.95% for the three months ended September 30, 1998. The increase in the average balance of loans receivable was attributable to the expansion of the Bank as part of the Bank's stategic plan.

Interest expense for the three months ended September 30, 1999 increased to $1.1 million compared to $974,000 for the three months ended September 30, 1998. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and was partially offset by a decrease in the cost of those liabilities. Average interest-bearing liabilities increased to $145.5 million for the three months ended September 30, 1999 compared to $120.2 million for the three months ended September 30, 1998. Average time deposits increased to $48.2 million with a cost of 4.97% for the three months ended September 30, 1999 compared to $30.1 million with a cost of 5.39% for the three months ended September 30, 1998. In addition, the Company obtained a line of credit from a correspondent bank as of June 30, 1999, which resulted in the average borrowings increasing to $4.0 million with a yield of 9.33% for the three months ended September 30, 1999 compared to $1.1 million with a yield of 10.08% for the three months ended September 30, 1998.

NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN LOSSES

Net interest income before provision for estimated loan losses for the nine months ended September 30, 1999 was $6.5 million compared to $5.2 million for the nine months ended September 30, 1998. This increase was primarily due to the increase in average interest earning assets, and was partially offset with a decrease in the net interest margin. Average interest earning assets were $133.8 million for the nine months ended September 30, 1999 with a net interest margin of 6.47% compared to $103.8 million with a net interest margin of 6.63% for the nine months ended September 30, 1998.

Net interest income before provision for estimated loan losses for the three months ended September 30, 1999 was $2.2 million, compared to $1.9 million for the three months ended September 30, 1998. This increase was primarily due to the increase in average interest earning assets, and was partially offset by a decrease in the net interest margin. Average interest earning assets were $142.0 million for the three months ended September 30, 1999 with a net interest margin of 6.19% compared to $116.2 million with a net interest margin of 6.59% for the three months ended September 30, 1998.

PROVISION FOR LOAN LOSSES

Net charge offs totaled $21,000 for the nine months ended September 30, 1999 compared to $142,000 for the nine months ended September 30, 1998. Due to the growth in loans and the historical loss experience associated with the various loan types, the provision for loan losses totaled $385,000 for the nine months ended September 30, 1999 compared to $410,000 for the nine months ended September 30, 1998. Loan balances have increased to $126.4 million as of September 30, 1999 compared to $108.7 million as of December 31, 1998 and $90.9 million as of September 30, 1998, a 39.82% increase during the 12 month period. Additionally, the Bank has entered into two new business lines during the latter half of 1998; - Aircraft lending and Business Manager (an
accounts receivable financing business).   As a result of the increase and
diversification in total loans outstanding, management increased the allowance for loan losses to $1.4 million as of September 30, 1999 compared to $995,000 as of September 30, 1998. As of September 30, 1999, the allowance was 1.05% of total gross loans compared to 0.92% as of September 30, 1998. The allowance for loan losses as a percentage of non-performing loans was 76.36% as of September 30, 1999 compared to 72.97% as of September 30, 1998.

For the three months ended September 30, 1999, net recoveries totaled $1,000 compared to net charge offs of $2,000 for the three months ended September 30, 1998. Provisions for loan losses totaled $70,000 for the three months ended September 30, 1999 compared to $179,000 for the three months ended September 30, 1998.

Nonaccrual loans as of September 30, 1999 increased to $1.8 million, of which $943,000 is guaranteed by the SBA, compared to $969,000, with $293,000 guaranteed by the SBA as of December 31, 1998 and $538,000, with $293,000 guaranteed by the SBA as of September 30, 1998.

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

OTHER OPERATING INCOME

Other operating income represents non-interest types of revenue and is comprised primarily of gains from the sale of loans, other fee income, loan servicing fees and service charges on deposit accounts. Other operating income totaled $3.5 million for the nine months ended September 30, 1999 compared to $2.6 million for the nine months ended September 30, 1998. This $983,000 increase constituted a 38.3% improvement, when comparing the nine month period ended September 30, 1999 to the nine month period ended September 30, 1998. The increase was mainly due to an increase in the gain on sale of loans, which totaled $1.8 million for the nine month period ended September 30, 1999 compared to $1.0 million for the nine month period ended September 30, 1998. The increase in gain on sale of loans was due to the sale of $22.8 million in mortgage loans and $33.5 million in SBA loans, including $10.2 million in the unguaranteed portion of SBA 7A loans, during the nine months ended September 30, 1999 compared to $20.6 million in mortgage loans and $13.4 million in SBA loans during the nine month period ended September 30, 1998.

A major portion of other operating income is generated through the sale of loans consisting of SBA loans and mortgage loans. During the nine months ended September 30, 1999, the Company originated $44.4 million in SBA government guaranteed loans compared to $27.6 million during the nine months ended September 30, 1998. The Company originated $19.6 million in mortgage loans during the nine months ended September 30, 1999 compared to $21.5 million for the nine months ended September 30, 1998. The Company sold approximately $33.5 million in SBA loans which resulted in a gain of $1.7 million, including $10.2 million in unguaranteed portions resulting in a gain of $1.2 million, and sold $22.8 million in mortgage loans during the nine month period ended September 30, 1999, which resulted in a gain of $149,000. This is an increase compared to $13.4 million in SBA loans and $20.6 million in mortgage loans during the nine month period ended September 30, 1998 which resulted in gains of $851,000 and $180,000, respectively. Prior to 1999, the Company had not sold any unguaranteed portions of SBA loans. The sale of unguaranteed portions of SBA loans during the nine months ended September 30, 1999 was for the purpose of liquidity and capital management and reducing concentrations in hotel lending. In the future, the Company may, from time to time, sell unguaranteed portions of SBA loans in order to manage its asset growth, capital and liquidity.

For the three months ended September 30, 1999, the Company originated
$13.7 million in SBA loans and $4.0 million in mortgage loans, compared to $10.3 million in SBA loans and $11.6 million in mortgage loans for the three months ended September 30, 1998. The decline in mortgage loan production was due to the rise in interest rates during the second and third quarters of 1999 and therefore the decline in mortgage refinancing during the same period. The Company sold $4.8 million in SBA loans and $4.3 million in mortgage loans during the three months ended September 30, 1999, compared to $4.2 million in SBA loans and $15.9 million in mortgage loans during the three months ended September 30, 1998. The sales generated gains of $131,000 for the three months ended September 30, 1999 compared to $438,000 for the three months ended September 30, 1998. Premiums on SBA loans as a percentage of loans sold declined to 6.50% for the three months ended September 30, 1999 compared to 9.71% for the three months ended September 30, 1998. Factors influencing premiums paid include demand for SBA loans in the secondary market, changes in prepayment speed assumptions used in valuing SBA loans, as well as collateral used in making SBA loans. In order to increase the return on each individual SBA loan, the Bank chose to increase the holding period of the loans, thereby obtaining additional interest income, and not sell all of the SBA loans in the same period they were originated in. The Bank intends to sell SBA guaranteed and un-guaranteed loans during the fourth quarter of 1999.

Other fee income totaled $989,000 for the nine months ended September 30, 1999 compared to $811,000 for the nine months ended September 30, 1998. This increase is directly related to the increase in SBA loan production, including fees from the brokering of SBA loans to third party investors, as well as the additional volume of other types of loans. For the three months ended September 30, 1999, other fee income totaled $324,000, compared to $367,000 for the three months ended September 30, 1998. The decrease in the third quarter was related to the decrease in mortgage loan production previously noted.

Servicing fees, net, decreased to $432,000 for the nine months ended September 30, 1999 compared to $453,000 for the nine months ended September 30, 1998. For the three months ended September 30, 1999, servicing fees decreased to $162,000 compared to $168,000 for the three months ended September 30, 1998. The decrease in servicing fees was due to the increase in SBA loan payoffs experienced by the Company during the first three quarters of 1999. Total SBA servicing for others was $88.0 million at September 30, 1999 compared to $72.7 million at September 30, 1998.

Customer service charges were approximately the same, totaling $282,000 for the nine months ended September 30, 1999 compared to $269,000 for the nine months ended September 30, 1998, and were $104,000 for the three months ended September 30, 1999 compared to $90,000 for the three months ended September 30, 1998.

OTHER OPERATING EXPENSES

Other operating expenses are non-interest types of expenses and are incurred by the Bank in its normal course of business. Salaries and employee benefits, occupancy, bank premises and equipment,marketing and promotions, data processing, professional services and other expenses are the major categories of other operating expenses. Other operating expenses increased to $8.5 million for the nine months ended September 30, 1999 compared to $6.0 million for the nine months ended September 30, 1998. For the three months ended September 30, 1999, other operating expenses increased to $2.9 million compared to $2.3 million for the three months ended September 30, 1998. Subsequent to March 31, 1998, the Bank expanded its operating territories for both SBA loan production as well as branch operations, and has added two new product lines, aircraft lending and business manager. A new branch was opened in Vista, California in August 1998, and two new loan production offices ("LPOs") were opened during the latter half of 1998, one in Sacramento and the other in Los Angeles, California. In addition, the Bank has added commercial lenders to each of its three banking branches.

The efficiency ratio is the ratio of operating expenses to net interest income plus non-interest income. A decline in the efficiency ratio indicates a more efficient period, while an increase in the efficiency indicates a less efficient period. The Company's efficiency ratio increased to 80.74% for the nine months ended September 30, 1999 compared to 77.59% for the nine months ended September 30, 1998, and was 91.14% for the three months ended September 30, 1999 compared to 75.53% for the three months ended September 30, 1998. The increase in efficiency ratio is directly related to the costs incurred due to the addition of the new retail banking branch in Vista, CA, the addition of two new business lines during 1998 and increased SBA lending activity, combined with decrease in premiums paid on SBA loans sold.

Salary and benefit expenses increased to $4.6 million for the nine months ended September 30, 1999 compared to $3.4 million for the nine months ended September 30, 1998 and totaled $1.4 million for the three months ended September 30, 1999 compared to $1.3 million for the three months ended September 30, 1998. Commissions paid on SBA production increased to $385,000 for the nine months ended September 30, 1999 compared to $150,000 for the nine months ended September 30, 1998, and totaled $103,000 for the three months ended September 30, 1999 compared to $63,000 for the three months ended September 30, 1998. The majority of the remaining increase can be attributable to the Company's expansion during 1998, discussed previously.

Occupancy, premises and equipment, data processing, professional services and other expenses increased to $829,000, $376,000, $562,000, $403,000 and
$1,192,000, respectively, for the nine months ended September 30, 1999 compared to $562,000, $240,000, $446,000, $305,000, and $810,000 for the nine months ended September 30, 1998. Marketing and promotions expense declined to $174,000 for the nine months ended September 30, 1999 compared to $248,000 for the nine months ended September 30, 1998. In addition, the Company incurred non-recurring expenses of $362,000 during the nine months ended September 30, 1999, primarily as a result of an accrual for a lawsuit by a terminated former employee, combined with the cost of the formation of the holding company.

For the three months ended September 30, 1999, occupancy, premises and equipment, data processing, professional services and other expenses increased to $275,000, $133,000, $200,000, $166,000 and $432,000,
respectively, compared to $205,000, $96,000,  $164,000, $132,000 and $318,000
for the three months ended September 30, 1998. Marketing and promotions expense declined to $60,000 for the three months ended September 30, 1999 compared to $112,000 for the three months ended September 30, 1998. These increases in operating expenses are a direct result of the implementation of the Bank's strategic plan, including the addition of the new branch, two new LPOs and the new product lines. In addition, the Company incurred non-recurring expenses of $258,000 during the three months ended September 30, 1999 as a result of an accrual for a lawsuit by a terminated former employee.

PROVISION FOR INCOME TAXES

The effective income tax rate was 41.3% for the nine months ended September 30, 1999 and 1998, and was 41.2% for the three months ended September 30, 1999 compared to 41.3% for the three months ended September 30, 1998. Provisions for income taxes totaled $488,000 and $545,000 for the nine months ended September 30, 1999 and 1998, respectively, and were ($28,000) and $213,000 for the three months ended September 30, 1999 and 1998, respectively.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 COMPARED TO DECEMBER 31, 1998

Total assets of the Company increased to $155.7 million as of September 30, 1999 compared to $136.2 million as of December 31, 1998. This increase was due to the growth in net loans to $126.4 million as of September 30, 1999, compared to $108.7 million as of December 31, 1998.

Deposits grew to $140.1 million as of September 30, 1999 compared to $124.2 million as of December 31, 1998. The Bank opened a third branch in Vista, California in August 1998, and the Bank's main office in Fallbrook, California obtained the largest market share (percentage of FDIC insured deposits) in deposits as of September 30, 1998 for its geographic territory. Federal funds sold decreased to $6.1 million as of September 30, 1999 compared to $10.3 million as of December 31, 1998. The balance of Fed Funds varies with changes in loan demand, origination volume and loan payoffs.

Shareholders' equity increased to $10.4 million as of September 30, 1999 compared to $9.5 million as of December 31, 1998. Please refer to the capital section of this discussion for further information.

INVESTMENTS

The Bank's investment portfolio consists primarily of certificates of deposit with other financial institutions, US Treasury and agency securities and overnight investments in the Federal Funds market. As of September 30, 1999 and December 31, 1998 certificates of deposit with other financial institutions were $800,000, of which $500,000 are securing the Employee Stock Ownership Plan ("ESOP") loan from another California bank which is funding the Bank's ESOP.

As of September 30, 1999, the Bank held $6.7 million in US Government and other securities compared to $1.7 million as of December 31, 1998. The additional $5.0 million investment in U.S. Government and other securities have maturities ranging from 3 months to 5 years. Portions of these securities are held as collateral for public funds and treasury, tax and loan deposits. Average Federal Funds sold for the three months ended September 30, 1999 was $10.7 million compared to $19.1 million for the three months ended September 30, 1998.

LOANS

Loan balances, net of the allowance for loan losses, increased to $126.4 million as of September 30, 1999 compared to $108.7 million as of December 31, 1998. The growth was primarily in commercial loans, which was partially offset by a reduction in real estate commercial and multi-family loans held for investment. The Company sold $10.2 million in unguaranteed portions of SBA loans during the nine months ended September 30, 1999, for the purpose of liquidity and reducing concentrations in hotel lending. The total servicing portfolio, which consists primarily of SBA loans sold to other investors combined with other loan participations sold, being serviced by the Bank was $91.2 million as of September 30, 1999 compared to $82.8 million as of December 31, 1998.

LOAN ORIGINATION AND SALE. The following table sets forth the Bank's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:


                                At or For the Nine months         At or For the Three Months
                                   Ended September 30,                Ended September 30,
                                ------------------------------------------------------------
                                   1999          1998                 1999          1998
                                ------------------------------------------------------------
                                 (dollars in thousands)
Beginning balance                $108,709     $  73,884             $110,706       $89,287
Loans originated:
    Commercial loans............   17,628         7,301                7,354         3,168
    Real estate:
      Construction loans........   39,788        25,414               15,026         9,568
      One- to four-family.......   34,107        26,226                8,226        13,916
      Commercial................   42,045        31,000               18,613        12,999
    Consumer....................    4,535         2,658                2,209         1,535
                                 ---------------------------------------------------------
      Total loans originated....  138,103        92,599               51,428        41,186
Loans sold......................
    Real estate:
      One- to four-family.......   22,843        20,632                4,328        15,852
      Commercial................   33,529        13,440                4,799         4,180
                                 ---------------------------------------------------------
       Total loans sold.........   56,372        34,072                9,127        20,032
Less:
    Principal repayments........   63,143        38,444               26,341        16,050
    Other net changes1..........      939          (728)                 308          (304)
                                 ---------------------------------------------------------
      Total loans:.............. $126,358     $  94,695             $126,358       $94,695
                                 ---------------------------------------------------------
                                 ---------------------------------------------------------

----------------
(1) Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

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

The following table sets forth the Bank's nonperforming assets at the dates indicated:


                                                      September 30,        December 31,      September 30,
                                                         1999                 1998               1998
                                                      ---------------------------------------------------
                                                                     (dollars in thousands)
Nonaccrual loans...................................     $ 1,777              $  969             $  538
Troubled debt restructurings.......................           -                 723                720
Loans contractually past due 90 days
  or more with respect to either
  principal or interest and still
  accruing interest................................           -                 203                  -
                                                        -------              ------             ------
  Total nonperforming loans........................       1,777               1,895              1,258
Other real estate owned............................           -                   -                494
                                                        -------              ------             ------
Total nonperforming assets.........................     $ 1,777              $1,895             $1,752
                                                        -------              ------             ------
                                                        -------              ------             ------
Allowance for loan losses to total gross loans.....        1.05%               0.88%              0.92%
Allowance for loan losses to nonaccrual loans......       76.36              102.37             170.63
Allowance for loan losses to nonperforming loans...       76.36               52.35              72.97
Allowance for loan losses to nonperforming assets..       76.36               52.35              52.40
Total nonperforming assets to total assets.........        1.14                1.39               1.39
Total nonperforming loans to total gross loans.....        1.37%               1.68%              1.68%


NONACCRUAL LOANS. Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Bank measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. As of

September 30, 1999, December 31, 1998 and September 30, 1998, all impaired or nonaccrual loans were collateral-dependent. The Bank places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. The Bank had nine loans on nonaccrual status as of September 30, 1999, totaling $1.8 million. Of this total, $943,000 is guaranteed by the SBA. As of December 31, 1998, the Bank had four loans on nonaccrual status, totaling $969,000, with $293,000 guaranteed by the SBA. As of September 30, 1998 the Bank had three loans on nonaccrual status, totaling $538,000 with $295,000 guaranteed by the SBA.

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

The following table sets forth information regarding the Bank's allowance for loan losses at the dates and for the periods indicated:

                                                         At or For the nine months
                                                            Ended September 30,
                                                         -------------------------
                                                            1999          1998
                                                         -------------------------
                                                          (dollars in thousands)
Balance at beginning of period...........................   $992          $650
Chargeoffs:
  Real estate loans:
        One- to four- family.............................      -            23
        Commercial.......................................     19           127
  Consumer...............................................      5             4
                                                          ------          ----
        Total chargeoffs.................................     24           154
Recoveries:
  Real estate loans:
    One- to four-family..................................      -             -
    Commercial...........................................      2             1
  Consumer...............................................      1            11
                                                          ------          ----
        Total recoveries.................................      3            12
                                                          ------          ----
Net chargeoffs...........................................     21           142
Provision for loan losses................................    385           410
                                                          ------          ----
Balance at end of period................................. $1,357          $918
                                                          ------          ----
                                                          ------          ----
Net charge offs to average loans (annualized)............   0.02%         0.17%


As of September 30, 1999 the balance in the allowance for loan losses was $1.4 million compared to $918,000 as of September 30, 1998. As a percentage of total gross loans the allowance was 1.05% as of September 30, 1999 compared to 0.92% as of September 30, 1998. Management believes the allowance at September 30, 1999 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

OTHER REAL ESTATE OWNED. The following table gives the major components of the changes in OREO assets for the nine months ended September 30, 1999 and 1998.

                                        1999           1998
                                       ----------------------
                                       (dollars in thousands)
Balance at beginning of period           $   -       $   -
Additions                                    -         835
Sales                                        -         341
                                       ----------------------
Balance at end of period                 $   -       $ 494
                                       ----------------------
                                       ----------------------

CAPITAL

The Company's capital increased $880,000 to $10.4 million as of September 30, 1999 compared to $9.5 million as of December 31, 1998. In 1997 the Bank implemented an Employee Stock Ownership Plan which was funded with a $1.2 million line of credit. As of September 30, 1999 the indebtedness of the ESOP in the amount of $847,000 is shown as a deduction from shareholders' equity. In future years capital will be increased as the unearned ESOP contributions are made by the Bank. During the nine month period ended September 30, 1999, the Bank repaid principal totaling $153,000, and is planning to contribute approximately $192,000 annually to this program.

As part of the Bank's strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. The Bank declared a $114,000 dividend prior to this change in dividend policy during the three months ended September 30, 1998. A 5% stock dividend was declared and paid to shareholders of record as of November 30, 1998. The Company declared a 5% stock dividend on November 1, 1999 to shareholders of record as of November 15, 1999, payable on November 30, 1999. It is anticipated that the Company will continue the policy of paying stock dividends from time to time.

As of September 30, 1999, all Bank capital ratios were above all current Federal capital guidelines for a "Well Capitalized" bank. As of September 30, 1999 and December 31, 1998 the regulatory total capital to risk-weighted assets ratios were 11.15% and 8.86%, respectively. The regulatory tier 1 capital to risk-weighted assets ratio was 10.11% as of September 30, 1999 compared to 7.98% as of December 31, 1998. The regulatory tier 1 capital to average assets ratio was 8.39% as of September 30, 1999 compared to 6.61% as of December 31, 1998. As part of its strategic plan, a holding company was formed on June 25, 1999. The Company obtained a $3.2 million loan from a correspondent bank, and invested $3.0 million of the proceeds into the Bank as additional paid in capital. The Company's strategic plan addresses the future capital needs of the Bank through increasing retained earnings and potential sources of additional capital such as an equity offering and potential debt which qualifies for regulatory capital.

As of September 30, 1999, the Company's regulatory total capital to risk-weighted assets ratio was 8.79%. The regulatory tier 1 capital to risk-weighted assets ratio was 7.75% and the regulatory tier 1 capital to
average assets ratio was 6.47%.   The Company exceeded all minimum regulatory
capital ratios as of September 30, 1999. The Company was formed on June 25, 1999, and therefore there are no prior period capital ratios.

LIQUIDITY

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of September 30, 1999 liquid assets as a percentage of deposits were 12.25% compared to 12.62% as of December 31, 1998.

The Company has borrowed $3.2 million from a correspondent bank, and has reinvested $3.0 million into the Bank. The loan has provisions for interest only payments on a quarterly basis for the first year, followed by a five year amortization period. The Company relies on the Bank's cash dividends as its source of repayment for the loan and other operating expenses. As of September 30, 1999, the Company had liquid assets of $159,000, or 72.94% of current liabilities.

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

Risk assessment for each issue was also determined in this phase, and a risk management program relating to Year 2000 issues was implemented. In April of 1998, Fallbrook National Bank initiated a credit risk assessment program, with loan officers completing a Year 2000 questionnaire for all new and renewed credits in amounts over $100,000. These questionnaires were designed to provide Fallbrook National Bank's management with information by which it could evaluate the borrower's awareness of and sensitivity to Year 2000 risk. Responses to the questionnaires are reviewed by senior lenders, Credit Administration and, where appropriate, internal loan committee in order to ascertain Year 2000 risk associated with the credit. In addition, legal language addressing Year 2000 issues is included in significant commitment letters and loan documentation for certain borrowers. Finally, on loan participations purchased, Fallbrook National Bank requires assurances from the lead lender that it has obtained a Year 2000 questionnaire from the borrower and also that the lead lender is satisfactorily progressing toward Year 2000 compliance. The Bank considers these Year 2000 risk factors associated with its borrowers when evaluating the adequacy of the allowance for loan losses. This allocation process is reviewed and revised on a quarterly basis, with reviews continuing through at least the first quarter of 2000. Accordingly, monitoring and communication with borrowers and vendors is ongoing.

The Bank has also made initial assessments of its liquidity position in relation to the Year 2000 impact on large depositors and the deposit base in general. The Bank is monitoring its liquidity position on a daily basis and projects expected cash need through the subsequent 90 days in order to avoid any Year 2000 liquidity related issues.

The renovation phase involves making the necessary information technology and non-information technology changes and upgrades necessary to be Year 2000 compliant. The Bank has substantially completed this phase.

The risk to Fallbrook National Bank resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness is the same as other firms in the Banking industry and other business enterprises generally. The Bank is presently unable to assess the likelihood that the Bank will experience significant operational problems due to unresolved Year 2000 problems of third parties that do business with the Bank. Although the Bank has not been put on notice that any known third-party problem will not be timely resolved, the Bank has limited information and no assurance of additional information concerning the Year 2000 readiness of third parties. The resulting risks to the Bank's business are very difficult to assess due to the large number of variables involved. If third parties fail to achieve year 2000 compliance, Year 2000 problems could have a material impact on the Bank's operations. Similarly, there can be no assurance that the Bank can timely mitigate its risks related to a supplier's failure to resolve its Year 2000 issues. If such mitigation is not achievable, Year 2000 problems could have a material impact on the Bank's operations.

The validation phase is the testing phase. The Bank uses a third party data processing vendor whose software is Year 2000 compliant. The Bank's testing of mission critical systems was completed by March 31, 1999. As a part of the validation phase, the Bank has prepared a contingency plan for each critical system and product used by the Bank. The contingency plan describes how the Bank will resume normal business operations if remediated systems do not perform as planned either before or after the century date change. Additionally, manual procedures for each mission critical function were substantially in place by June 30, 1999. The business resumption portion of the contingency plan was validated according to Federal Financial Institutions Examination Council ("FFIEC") requirements. The methodology for the validation was in place as of June 30, 1999 and the testing of the contingency plan was completed by September 30, 1999.

Based on its current assessments and remediation plans, which are based in part on certain representations of third-party service providers, the Bank does not expect that it will experience a significant disruption of its operations as a result of the rollover to the Year 2000. Although the Bank has no reason to conclude that a failure will occur, the most likely worst-case Year 2000 scenario would involve a disruption or failure of its power supply or voice and data transmission suppliers, a computer system, a third-party service provider, or a facility. If such a failure were to occur, the Bank would implement its contingency plan. While it is impossible to quantify the impact of such a scenario, the most reasonably likely worst-case scenario would involve a diminishment of service levels, some customer inconvenience, and additional costs from the contingency plan implementation, which are not currently estimable. While the Bank has contingency plans to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the contingency plan will function as anticipated, or that the Bank's results of operations will not be adversely effected in the event of a prolonged disruption or failure.

The implementation phase introduces system changes into an operating environment. Once tested, Year 2000 compliant systems are ready to be introduced into the Bank's operating environment. This phase is substantially complete.

The Bank projects that total Year 2000 expenditures during 1999 will be approximately $60,000, $40,000 of which has been spent during the nine months ended September 30, 1999. In 1998, the Bank allocated approximately $421,000 for technology-related initiatives, which had the effect of reducing its
current cost of Year 2000 readiness.   The Bank's estimates of the costs of
achieving Year 2000 compliance and the day by which Year 2000 compliance will be achieved are based on management's best estimates, which were derived using numerous assumptions about future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 remediation work, the ability to locate and correct all affected computer systems, the success achieved by the Bank's suppliers in reaching Year 2000 readiness, and the timely availability of necessary replacement items and similar uncertainties. While the Year 2000 costs estimated above include additional costs to the Bank's operations, the Bank believes, based on available information, that it will be able to manage its total Year 2000 transition with any material adverse effect on its business operations, products or financial prospects.

At this time, based on the assessments and testing to date, the Bank does not foresee any Year 2000 issues that would materially impair the Bank's ability to conduct business. There can, however, be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Bank and, if issued, that new regulatory requirements will not increase the cost or delay the completion of the Year 2000 project.

CASH DIVIDENDS

The Bank declared a $.05 per share cash dividend in the first and second quarter of 1998, payable on April 1, 1998 with a record date of March 16, 1998 and payable July 1, 1998 with a record date of June 14, 1998. Effective with the third quarter of 1998, the Bank ceased paying cash dividends in favor of retaining earnings to support future growth. The Bank declared a stock dividend to shareholders of record as of November 30, 1998 which was paid on December 11, 1998. The Company declared a 5% stock dividend on November 1, 1999 to shareholders of record as of November 15, 1999, payable on November 30, 1999.

It is anticipated that the Company will continue the policy of paying stock dividends from time to time.

PART II OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

The Company's wholly owned subsidiary, Fallbrook National Bank, has been subject to a lawsuit by a former employee alleging, amongst other things, breach of contract and fraud. Trial commenced on July 19, 1999, with the Jury rendering a verdict on August 2nd, 1999. The Jury awarded compensatory damages of approximately $65,000, punitive damages of $750,000, court costs and legal fees. On October 26, 1999, the Riverside County Superior Court ordered a new trial on punitive damages only unless the plaintiff consented to a reduction of the punitive damage verdict to $250,000. On November 4, 1999, the plaintiff consented to the punitive damage verdict of $250,000.
The Company now anticipates appealing the judgement even though reduced in amount. During the nine months ended September 30, 1999, the Company accrued $298,000 in connection with this verdict. Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. The Company is not aware of any pending or threatened legal actions other than that stated above.

ITEM 2  CHANGES IN SECURITIES

None to report.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4  SUBMISSION OF MATTERS TO SECURITY HOLDERS

None to report.

ITEM 5  OTHER INFORMATION

None to report.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.

(a)     EXHIBITS

EXHIBIT NO.       EXHIBIT
-----------       -------
  27              Financial Data Schedule


(b)     REPORTS ON FORM 8-K

On August 4, 1999, the Company filed an 8-K Report pursuant to Item 5 of such Form. The Report concerned the litigation matter described in Note 4 to the Financial Statements. The Company subsequently filed an additional 8-K Report during the fourth quarter of 1999 as there were additional developments in connection with such litigation.

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its be half by the undersigned thereunto duly authorized.

                                  Community Bancorp Inc.
                                  ----------------------
                                       (Registrant)




Date November 12, 1999            /s/ Thomas E. Swanson
     -----------------            ---------------------
                                  Thomas E. Swanson
                                  President and Chief Executive Officer



Date November 12, 1999            /s/ L. Bruce Mills, Jr.
     -----------------            -----------------------
                                  L. Bruce Mills, Jr.
                                  Sr. Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.     EXHIBIT
-----------     -------
   27           Financial Data Schedule