Form 10KSB
period 1999-12-31
COMMUNITY BANCORP INC
filed 2000-03-30
CIK 1089503

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to .

                         Commission File No. 000-26505

                            COMMUNITY BANCORP INC.(1)
                             ----------------------
                 (Name of Small Business Issuer in its charter)

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

                    Issuer's telephone number: (760) 723-8811
                                              ------------------------------

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                    COMMON STOCK, $0.625 PAR VALUE PER SHARE
                    ----------------------------------------
                                (Title of class)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Bank's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the Company's revenues for its most recent fiscal year: $17,714,000

As of February 29, 2000, the aggregate market value of the common stock held by non-affiliates of the Company was: $11,745,000.

Number of shares of common stock of the Company outstanding as of February 29, 2000: 2,536,981 shares

Portions of the definitive proxy statement for the 2000 Annual Meeting of the Company's shareholders are incorporated into Part III of this Report by reference.


(1) The Company is the successor registrant to Fallbrook National
Bank which previously filed reports pursuant to the Exchange Act with the Comptroller of the Currency.

TABLE OF CONTENTS

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1.           DESCRIPTION OF BUSINESS                              PAGE  3

ITEM 2.           DESCRIPTION OF PROPERTIES                            PAGE 23

ITEM 3.           LEGAL PROCEEDINGS                                    PAGE 23

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                     PAGE 23

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5.           MARKET FOR COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS                          PAGE 24

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                                 PAGE 25

ITEM 7.           FINANCIAL STATEMENTS                                 PAGE 38

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                 PAGE 66

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS,
                  PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE
                  EXCHANGE ACT                                         PAGE 66

ITEM 10.          EXECUTIVE COMPENSATION                               PAGE 66

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                PAGE 66

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       PAGE 66

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K                     PAGE 67

NOTE
----
Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company's business and other factors referenced in this report. Given these uncertainties, shareholders are cautioned not to place undue reliance on such forward-looking statements. The company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

                                     PART I


ITEM 1.        DESCRIPTION OF BUSINESS

COMMUNITY BANCORP INC.

Community Bancorp Inc. (the "Company") is a Delaware corporation organized to act as the bank holding company for Fallbrook National Bank (the "Bank") (unless the context requires otherwise, the term "Company" includes the "Bank"). Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Company's principal regulator, to engage in a variety of activities which are deemed closesly related to the business of banking. At December 31, 1999, the Company had approximately $175.4 million in consolidated assets, $144.2 million in consolidated net loans, $158.1 million in consolidated deposits, and $11.3 million in consolidated equity.

The Company was formed through a holding company reorganization of the Bank, wherein the Bank became the wholly owned subsidiary of the Company as of June 25, 1999. The transaction was based on an exchange of shares in which shareholders of the Bank exchanged their shares of the Bank for shares of the common stock of the Company on a one share for one share basis. The transaction was not considered a taxable event for federal income tax purposes. At the same time, the Company was listed on the Nasdaq National Market under the symbol of CMBC, and the Bank's stock was removed from public trading on the same date.

FALLBROOK NATIONAL BANK

The Bank was licensed by the Comptroller of the Currency (the "Comptroller") on September 5, 1985 and commenced operation as a national banking association on the same day. As a national banking association, the Bank is subject to primary supervision, examination and regulation by the Comptroller. The Bank is also subject to certain other federal laws and regulations. In addition, the Bank is subject to applicable provisions of California law insofar as such provisions do not conflict with or are not preempted by federal banking laws. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the applicable limits thereof, and like all national banks, the Bank is a member of the Federal Reserve System. The Bank presently has no subsidiaries.

The Bank has focused primarily on providing commercial banking products and services to small and medium sized businesses in its primary service area. In the early 1990's the Bank began its Small Business Administration (the "SBA") lending program. The Bank is currently a "Preferred Lender" with the SBA and is the 34th largest originator of SBA loans in United States, based on loan originations for SBA 7A loans during the SBA's fiscal year ended September 30, 1999.

In January 1996, the Board of Directors appointed Thomas E. Swanson as President and Chief Executive Officer of the Bank. The Board empowered Mr. Swanson to develop a strategic plan for the Bank to prepare the Bank for future growth and increased profitability. The key elements of this plan are as follows:

REORGANIZED MANAGEMENT STRUCTURE. Mr. Swanson restructured the management of the Bank by implementing strategic planning and budgeting by department, and by revising the Bank's incentive compensation program. Prior to 1996, incentive compensation paid to Bank employees was based on individual production. Mr. Swanson and current management initially revised the incentive compensation to be based on revenues by department and by individuals within the department rather than production. As of January 1, 2000, management revised the incentive compensation of the Bank further to be based on profit thereby encouraging employees to focus not only on revenues but also on the costs associated with the Bank's operations for which they are responsible.

DIVERSIFIED PROFIT CENTERS. Current management has diversified the Bank's lines of business primarily by hiring relationship managers and other qualified personnel with ties to the Bank's primary market area and experienced in specialty lending and hired loan officers with specific expertise in these areas. In this regard, the Bank has increased its commercial lending capabilities by adding additional commercial loan officers to each of its retail branches. Additionally, the Bank has opened strategically located loan production offices in La Mirada, Ontario, Los Angeles, the City of Orange, Sacramento and Castro Valley, California. The Bank also commenced originating aircraft loans and its Business Manager program in June 1998. See "--Lending Activities--Aircraft Lending" and "--Business Manager."

DIVERSIFIED LENDING ACTIVITIES. For the year ended, December 31, 1999, $38.5 million, or 21%, of the loans originated by the Company were SBA 504 and 7a loans compared to $33.3 million, or 21%, of the loans originated in 1998. In June 1998, the Company hired loan officers in an effort to build specialty lending expertise. Since such time the Company has implemented its Business Manager program and began originating loans secured by aircraft. While the Company intends to continue to be a leading SBA lender, it has and will continue to hire relationship managers experienced within the Company's primary market area in order to increase non-SBA commercial lending.

INVESTED IN INFRASTRUCTURE TO SUPPORT DIVERSIFICATION. Current management has invested capital in technology infrastructure and in DE NOVO offices. The Company expanded its retail banking division with additional offices in Temecula, California in May of 1996 and Vista, California in August of 1998. The Bank has also invested in upgrades to its computer system as part of its year 2000 compliance program and to support future products and services. In that regard, the Bank has currently developed a cash management system to offer to commercial customers and, on an outsourced basis, home banking. The Bank has also begun creating a master customer information file ("MCIF") in order to monitor customer profitability and relationships.

LISTED COMMON STOCK ON NASDAQ. In order to increase the liquidity of the Bank's common stock, the Bank filed an application with the Nasdaq SmallCap Market to approve the quotation of the Bank's common stock. The application was approved and the Bank's common stock began trading on the Nasdaq SmallCap Market on July 21, 1997. In connection with the formation of the Company and becoming the holding company for the Bank, the Company's common stock was listed on Nasdaq's National Market as of June 25, 1999, and the Bank's stock was removed from public trading on the same date

STRATEGY

GENERAL. The business strategy of the Company will be to continue implementing the measures outlined above while building upon the Company's existing business. While the Company intends to continue to be a leader in SBA loans, its strategic plan includes the expansion and growth of other products and services for small to mid-sized businesses. The Company intends to expand geographically and within its market areas primarily by hiring relationship managers who have strong community ties, have experience in specialty lending and have their own existing customer base.

NEW STRATEGIC INITIATIVE. With the announcement of earnings for 1999, management announced that the Company is changing its strategy for future earnings and growth. This new strategy addresses the following areas:

-         Retain the guaranteed portion of SBA 7A loans
                  Fund loan growth with core deposits and limited use of wholesale deposits Seek additional, non-dilutive capital sources Reduce reliance on gain on sale of SBA loans - stabilizing quarterly earnings Expand the SBA lending operations through the addition of loan production offices
-         Focused geographic expansion of the financial services
                  organization
                  Open additional community banking offices Expand our e-commerce capabilities Add new services, including securities and investment products Enhance and expand existing core lending profit centers
- Improve profitability and efficiency by growing core earnings and controlling operating costs

     Management expects that the retention of the guaranteed portion of SBA 7A loans will result in a significant reduction in earnings for 2000 due to the lack of gain income from the sale of these loans. However, management expects that following 2000, net income will be significantly enhanced as the interest on these retained loans offsets the loss of gain income.

These new initiatives are more fully addressed below:

RETENTION OF SBA 7A GUARANTEED LOANS. Prior to 2000, the Company sold most of the guaranteed portion of SBA 7A loans, and during 1999 sold a portion of the unguaranteed portion of SBA 7A loans. Beginning in 2000, the Company has changed its strategy of generating fee income from the gain on sale of these loans to one of increasing interest income through the retention of most of the guaranteed and unguaranteed portions of these loans. During 1999, 1998 and 1997, the Company sold $89.1 million in SBA guaranteed and unguaranteed loans.

FUND LOAN GROWTH WITH CORE DEPOSIT GROWTH AS WELL AS LIMITED USE OF WHOLESALE DEPOSITS. The Company's ratio of core deposits to total deposits was 53.9% at December 31, 1999. The Company anticipates that it will experience retail deposit growth through the growth and development of the Temecula and Vista branch offices. Due to the retention of SBA loans, the Company's core deposit to total deposit ratio is expected to decline. Management's intent is to acquire deposits economically and efficiently at competitive market rates. As the Company makes loans to small and mid-sized businesses, it will cross-market its core deposit products to the small and mid-sized business and its employees. However, in order to fund the retention of the government guaranteed portion of SBA loans, the Company has implemented a wholesale deposit management system, which has the goal of matching the funding needs of the SBA guaranteed loans with deposits which have similar terms with regards to the frequency of interest rate changes. The Company is planning on expanding its retail deposit base through either acquisitions of branches of institutions or de novo offices.

OBTAIN ADDITIONAL CAPITAL. Based on the accelerated growth due to the retention of SBA loans in the future, the Company intends to seek capital sources that have minimal dilutive impact to existing shareholders.

REDUCE RELIANCE ON GAIN ON SALE OF SBA LOANS - STABILIZING QUARTERLY EARNINGS. Management believes the improved consistency in growth of core earnings outweighs the volatile income associated with gains on sale of loans and the risks associated with the servicing assets generated from the sale and servicing of SBA 7A loans. For the year ended December 31, 1999, the Company generated $2.5 million in gains from the sale of SBA guaranteed and unguaranteed loans, which will not reoccur under the new strategic initiative. Management estimates it will take three to four quarters before the net interest income on the retained loans offsets the income associated with the gains on sale of the same loans.

EXPAND OUR SBA LENDING OPERATIONS THROUGH THE ADDITION OF LOAN PRODUCTION OFFICES. The Bank currently has six loan production offices outside of its primary market area in La Mirada, Ontario, Los Angeles, Huntington Beach, Sacramento and Castro Valley, California which predominantly originate SBA loans. The Company's business strategy includes continued expansion of its loan production offices into markets throughout California which are not contiguous to the Company's primary market area. The Company has and will continue to open such loan production offices in strategic locations where it is able to hire a relationship manager with strong commercial lending ties to the community to be served.

FOCUSED GEOGRAPHIC EXPANSION OF THE FINANCIAL SERVICES ORGANIZATION. The Company's geographic expansion of its branch network is currently focused on three corridors defined by local highways: State Route 78, Interstate Highway 5 and Interstate Highway 15.

OPEN ADDITIONAL COMMUNITY BANKING OFFICES. The Company's business strategy includes making "in-market" acquisitions of branch offices of other banks or establish "de novo" branch offices.. The Company has hired a seasoned management team and plans to build on the strengths of that team. The Company has no current arrangements, understandings or agreements regarding any such acquisitions. Further, the Company would need regulatory approval before such acquisitions could be consummated. No assurance can be made that such regulatory approval would be obtained.

EXPAND OUR E-COMMERCE CAPABILITIES. The Company has established an award winning web page, and is now operating a competitive cash management product for its business customers and home banking for its consumer banking customers. Management intends to add additional web based commercial services, including the ability to apply for many of the Company's loan products, as well as buy and sell securities via the internet.

ADD NEW SERVICES, INCLUDING SECURITIES AND INVESTMENT PRODUCTS. As part of its strategic plan, the Company intends to offer securities through its community banking offices as well as its web site. This is intended to be accomplished through the use of a third party vendor.

ENHANCE AND EXPAND OUR EXISTING LOAN PROFIT CENTERS. The Company has successfully acquired individual commercial lenders from other financial institutions as the financial services industry has continued to consolidate. The Company intends to expand and enhance our existing loan profit centers via this process, and add these commercial lenders to the expanding banking network, as well as through the addition of loan production offices, as appropriate.

IMPROVE EFFICIENCY RATIO: As the company expands its operations through growth and retention of assets, management expects net interest income to improve dramatically as the interest is earned on these additional assets. Furthermore, since much of the infrastructure for managing this growth is already in place, and the lending production is already built into the overhead, the increase in operating expenses should be considerably less than the increase in operating income, thereby improving the efficiency ratio.

MARKET AREA AND COMPETITION

The Company's primary market area is North San Diego County consisting of the communities of Fallbrook and Vista, and Southwestern Riverside County in the community of Temecula. The populations of Fallbrook, Temecula and Vista are approximately 39,000, 47,000 and 80,000, respectively. In 1999, the average household incomes for Fallbrook, Temecula and Vista are $42,000, $63,000 and, $61,000, respectively. The combined growth rate for the North San Diego County and Southwestern Riverside Counties is approximately 4.5% per annum.

The banking and financial services business in California generally, and in the Company's primary market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. As a result of this consolidation, there were 9 community Companys located in the Company's primary market area as of December 31, 1999.

The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial services providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs.

There were approximately $1.8 billion in deposits in the Company's primary market area as of June 30, 1999. The Company maintains three full service banking offices in Fallbrook, Temecula and Vista, California. As of June 30, 1999, the Fallbrook Office deposit market share of the Fallbrook market was approximately 25% and the Temecula Office deposit market share of the Temecula market was approximately 4%. The Vista Office was opened in August 1998, and as of June 30, 1999 its market share was approximately 1%.

The Company is a "Preferred Lender" and has authority throughout the state of California to originate SBA loans. For the SBA's fiscal year ended September 30, 1999, $1.9 billion of SBA guaranteed loans were originated in the State of California, of which $45.3 million were originated by the Company. Generally, the Company's small business customer is a small to mid-sized business with annual sales between $1 million and $10 million.

UNDERWRITING PROCESS

The lending acitivities of the Company are guided by the basic lending policies established by the Board of Directors. Each loan must meet minimum underwriting criteria established in the Company's lending policies and must fit within the Company's strategies for yield and portfolio enhancement.

For all newly-originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal is required on every property securing a Company loan. In addition, the loan officer conducts a review of these appraisals for accuracy, reasonableness and conformance to the Company's lending policy on all applications. All revisions to the Company's approved appraiser list must be approved by the President.

Credit approval authority is segregated into three distinct levels, namely the Directors' Loan Committee, Officers' Loan Committee and the individual lending limits of loan officers. The limits for the various levels are determined by the Board of Directors and/or the President and reviewed periodically. The Directors' Loan Committee consists of the President, who is the chairman, and at least three outside directors of the Company. The committee meets at least once a month or more frequently as needed. The Officers' Loan Committee consists of the President, Executive Vice President, the Senior Credit Officer, the First Vice President - Commercial Loans, the First Vice President - SBA loans and the First Vice President, Corporate lending. The committee is chaired by the Senior Credit Officer and meets twice a week or more frequently as needed.

All loans to borrowing relationships where the aggregate amount of secured credit is $500,000 or more or the aggregate amount of unsecured credit is $250,000 or more must be submitted to the Officers' Loan Committee for approval. The Officers' Loan Committee has authority to approve loans up to the Company's legal lending limit. The Directors' Loan Committee reviews all real estate secured loans originated of $200,000 or more and all other loans of $50,000 or more, as well as classification of assets, delinquencies and the current status of the loan portfolio. See "-Concentrations of Credit"

Loan applicants are notified of the credit decision by letter. If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Generally, title insurance endorsed to the Company is required on all first mortgage loans.

The Company maintains loan production offices in La Mirada, Ontario, Sacramento, Los Angeles, Castro Valley and the City of Orange, California. The loan production offices are typically staffed with a loan officer who prepares the loan applications and compiles the necessary information regarding the applicant. The completed loan file is then sent to the Bank's main office in Fallbrook where the credit decision is made. The loan production offices predominantly originate loans guaranteed by the SBA.

SBA LENDING PROGRAMS

The SBA lending program is designed by the federal government to assist the small business community in obtaining financing from financial institutions which are given government guaranty as an incentive to make the loan. The Company is a "Preferred Lender" with the SBA. As a "Preferred Lender," the Company can approve a loan within the authority given it by the SBA without prior approval from the SBA. "Preferred Lenders" approve, package, fund and service SBA loans within a range of authority that is not available to other SBA lenders without the "Preferred Lender" designation. The Company has been a "Preferred Lender" since 1992 and has this authority throughout the state of California. For the SBA fiscal year ended September 30, 1999, the Company was the 34th largest originator of SBA loans in the United States.

The Company's SBA loans fall into two categories, loans originated under the SBA's 7A Program ("7A Loans") and loans originated under the SBA's 504 Program ("504 Loans"). Historically, 7A Loans have represented approximately 82% of the SBA Loans originated by the Company while 504 Loans have represented the balance. During the year ended December 31, 1999, 504 Loans have constituted approximately 24% of all SBA loans originated. Of all SBA loans originated, approximately 96% are collateralized by commercial real estate, while the balance are commercial business loans generally for the purpose of funding working capital, equipment purchases and accounts receivable. See "-Lending Activities-Commercial Real Estate Lending" and "-General Business Lending."

Under the SBA's 7A Program, the SBA guarantees 75% of the loan in excess of $100,000. This guarantee may become invalid only if the loan does not meet the SBA documentation guidelines. The Company has never had a guarantee invalidated by the SBA.

The Company's policy permits SBA 7A Loans in amounts up to $1.0 million. Under certain circumstances for loans in excess of $1.0 million, the Company enters into a guaranteed second trust arrangement with a second financial institution which makes the first trust loan. Loans collateralized by real estate have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively. The Company requires a 10% down payment on most 7A Loans, with a 15% to 20% down payment on loans collateralized by hotels, motels and service stations.

Beginning in 2000, the Company intends to retain the guaranteed portion of most of the SBA loans it originates. Funding for these assets will come from a mix of wholesale and retail deposit sources. Management's goal is to match the interest rate sensitivity of these loans, which adjust on a quarterly basis, with deposits which also adjust or mature with approximately the same duration. The SBA loans generally have an interest rate of 1.5% to 2% over prime, while the wholesale 90 day CD rates 2.25% to 2.75% under prime. The retained portion is guaranteed by the government as to principal and up to 120 days of interest upon default, and therefore the strategy has the added benefit of producing minimal credit risk to the Company.

Prior to 2000, the Company's strategy was to sell the guaranteed portion of most of the SBA loans it originates. The Company retained the servicing on such loans. This strategy was adopted to allow the Company to manage its capital levels and to ensure that funding is always available to meet the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7A Loans pays a premium to the Company which, generally, is equal to 9% of the guaranteed amount. The Company also receives a servicing fee equal to 1% to 2% of the amount sold in the secondary market. In the event that a 7A Loan goes into default within 270 days of its sale, or prepays within 90 days, the Company is required to repurchase the loan and refund the premium to the purchaser. In the past three years, the Company has repurchased twenty one (21) loans and refunded premiums totaling $74,000 to the purchasers.

Under the SBA's 504 Program, the Company requires a 10% down payment. The Company then enters into a 50% first trust loan to the borrower and an interim 40% second trust loan. The first trust has a term of 20 years. The second trust is for a term of 120 days. Within the 120 day period of entering into the loan, the second trust deed loans are sold by SBA certified development companies as collateral for SBA guaranteed debentures. For 504 construction loans, the 120 day period does not commence until the notice of completion is filed. The first trusts are pre-sold by the Company with no recourse, prior to releasing the funds to the purchaser. The Company retains no servicing on 504 Loans.

In addition to SBA lending, the Company makes a limited number of building and industrial loans ("B&I Loans") guaranteed by the Farmers Home Administration ("FmHA"). The FmHA guarantee program for B&I Loans generally provides for a 80% guarantee of the loan amount with no maximum loan amount limitations. This program is generally available for businesses located in agricultural market areas.

The Company's SBA lending program and portions of its real estate lending are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations including, the SBA, the Federal Home Loan Mortgage Corporation (the "FHLMC"), and the Federal National Mortgage Association (the "FNMA"). The guaranteed portion of an SBA loan does not count towards the Company's loans-to-one-borrower limitation which, at December 31, 1999 was $2.4 million.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Company's loan portfolio at the dates indicated:


                                                                               AT DECEMBER 31,
                                                         -----------------------------------------------------------
                                                                1999                1998               1997
                                                         -----------------------------------------------------------

                                                           AMOUNT  PERCENT    AMOUNT   PERCENT   AMOUNT   PERCENT
                                                                           (Dollars in thousands)
Loan portfolio composition:
Commercial loans............................             $  6,064      4.16% $ 7,510     6.67%  $  5,271    6.82%
Aircraft loans..............................               17,113     11.75    6,007     5.33          -    -
Real estate:
     Construction loans.....................               27,661     18.99   21,046    18.68     12,518   16.20
     Secured by one- to four-family residential
         Properties.........................               21,601     14.83   14,087    12.51     13,727   17.76
     Secured by commercial properties.......               61,263     42.04   55,788    49.54     41,850   54.15
Consumer:
       Home equity lines of credit..........                2,649      1.82    2,033     1.80      1,270    1.64
       Other................................                9,342      6.41    6,166      5.47     2,652     3.43
                                                         --------  --------  -------  --------   ------- --------
Total Gross loans outstanding...............              145,693    100.00% 112,637   100.00%    77,288  100.00%
                                                                     ======            ======             ======
Deferred loan fees, unamortized gains, allowance
       for loan losses......................               (1,499)            (3,928)             (3,404)
                                                         --------             ------              ------
Net loans...................................             $144,194           $108,709             $73,884
                                                         ========           ========             =======


         LOAN MATURITY

         The following table sets forth the contractual maturities of the Company's gross loans at December 31, 1999.


                                                                            AT DECEMBER 31, 1999
                                                       --------------------------------------------------------
                                                                   MORE THAN   MORE THAN
                                                       ONE YEAR    1 YEAR TO    3 YEARS    MORE THAN      TOTAL
                                                       OR LESS      3 YEARS    TO 5 YEARS   5 YEARS       LOANS
                                                       --------      ------     -------     -------   ---------
                                                                        (dollars in thousands)
Loan portfolio composition:
Commercial loans.....................................  $  7,549     $  1,468     $  1,675     $ 12,238   $  22,930
Real estate:
      Construction loans.............................    27,078          369            -          931      28,378
      Secured by one- to four-family residential
       properties....................................     7,182        3,068        2,055        8,963      21,268
      Secured by commercial properties...............     8,660        4,649        5,751       42,086      61,146
Consumer:
     Home equity lines of credit.....................       175          204           39        2,231       2,649
     Other...........................................       444          939        2,594        5,345       9,322
                                                       --------     --------     --------     --------   ---------
Total Gross loans outstanding........................  $ 51,088     $ 10,697     $ 12,114     $ 71,794   $ 145,693
                                                       ========     ========     ========     ========   =========



The following table sets forth, as of December 31, 1999, the dollar amounts of gross loans receivable that are contractually due after December 31, 2000 and whether such loans have fixed or adjustable rates.


                                                                                  DUE AFTER DECEMBER 31, 2000
                                                                              ----------------------------------
                                                                                 FIXED     ADJUSTABLE    TOTAL
                                                                              ----------  ------------  --------
                                                                                     (dollars in thousands)
 Loan portfolio composition:
 Commercial loans.............................................                $ 12,965     $  2,415     $ 15,380
 Real estate:
       Construction loans.....................................                      95        1,206        1,301
       Secured by one- to four-family residential properties..                  10,579        3,507       14,086
       Secured by commercial properties.......................                  22,974       29,513       52,487
 Consumer:
      Home equity lines of credit.............................                       -        2,474        2,474
      Other...................................................                   8,859           18        8,877
                                                                              --------     --------     --------
 Gross loans outstanding......................................                $ 55,472     $ 39,133     $ 96,905
                                                                              ========     ========     ========


LOAN ORIGINATION AND SALE. The following table sets forth the Company's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:


                                                                          AT OR FOR THE YEARS ENDED
                                                                                 DECEMBER 31,
                                              -----------------------------------------------------------------------
                                                      1999                    1998                    1997
                                              -----------------------------------------------------------------------
                                                                          (dollars in thousands)
Beginning balance                                        $  108,709             $   73,884                $  65,496
Loans originated:
    Commercial loans........................                 25,292                 12,298                    4,785
   Real estate:
     Construction loans.....................                 56,151                 39,677                   26,292
     One- to four-family....................                 41,605                 56,868                    7,595
     Commercial(2)..........................                 57,787                 44,996                   41,051
   Consumer.................................                  5,880                  5,389                    1,904
                                              ----------------------------------------------------------------------
     Total loans originated.................                186,715                159,228                   81,627

Loans sold..................................
      Real estate:
          One- to four-family...............                 24,802                 32,933                        -
          Commercial........................                 37,562                 25,308                   26,250
                                              ----------------------------------------------------------------------
      Total loans sold......................                 62,364                 58,241                   26,250
Less:
   Principal repayments.....................                 86,437                 66,686                   48,110
   Other net changes(1).....................                  2,429                   (524)                  (1,121)
                                              ----------------------------------------------------------------------
     Total loans:...........................             $  144,194             $  108,709                $  73,884
                                              ======================================================================


--------------
(1) Other net changes includes changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.
(2)  See "Retention of SBA 7A Loans"

COMMERCIAL REAL ESTATE LENDING. The Company focuses on originating loans secured by commercial real estate, such as retail centers, small office and light industrial buildings and other mixed use commercial properties. The Company will make loans secured by special purpose properties such as motels, and, from time-to-time, restaurants. Pursuant to the Company's underwriting policies, commercial real estate loans, which are not SBA loans, may be made in amounts up to the lesser of 70% of the appraised value of the property or the sales price. These loans may be made with terms up to 10 years and are either adjustable rate loans or fixed with a maximum term of 5 years. The Company generally requires a minimum debt service ratio (the ratio of net earnings on a property to debt service) of 1.2 to 1 or more. In addition to commercial real estate lending, and to a much lesser extent, the Company originates loans secured by multi-family residential properties.

Loans secured by commercial real estate and multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential loans. The liquidation value of commercial and multi-family properties may be adversely affected by risks generally incident to interests in real property, including changes or continued weakness in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in rental room or occupancy rates; increases in interest rates, real estate and personal property tax rates and other operating expenses (including energy costs); the availability of refinancing; changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation, taxation and other factors beyond the control of the borrower or the lender. Because of this, the Company considers the borrower's experience in owning and managing similar properties and the Company's lending experience with the borrower.

GENERAL BUSINESS LENDING. The Company offers commercial business loans to businesses operating in the Company's primary market area. The Company's commercial business loans consist of lines of credit which require annual renewals, adjustable-rate loans with terms of five to seven years, and short term fixed-rate loans with terms of up to three years. Such loans are made up to $2.4 million, the Company's loans-to-one-borrower limit at December 31, 1999. The Company will also enter into commercial loans in excess of $2.4 million but will participate out that portion in excess of its legal lending limit.

BUSINESS MANAGER. During the second quarter of 1998, in order to diversify its loan portfolio, develop extended business relationships and increase its yield, the Company initiated its business manager program ("Business Manager"). The Company has contracted with an outside vendor to provide software, forms and materials to allow the Company to purchase and manage accounts receivable in its primary market area, on a full recourse basis. Business Manager is available to borrowers with characteristics generally unsuited for conventional lines of credit or who may lack the sophistication and do not want the concerns of full accounts receivable management. As this is a new line of business for the Company, involving a higher degree of risk, the Company has hired an officer with 5 years of experience in accounts receivable purchases and financing to manage and increase the level of such loans. The Company derives revenues from Business Manager by purchasing a company's receivables at a discount and collecting the outstanding invoice on a timely basis at face value. The discount rate generally ranges from 2% to 6%. The yield on such loans generally ranges from 15% to 17%. A portion of the discount is shared with the third party vendor of Business Manager.

An initial reserve, generally in the form of a deposit at the Company, is also established by the customer of the Company which is selling the receivables based on a percentage of the initial receivables funded which generally is equal to 10% of all receivables purchased. Receivables that cannot be collected by the Company are charged back to the customer against this reserve. The reserve is actively monitored by the Company and any deficiency must be replenished in a timely manner. These recourse agreements are collateralized by business assets and/or guarantees. The Company typically requires personal guarantees from persons owning more than 20% of the customer. Additional collateral may also be required to minimize the Company's risk. The collection of the receivables is serviced by the Company's Note Department. See "--Loan Servicing." The Company also purchases fraud insurance to partially protect against the risks involved in this type of lending. The policy generally provides for a $20,000 deductible per borrower with a maximum coverage of $200,000 per event. In addition, quarterly audits of the borrowers are conducted by independedent third parties contracted by the Company. Customers are also randomly checked to verify the existence of the receivables. At December 31, 1999, the Company had $2.9 million of Business Manager loans in its commercial loan portfolio.

AIRCRAFT LENDING. The Company's commercial loan portfolio also includes loans secured by used aircraft. These loans range in size from $17,000 to $950,000, have 15 year terms and are offered at variable or fixed interest rates. The market for loans secured by used aircraft is dominated by a few financial institutions. Typically these loans have maturities of 15 to 20 years but are refinanced approximately every three to four years. Lenders mostly rely on relationships with aircraft dealers to compete for aircraft loans. In April 1998, the Company hired a loan officer with 15 years experience in aircraft lending and relationships with several aircraft dealers.

Aircraft loan customers are generally professionals and other high net worth individuals. The primary consideration on a loan application for an aircraft loan is the credit worthiness of the borrower and ability to repay the loan amount. The Company's loan officers consider the costs of tie down space or hanger rental, maintenance requirements and insurance coverage in assessing the cash flow analysis of the borrower as such expenses can be substantial. In addition to the credit worthiness of the borrower, the Company will review the wholesale value of the aircraft. For loans over $200,000, an appraisal is performed on the aircraft which provides both a wholesale value and a retail value of the aircraft. Generally speaking, the wholesale value approximates 70% of the retail value. The Company will finance up to 100% of the wholesale value of the aircraft. A title search is conducted on all aircraft loans. In addition, appropriate ground and air coverage insurance and title insurance must be obtained by the borrower. The Company requires a minimum down payment of 15% and maturities are generally no more than 20 years. At December 31, 1999, the Company had $17.1 million of aircraft loans in its commercial loan portfolio.

CONSTRUCTION LENDING. The Company originates construction loans on both one- to four- family residences and on commercial real estate properties. The Company originates two types of residential construction loans, consumer and builder. The Company originates consumer construction loans to build single family residences. The Company will originate builder construction loans to companies engaged in the business of constructing homes for resale. These loans may be for homes currently under contract for sale, model homes from which other homes will be marketed within a subdivision or homes built for speculative purposes to be marketed for sale during construction. For single family residences, the borrower and the property must qualify for permanent financing. Prequalification for single family residences can be accomplished through the Company's Mortgage Banking Department. For commercial property, the borrower must qualify for permanent financing and the debt service coverage must be 1.2 to 1 or more.
Qualification for commercial properties can be determined by the loan officer as part of the credit presentation. Absent such prequalification, a construction loan will not be approved by the Company. The Company originates land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. The Company will originate land acquisition, development, and construction loans on a revolving line of credit basis for subdivisions whereby the borrower may draw upon such line of credit as lots are sold for the purpose of improving additional lots. Construction loans are generally offered with terms up to twelve months.

Construction loans are generally made in amounts up to 80% of the value of the security property for "spec" single family residences and commercial properties and up to 85% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by the loan officer and independent construction inspectors. At December 31, 1999, the Company had construction loans, including land acquisition and development loans totaling $27.7 million or 19.0% of the Company's total loan portfolio.

Construction loans are generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property's value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Company assumes certain risks associated with the borrower's ability to complete construction timely and in a workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Company may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment.

CONSUMER LENDING. The Company's portfolio of consumer loans primarily consists of adjustable-rate home equity lines of credit and installment loans secured by new or used automobiles and loans secured by deposit accounts. Unsecured consumer loans are made with a maximum term of three years and a maximum loan amount of $5,000. At December 31, 1999, unsecured consumer loans totaled $9.3 million.

As of December 31, 1999, home equity loans totaled $2.6 million, or 1.8% of the Company's gross loan portfolio. The Company's home equity loans are adjustable-rate and reprice with changes in the WALL STREET JOURNAL prime rate. Adjustable-rate home equity lines of credit are offered in amounts up to 75% of the appraised value with a maximum loan amount of $150,000. Home equity lines of credit are offered with terms up to ten years.

ONE- TO FOUR-FAMILY RESIDENTIAL LENDING. The Company presently offers adjustable-rate mortgage ("ARM") loans secured by one- to four-family residences, substantially all of which are owner-occupied, with loan maturities of up to 30 years. The Company's policy is to originate one- to four-family residential loans in amounts generally up to 80% of the lower of the appraised value or the selling price of the property securing the loan, although this percentage is generally lower and varies depending upon an internal credit rating of the proposed loan and borrower, which is based upon a credit scoring matrix.

The majority of the one-to four-family loans originated by the Company are originated to FNMA or FHLMC standards except in the case of certain loans, as to size. Such loans are entered into only when the Company has a firm commitment from a purchaser to acquire the loans prior to settlement. The loans are recorded on the Company's books for a limited period of two to three days. The Company generally sells these loans into the secondary market without recourse, servicing released. The Company also originates a limited number of one-to four-family loans in its immediate market area which it retains in its portfolio.

The Company's one- to four-family residential loan portfolio at December 31, 1999, was $21.6 million. As of December 31, 1999, the average loan size for one- to four-family residential loans was $124,000, the average maturity was 9 years, the average interest rate was 9.48%, and the average loan-to-value ratio was 61.4%.

The Company also operates a mortgage department that originates FNMA and FHLMC loans, and it brokers other types of mortgage loans. Over 90% of the loans that are originated for FNMA and FHLMC are immediately sold in the secondary market. Many of these mortgage loans are the result of earlier interim construction financing by the Company.

LOAN SERVICING. Loans are serviced by the loan officer except for loans secured by single family residences and loans guaranteed by the SBA. The Company outsources loan servicing on loans secured by single family residences. Loan servicing retained from the sale of the guaranteed portion of SBA loans is centralized at the Company's corporate headquarters and handled through the Company's SBA Lending Department. As of December 31, 1999, the SBA Lending Department was servicing $92.2 million of loans originated by the Company but subsequently sold to other institutions.

The Company's loan servicing operations are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into the Company's data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments on loans. Regular loan service efforts include payment processing and collection follow up, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens, if any, and periodically requesting required information, including current borrower and property financial and operating statements. When payments are not received by their contractual due date, collection efforts begin on the tenth day of delinquency with a telephone contact. If the borrower is non-responsive or the loan officer feels more stringent action may be required, the Senior Credit Officer is consulted. All formal demands for payment are reviewed by the Senior Credit Officer. Notices of default are generally filed when the loan has become 60-90 days past due.

CREDIT RISK AND LOAN REVIEW

Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. The Company incurs credit risk whenever it extends credit to, or enters into other transactions with, its customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Loan review and other loan monitoring practices provide a means for the Company's management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Company's loan officers and are being applied uniformly throughout the Company. Implementation and daily administration of loan review rests with the Chief Credit Officer and the President who approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On an annual basis, the Board of Directors provides for a third-party outside loan review of all loans that meet certain criteria originated since the previous review. While the Company continues to review these and other related functional areas, there can be no assurance that the steps the Company has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

CONCENTRATIONS OF CREDIT

Under federal law, the Company's ability to make aggregate loans-to-one-borrower is limited to 15% of unimpaired capital and surplus (as of December 31, 1999, this amount was $2.4 million) plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily-marketable collateral (defined to include only certain financial instruments and gold bullion).

INVESTMENT ACTIVITIES

The investment policy of the Company, as established by the Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company's policies provide the authority to invest in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. The Company's policies provide that all investment purchases which increase or decrease the levels total investment portfolio by $2 million in any one month (not including overnight fed funds), or that are outside the policy guidelines, be approved by the Board of Directors. Purchases and sales under this limitation and within the guidelines of the policies may be done at the discretion of the President, Chief Financial Officer or Controller. At December 31, 1999, the Company had $7.0 million in U.S. Treasury and agency securities. At December 31, 1999, the Company had federal funds sold of $6.9 million and had interest bearing deposits in financial institutions totaling $800,000.

The following table sets forth the carrying values and estimated fair values of the Company's investment portfolio at the dates indicated.


                                                                             AT DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                          1999                   1998                 1997
                                               ---------------------------------------------------------------------
                                                  AMORTIZED   ESTIMATED   AMORTIZED ESTIMATED  AMORTIZED ESTIMATED
                                                    COST      FAIR VALUE     COST   FAIR VALUE    COST   FAIR VALUE
                                                                         (dollars in thousands)
U.S. Treasury securities and other.............   $   6,710   $    6,587  $   1,676 $    1,672 $     705 $      708
                                                  =========   ==========  ========= ========== ========= ==========


         The contractual maturities of securities held to maturity at December 31, 1999 were as follows:


                                                                        HELD TO MATURITY
                                                                  -----------------------------
                                                                    AMORTIZED        ESTIMATED
                                                                       COST          FAIR VALUE
                                                                  -----------------------------
                                                                      (dollars in thousands)
Due in one year or less...................................        $        502        $    499
Due from one year through five years......................               6,208           6,088
                                                                  -----------------------------
Total.....................................................        $     6,710         $  6,587
                                                                  =============================


SOURCES OF FUNDS

GENERAL. Deposits, loan repayments and prepayments, proceeds from the sales of loans, cash flows generated from operations and Federal Reserve borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of checking accounts, money market accounts, passbook accounts and certificates of deposit. For the year ended December 31, 1999, core deposits constituted 64.2% of total average deposits. As of December 31, 1999, the average deposit account was $15,000. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are attracted primarily from individuals and small and medium-sized businesses.

The Company relies primarily on customer service, aggressive marketing and cross-selling to customers and prospects to attract and retain deposits. However, market interest rates and products, and rates offered by competing financial institutions significantly affect the Company's ability to grow and retain deposits.

Beginning in 2000, the Company began retaining the guaranteed portion of SBA loans. In order to fund these retained assets, the Company began a program of originating wholesale deposits with similar interest rate characterstics to the SBA guaranteed loans. While the Company intends to continue funding these loans using wholesale sources of funds, it is management's intent to expand its retail deposit base through the acquisition of branches of other institutions, or through the addition of de novo branches.

The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates for each category of deposits presented.


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------------------------
                                                   1999                          1998                                1997
                                      ----------------------------   ----------------------------    -------------------------------
                                                 PERCENT                       PERCENT OF                     PERCENT OF
                                                 OF TOTAL                         TOTAL                          TOTAL
                                      AVERAGE    AVERAGE   AVERAGE   AVERAGE     AVERAGE  AVERAGE    AVERAGE    AVERAGE     AVERAGE
                                      BALANCE    DEPOSITS   RATE     BALANCE    DEPOSITS   RATE      BALANCE    DEPOSITS      RATE
                                      -------    --------  -------   -------   ---------  -------    -------  ----------    -------
                                                    (dollars in thousands)
MMDA and NOW accounts..............   $ 52,295    37.80%    2.36%    $ 52,816    47.85%    3.22%     $ 41,818     47.38%      3.43%
Savings accounts...................     11,580     8.37     2.76       10,132     9.18     3.14        10,747     12.18       3.21
Non-interest-bearings accounts.....     24,999    18.07       --       18,265    16.55       --        14,673     16.63         --
Time deposits less than $100,000...     36,120    26.11     5.14       23,864    21.62     5.53        18,212     20.64       5.57
Time deposits of $100,000 or more..     13,349     9.65     5.01        5,303     4.80     5.46         2,795      3.17       5.69
                                      --------                       --------                        --------
Total average deposits.............   $138,343   100.00%    3.60%    $110,380   100.00%    3.29%     $ 88,245    100.00%      3.35%
                                      ========                       ========                        ========



The following table represents the deposit activity of the Bank for the periods indicated:


                                                                              FOR THE YEARS ENDED
                                                                                 DECEMBER 31,
                                                              --------------------------------------------------
                                                                    1999            1998             1997
                                                              --------------------------------------------------
                                                                            (dollars in thousands)
Net deposits.......................                                  $ 30,007        $ 24,259         $ 13,286
Interest credited on deposit accounts                                   3,970           3,518            2,908
                                                                     --------        --------         --------
Total increase (decrease) in deposit account                         $ 33,977        $ 27,777         $ 16,194
                                                                     ========        ========         ========


At December 31, 1999, the Bank had $17.4 million in time deposits in amounts of $100,000 or more, consisting of 169 accounts, maturing as follows:


                                                                                  WEIGHTED
                                                                                   AVERAGE
            MATURITY PERIOD                                 AMOUNT                  RATE
            ---------------                                 ------                  ----
                                                               (dollars in thousands)
            Three months or less................         $13,707                    5.13%
            Three to Six Months.................           1,440                    5.58%
            Six to Twelve Months................           1,667                    5.61%
            Over 12 months......................             631                    5.28%
                                                         -------
            Total...............................         $17,445
                                                         =======


EMPLOYEES

As of December 31, 1999, the Company had a total of 104 full-time employees and 11 part-time employees. The management of the Company believes that its employee relations are satisfactory.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Company on its deposits and its other borrowings and the interest rate received by the Company on loans extended to its customers and securities held in the Company's portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation has been recently signed into law that, among other things, repeals the statutory restrictions on affiliations between commercial banks and securities firms. See " Financial Modernization Legislation."

SUPERVISION AND REGULATION

The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

THE COMPANY

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

The Company is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

The Company's ability to engage in non-banking activities is also regulated by the Federal Reserve Board. See "Financial Modernization Legislation."

Under the Federal Reserve Board's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

The Company is subject to the periodic reporting requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended, and files certain reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (the "SEC").

THE BANK

The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Comptroller. If, as a result of an examination of a bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a bank's deposit insurance in the absence of action by the Comptroller and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or make prejudice the interest of its depositors. The Bank has never been subject to any such actions by the Comptroller or the FDIC.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law. Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital.

CAPITAL STANDARDS

The Federal Reserve Board and the Comptroller have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

For information concerning the capital ratios of the Company and the Bank, see
ITEM 6 of this report, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" as of December 31, 1999.


PROMPT CORRECTIVE ACTION

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized".

An insured depository institution generally will be classified in the following categories based on capital measures indicated below:


         "WELL CAPITALIZED"                            "ADEQUATELY CAPITALIZED"
         Total risk-based capital of 10%;              Total risk-based capital of 8%;
         Tier 1 risk-based capital of 6%; and          Tier 1 risk-based capital of 4%; and
         Leverage ratio of 5%.                         Leverage ratio of 4%.

         "UNDERCAPITALIZED"                            "SIGNIFICANTLY UNDERCAPITALIZED"
         Total risk-based capital less than 8%;        Total risk-based capital less than 6%;
         Tier 1 risk-based capital less than 4%; or    Tier 1 risk-based capital less than 3%; or
         Leverage ratio less than 4%.                  Leverage ratio less than 3%.

         "CRITICALLY UNDERCAPITALIZED"
         Tangible equity to total assets less than 2%.


An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized, or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced acquisition; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.

PREMIUMS FOR DEPOSIT INSURANCE

All deposits of the Bank are insured by the FDIC and are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based upon their relative risk as measured by regulatory capital ratios and certain other factors. The Bank pays an assessment of $0.0052 per $100 of deposits as a result of its "Well Capitalized" status.

FINANCIAL MODERNIZATION LEGISLATION

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, or ("GLB Act"), which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, permitting a qualifying holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "complementary to such financial activities. The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits various non-bank financial services providers to acquire banks by allowing bank holding companies to engage in activities such as securities underwriting, and underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or nonfinancial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institution must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating.

The GLB Act also reforms the regulatory framework of the financial services industry. Under the GLB Act, financial holding companies are subject to primary supervision by the Federal Reserve Board while current federal and state regulators of financial holding company regulated subsidiaries such as insurers, broker-dealers, and investment companies and banks generally retain their jurisdiction and authority. In order to implement its underlying purposes, the GLB Act preempts state laws restricting the establishment of financial affiliations authorized or permitted under the GLB Act, subject to specified exceptions for state insurance regulators. With regard to securities laws, the GLB Act removes the current blanket exemption for banks from the broker-dealer registration requirements under the Securities Exchange Act of 1934, amends the Investment Company Act of 1940 with respect to bank common trust fund and mutual fund activities, and amends the Investment Advisers Act of 1940 to require registration of banks that act as investment advisers for mutual funds.

The GLB Act also includes provisions concerning subsidiaries of national banks, permitting a national bank to engage in most financial activities through a financial subsidiary, provided that the bank and its depository institution affiliates are "well-capitalized" and "well-managed" and meet certain other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. With respect to subsidiaries of the state banks, new activities as "principal" would be limited to those permissible for a national bank financial subsidiary. The GLB Act requires a state bank with a financial subsidiary permitted under the GLB Act as well as its depository institution affiliates to be "well-capitalized," and also subjects the bank to the same capital, risk management and affiliate transaction rules as applicable to national banks. The provisions of the GLB Act relating to financial holding companies became effective 120 days after its enactment, or about March 15, 2000, excluding, the federal preemption provisions, which became effective on the date of enactment.

The GLB Act will likely increase competition in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

The Company currently meets all the requirements for financial holding company status. However, the Company does not expect to elect financial holding company status unless and until it intends to engage in any of the expanded activities under the GLB Act which require such status. Unless and until it elects such status, the Company will only be permitted to engage in non-banking activities that were permissible for bank holding companies as of the date of the enactment of the GLB Act.

COMMUNITY REINVESTMENT ACT

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding." "satisfactory," "needs to improve" or "substantial noncompliance." At its last examination by the Comptroller, the Bank received a CRA rating of "Satisfactory."

POTENTIAL ENFORCEMENT ACTIONS

The Company and/or the Bank may be subject to potential enforcement actions by the Comptroller, the Federal Reserve Board and the FDIC for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Neither the Company nor the Bank has ever been subject to any such enforcement action.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company occupies a permanent headquarters facility which is located at 130 West Fallbrook Street, Fallbrook, California. The purchase price for the headquarters was approximately $550,000 for the land, building and improvements. The building has approximately 4,000 square feet. The Bank also leases approximately 9,207 square feet in a building across the parking lot from its headquarters building. This extension houses certain of the Bank's administrative functions.

On March 24, 1997, the Bank relocated its Temecula branch office to 27541 Ynez Road, Temecula, California. The office contains approximately 6,338 square feet and is leased pursuant to a lease expiring in March 2007. On August 4, 1998, the Bank opened a branch office located at 1690 S. Melrose Drive, Vista, California. This office contains approximately 5,700 square feet and is leased pursuant to a lease expiring on June 3, 2008. The Bank also maintains loan production offices in leased premises at 14241 E. Firestone Boulevard, Suite 400, La Mirada, California; 1688 S. Melrose Drive, Suite 203, Vista; 333 City Blvd., Suite 1700, The City of Orange, California; 3535 Inland Empire Blvd., Ontario, California; and 112 Llewellyn Court, Folsom, California. The Bank also leases some additional office space in Fallbrook to house administrative and lending personnel. The branch offices and the additional offices are considered adequate for the Bank's current needs. The Bank's rental expense for 1999 was $433,000. See Note 13 of the Company's financial statements included in Item 7 of this Report for certain additional information concerning the amount of the Bank's lease commitments.

ITEM 3.  LEGAL PROCEEDINGS

The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Except as described in the next paragraph, the Bank is not a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Bank's business) and no such proceedings are known to be contemplated.

The Bank has been subject to a lawsuit by a former employee alleging, amongst other things, breach of contract and fraud. Trial commenced on July 19, 1999 in Riverside County Superior Court, with the jury rendering a verdict on August 2, 1999. The jury awarded compensatory damages of approximately $65,000, punitive damages of $750,000, court costs and legal fees. On October 26, 1999, the Superior Court ordered a new trial on punitive damages only unless the plaintiff consented to a reduction of the punitive damage award to $250,000. On November 4, 1999, the plaintiff consented to the punitive damage verdict of $250,000. The Bank has filed a notice of appeal in connection with the judgement. For the year ended December 31, 1999, the Company accrued $298,000 in connection with this verdict.

There are no other material proceedings adverse to the Bank to which any director, officer, affiliate of the Bank or 5% shareholder of the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Bank is a party, and none of the above persons has a material interest adverse to the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Prior to the Holding Company formation, the Bank's common stock was listed on the Nasdaq SmallCap Market under the symbol "FBRK." At the effective time of the Holding Company Formation on June 25, 1999, the Company's common stock became listed on the Nasdaq National Market under the symbol "CMBC."

The information in the following table indicates for each quarterly period during the last two years (i) the high and low closing sale prices of the Bank's common stock prior to the Holding Company Formation and (ii) the high and low closing sale prices of the Company's common stock after the Holding Company Formation. Prices do not include retail mark-ups, mark downs or commission. The information has been adjusted to reflect the 5% stock dividends in the fourth quarters of 1998 and 1999.


Quarter Ended                               Closing Prices
----------------------------------------------------------
1998                                        Low               High
---------------------------------------------------------------------------
March 31                                    $  7.823          $  8.844
June 30                                     $  6.803          $  8.844
September 30                                $  5.896          $  8.390
December 31                                 $  5.896          $  7.738



Quarter Ended                               Closing Prices
-----------------------------------------------------------
1999                                        Low               High
---------------------------------------------------------------------------
March 31                                    $  6.905          $  8.095
June 30                                     $  6.786          $  7.857
September 30                                $  6.667          $  8.095
December 31                                 $  5.000          $  7.738


HOLDERS

As of February 28, 2000, there were approximately 374 shareholders of record of the Company's common stock, and approximately 1,100 beneficial shareholders, including the shareholders of record. There are no other classes of common equity outstanding.

DIVIDENDS

The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the Delaware General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may dividend out of any surplus, and, if it has no surplus, out of any net profits for the fiscal year in which the dividend was declared or for the preceding fiscal year (provided that the payment will not reduce capital below the amount of capital represented by all classes of shares having a preference upon the distribution of assets).

The availability of operating funds for the Company and the ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the National Bank Act. In general, dividends may not be paid from any of the Bank's capital. Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. Additionally, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of such bank's net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-years in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared. The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Furthermore, the Comptroller also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

Additionally, bank regulatory agencies have authority to prohibit banks from engaging in activities that, in their respective opinions, constitute unsafe and unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the bank regulatory agencies could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the bank regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank may pay.

The following table sets forth the per share amount and month of payment for all quarterly cash dividends paid since January 1, 1998.


                  Month Paid                           Amount per Share
                  -----------------------------------------------------
                  January 1998                             $0.05
                  April 1998                               $0.05
                  July 1998                                $0.05


Effective with the third quarter of 1998, the Bank discontinued paying cash dividends to its shareholders in favor of retaining earnings for future growth. The Bank declared a five percent (5%) stock dividend to shareholders of record as of November 30, 1998, which was paid on December 11, 1998. Subsequent to the Holding Company Formation, the Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 1999, which was paid on November 30, 1999. Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's and the Bank's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.






ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

The Fallbrook National Bank ("the Bank") commenced operations in 1985 and has focused primarily on providing commercial banking products and services to small and mid-sized businesses in its primary market area. In the early
1990's the Bank began its SBA
lending program. The Bank is currently a "Preferred Lender" with the SBA and the 7th largest originator of SBA loans in California and 34th in the Nation based on loan originations for SBA 7A loans originated during the SBA's fiscal year ended September 30, 1999. In January 1996, the Board of Directors promoted Thomas E. Swanson to President of the Bank. Prior to Mr. Swanson's appointment, the Bank employed a no growth business strategy due to local market conditions, and did not engage in strategic planning. In 1996, Mr. Swanson began implementing changes designed to prepare the Bank for future growth. These changes included: (i) reorganizing the management structure; (ii) diversifying the Bank's profit centers; (iii) investing in infrastructure to support diversification and (iv) listing the common stock on Nasdaq.

On June 25, 1999, the Bank became the wholly owned subsidiary of Community Bancorp Inc. (the "Company") through a holding company reorganization, where each share of Bank stock was exchanged for a share of Company stock on a one for one basis. The reorganization was accounted for on a basis similar to the pooling of interest method, resulting in a tax free exchange. No additional equity was issued as part of this transaction. NOTE: In the consolidated financial statements and footnotes presented herein, references to the Bank are references to Fallbrook National Bank. References to the Company are references to Community Bancorp Inc. (including the Bank), except for periods prior to June 25, 1999, in which case, references to the Company are references to the Bank.

The Company's primary market area is northern San Diego County consisting of the communities of Fallbrook and Vista, and Southwestern Riverside County consisting of the community of Temecula. The populations of Fallbrook, Temecula and Vista are, 39,000, 47,000 and 80,000, respectively. The average household incomes for Fallbrook, Temecula and Vista are $42,000, $63,000 and, $61,000, respectively. The combined growth rate for the northern San Diego County and Southwestern Riverside Counties is approximately 4.5% per annum.

NEW STRATEGIC INITIATIVE. With the announcement of earnings for 1999, management announced that the Company is changing its strategy for future earnings and growth. This new strategy addresses the following areas:

-   Retain the guaranteed portion of SBA 7A loans
         Fund loan growth with core deposits and limited use of wholesale deposits
         Seek additional non-dilutive capital sources
         Reduce reliance on gain on sale of SBA loans - stabilizing earnings Expand the SBA lending operations through the addition of loan production offices
-   Focused geographic expansion of the financial services organization
         Open additional community banking offices
         Expand our e-commerce capabilties
         Add new services, including securities and investment products Enhance and expand existing core lending profit centers
- Improve profitability and efficiency by growing core earnings and controlling operating costs.

Management expects that the retention of the guaranteed portion of SBA 7A loans will result in a significant reduction in earnings for 2000 due to the lack of gain income from the sale of these loans. However, management expects that following 2000, net income will be significantly enhanced as the interest on these retained loans offsets the loss of gain income.

RESULTS OF OPERATIONS

NET INCOME

Net income was $1.6 million for the year ended December 31, 1999 compared to $1.3 million for the years ended December 31, 1998 and 1997. Basic earnings per share were $0.65, $0.53 and $0.51 for the years ended December 31, 1999, 1998 and 1997, respectively. Diluted earnings per share was $0.63, $0.52 and $0.49 for the years ended December 31, 1999, 1998 and 1997, respectively. Earnings per share for 1998 and 1997 have been adjusted for the effects of the stock dividends in 1998 and 1999. The Company incurred non-recurring expenses of $362,000 in 1999 due to the establishment of a $298,000 reserve for a lawsuit plus the cost of formation of the holding company, and in 1997 the Company incurred non-recurring expenses of $150,000 due to an attempted hostile takeover. Income increased in 1999 and 1998 due to growth in SBA lending and related gains from the sale of some of these loans in the secondary market, from growth in real estate construction lending, and from the Bank's mortgage brokerage operations. The Company's equity to assets ratio for the years ended December 31, 1999, 1998 and 1997 was 6.45%, 7.27% and 8.88%, respectively.

The return on average assets for the year ended December 31, 1999 was 1.02% compared with 1.04% for the year ended December 31, 1998 and 1.27% for the year ended December 31, 1997. The dividend payout ratio for the year ended December 31, 1998 was 18.22%, compared to 36.32% for the year ended December 31, 1997. There were no cash dividends paid in 1999. The decrease in the return on average assets from 1997 to 1998 was due to the 27% growth in total assets, which was part of the Company's strategic plan. The return on average equity was 15.32% for the year ended December 31, 1999 compared to 14.26% for the year ended December 31, 1998, and 14.34% for the year ended December 31, 1997.

Quarterly cash dividends of $0.05 per share were paid on January 2, April 1, and July 1, 1998 and on January 2, April 1, July 1, and October 1 in 1997. The Bank changed its dividend policy in 1998 as part of its strategic plan, discontinuing cash dividends in favor of retaining earnings to support internal growth.

INTEREST INCOME

NET INTEREST INCOME. Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference (the "interest rate spread") between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and nonaccrual loans are included as interest bearing loans for the purpose of this table.


                                                    FOR THE YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------
                                                1999                                1998
                                 ----------------------------------- ---------------------------------
                                  AVERAGE     INTEREST    AVERAGE     AVERAGE    INTEREST    AVERAGE
                                  BALANCE    EARNED/PAID RATE/YIELD   BALANCE   EARNED/PAID RATE/YIELD
                                 ----------- ----------- ----------- ---------- ----------- ----------
                                                         (dollars in thousands)
Average Assets:
Securities and time deposits
   at other Banks................ $  5,327   $      301       5.65%  $   1,904     $   108     5.67%
Federal funds sold...............    9,976          482       6.46      16,169         896     5.54
Loans:
   Commercial....................   53,404        5,128       9.60      42,551       4,657    10.94
   Real estate...................   62,393        6,350      10.18      45,747       4,878    10.66
   Consumer......................    6,129          564       9.20       4,014         414    10.31
                                  --------   ----------              ---------     -------
Total loans......................  121,926       12,042       9.88      92,312       9,949    10.78
                                  --------   ----------              ---------     -------
Total earning assets.............  137,229       12,825       9.35     110,385      10,953     9.92
Non earning assets...............   15,569                              10,868
                                  --------                           ---------
Total average assets............. $152,798                           $ 121,253
                                  ========                           =========

Average liabilities and
shareholders' equity:
Interest bearing deposits:
   Savings and interest bearing
     Accounts.................... $ 63,875   $    1,556       2.44   $  62,948     $ 2,015     3.20
   Time deposits ................   49,469        2,490       5.03      29,167       1,611     5.52
                                  --------                           ---------
Total interest bearing deposits..  113,344        4,046       3.57      92,115       3,626     3.94
Demand deposits..................   24,999           --         --      18,265          --       --
Other borrowings.................    2,822          235       8.33       1,120         114    10.18
                                  --------   ----------              ---------

Total  interest bearing
   liabilities...................  141,165        4,281       3.03     111,500       3,740     3.35
Accrued expenses and other
   liabilities...................    1,507                                 940
Net shareholders' equity.........   10,126                               8,813
                                  --------                           ---------
Total average liabilities and
   shareholders' equity.......... $152,798                           $ 121,253
                                  ========                           =========
Net interest rate spread.........                             6.32%                            6.57%
                                                              ====                             =====

Net interest income..............                  $8,544                          $ 7,213
                                                 ======                            =======
Net yield on interest-earning                                 6.23%                            6.53%
   assets........................                             ====                             =====





                                       FOR THE YEARS ENDED DECEMBER 31,
                                      ----------------------------------
                                                   1997
                                      ----------------------------------
                                      AVERAGE    INTEREST     AVERAGE
                                      BALANCE   EARNED/PAID  RATE/YIELD
                                      -------- ------------ ------------
Average Assets:
Securities and time deposits
   at other Banks................     $  1,846     $   100        5.42%
Federal funds sold...............       13,463         759        5.64
Loans:
   Commercial....................       34,818       3,776       10.84
   Real estate...................       35,389       3,943       11.14
   Consumer......................        3,605         382       10.60
                                       -------     -------
Total loans......................       73,812       8,101       10.98
                                       -------     -------
Total earning assets.............       89,121       8,960       10.05
Non earning assets...............        9,013
                                       -------
Total average assets.............      $98,134
                                       =======

Average liabilities and
shareholders' equity:
Interest bearing deposits:
   Savings and interest bearing
     Accounts....................      $54,098     $ 1,779        3.29
   Time deposits ................       19,474       1,174        6.03
                                       -------     -------
Total interest bearing deposits..       73,572       2,953        4.01
Demand deposits..................       14,673          --          --
Other borrowings.................          288          48       16.67
                                       -------     -------

Total  interest bearing
   liabilities...................       88,533       3,001        3.39
Accrued expenses and other
   liabilities...................          887
Net shareholders' equity.........        8,714
                                       -------
Total average liabilities and
   shareholders' equity..........      $98,134
                                       =======
Net interest rate spread.........                                 6.66%
                                                                  ====

Net interest income..............                  $ 5,959
                                                   =======
Net yield on interest-earning                                     6.69%
   assets........................                                 ====


The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in average volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old average volume); (iii) changes in rate-volume (change in rate multiplied by the change in average volume). Changes due to both rate and volume are allocated to rate.


                                                  1999 VS. 1998                                  1998 VS. 1997
                                  ---------------------------------------------- ----------------------------------------------
                                      VOLUME           RATE           TOTAL          VOLUME           RATE           TOTAL
                                  --------------- -------------  --------------- -------------- --------------- ---------------
                                                                     (dollars in thousands)
Earning assets:
Securities and time deposits at
    other Banks.................. $       194     $          (1) $           193 $            3 $             5 $             8
Federal funds sold...............        (343)              (71)            (414)           153             (16)            137
Loans:
    Commercial...................       1,187              (716)             471            839              42             881
    Real estate..................       1,774              (302)           1,472          1,154            (219)            935
    Consumer.....................         218               (68)             150             43             (11)             32
                                  --------------- -------------  --------------- -------------- --------------- ---------------
Total loans......................       3,179            (1,086)           2,093          2,036            (188)          1,848
                                  --------------- -------------  --------------- -------------- --------------- ---------------
Total earning assets.............       3,030            (1,158)           1,872          2,192            (199)          1,993

Interest bearing liabilities:
Interest bearing deposits:
     Savings and interest bearing
        Accounts.................          30              (489)            (459)           291             (55)            236
      Time deposits..............       1,121              (242)             879            584            (147)            437
                                  --------------- -------------  --------------- -------------- --------------- ---------------
Total interest bearing deposits..       1,151              (731)             420            875            (202)            673
Other borrowings.................         168               (47)             121            142             (76)             66
                                  --------------- -------------  --------------- -------------- --------------- ---------------
Total interest bearing
     liabilities.................       1,319              (778)             541          1,017            (278)            739
                                  --------------- -------------  --------------- -------------- --------------- ---------------
Change in net interest income.... $     1,711     $        (380) $         1,331 $        1,175 $            79 $         1,254
                                  =============== =============  =============== ============== =============== ===============


Interest income for the year ended December 31, 1999 increased to $12.8 million, compared to $11.0 million for the year ended December 31, 1998 and $9.0 million for the year ended December 31, 1997. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $137.2 million for the year ended December 31, 1999 compared to $110.4 million for the year ended December 31, 1998, and were $89.1 million for the year ended December 31, 1997. The yield on interest earning assets decreased to 9.35% for the year ended December 31, 1999 compared to 9.92% for the year ended December 31, 1998 and was 10.05% for the year ended December 31, 1997. The largest single component of interest earning assets was loans receivable, which had an average balance of $121.9 million with a yield of 9.88% for the year ended December 31, 1999, compared to $92.3 million with a yield of 10.78% for the year ended December 31, 1998 and $73.8 million with a yield of 10.98% for the year ended December 31, 1997. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company's strategic plan, including the addition of new loan production offices and a branch office in California and two new product lines.

Interest expense for the year ended December 31, 1999 increased to $4.3 million compared to $3.7 million for the year ended December 31, 1998, and was $3.0 million for the year ended December 31, 1997. This increase was due to an increase in average deposits and other borrowings. Average interest-bearing liabilities increased to $141.2 million for the year ended December 31, 1999 from $111.5 million for the year ended December 31, 1998 and were $88.5 million for the year ended December 31, 1997. The increase in interest expense reflects a change in the composition of interest-bearing liabilities, including the addition of borrowed funds at the holding company, combined with the increase in average interest-bearing liabilities, and was partially offset by a decline in the cost of funds. Average time deposits increased to $49.5 million with a cost of 5.03% for the year ended December 31, 1999 from $29.2 million with a cost of 5.52% for the year ended December 31, 1998, and were $19.5 million with a cost of 6.03% for the year ended December 31, 1997. Average borrowings increased to $2.8 million with a cost of 8.33%, from $1.1 million with a cost of 10.18% for the year ended December 31, 1998 and $288,000 with a cost of 16.67% for the year ended December 31, 1997. The increase in average borrowings when comparing 1998 to 1997 was the result of loans from another bank utilized to fund the Employee Stock Ownership Plan (the ESOP). During 1999, following the holding company reorganization, the Company borrowed $3.2 million from a correspondent bank, which it used to increase capital at the Bank.

NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN LOSSES

Net interest income before provision for estimated loan losses for the year ended December 31, 1999 was $8.5 million compared to $7.2 million for the year ended December 31, 1998 and was $6.0 million for the year ended December 31, 1997. This increase was primarily due to the increase in the average interest earning assets, partially offset by a decrease in the net interest margin. Average interest earning assets were $137.2 million with a net interest margin of 6.23% for the year ended December 31, 1999 compared to $110.4 million with a net interest margin of 6.53% for the year ended
December 31, 1998, and were $89.1 million with a margin of 6.69% for the year ended December 31, 1997. The decline in net interest margin reflects the change in the composition of liabilities, including the increased use of borrowed funds as a source of capital, combined with an increase in the use of certificates of deposit as a funding source.

PROVISION FOR ESTIMATED LOAN LOSSES

Net loans charged off totaled $50,000 for the year ended December 31, 1999 compared to $196,000 for the year ended December 31, 1998 and were $244,000 for the year ended December 31, 1997. Due to the reduction in net charge offs, offset by the growth in loans, the provision for loan losses totaled $385,000 for the year ended December 31, 1999, compared to $538,000 for the year ended December 31, 1998 and $490,000 for the year ended December 31, 1997. As a result of the increase in total loans outstanding, management increased the allowance for loan losses to $1,327,000 as of December 31, 1999 compared to $992,000 as of December 31, 1998 and $650,000 as of December 31, 1997. As of December 31, 1999 the allowance was 0.91% of total gross loans compared to 0.88% as of December 31, 1998 and 0.84% as of December 31, 1997. For the year ended December 31, 1999, net charge offs as a percentage of average loans outstanding was 0.04%, compared to 0.21% for the year ended December 31, 1998 and 0.33% for the year ended December 31, 1997. The allowance for loan losses as a percentage of nonaccrual loans was 73.36% as of December 31, 1999, compared to 102.37% as of December 31, 1998 and was 173.80% as of December 31, 1997. The reason for the large fluctuation between years is partly due to the small amount of nonaccrual loans used in the calculation, whereby a small increase or decrease in nonaccrual loans causing a significant change in the percentage.

OTHER OPERATING INCOME

Other operating income represents non-interest types of revenue and is comprised primarily of gains from the sale of loans, other fee income, income for servicing SBA loans, and service charges on deposit accounts. Other operating income was $5.6 million for the year ended December 31, 1999 compared to $3.9 million for the year ended December 31, 1998 and was $2.7 million for the year ended December 31, 1997. This represents an increase of $1.7 million, or 43.6% when comparing the years ended December 31, 1999 to 1998, which was mainly due to the sales of SBA loans, including guaranteed and unguaranteed portions.

A major portion of this income is generated through the sale of loans consisting of SBA loans and mortgage loans. During the year ended December 31, 1999 the Company originated $38.5 million in SBA government guaranteed loans compared to $33.3 million during the year ended December 31, 1998 and $36.4 million during the year ended December 31, 1997. The Company originated $23.6 million in mortgage loans during the year ended December 31, 1999 compared to $28.9 million during the year ended December 31, 1998 and none during the year ended December 31, 1997. During 1997 the Company brokered all of its mortgage loans without funding them directly. The Company sold approximately $37.6 million in SBA loans and $24.8 million in mortgage loans during the year ended December 31, 1999 compared to $25.3 million in SBA loans and $32.9 million in mortgage loans during the year ended December 31, 1998. These sales generated net gains on sale of approximately $3.6 million for the year ended December 31, 1999 compared to $2.2 million for the year ended December 31, 1998. Gains on sale of loans totaled $1.8 million for 1997. The new strategic initiative for 2000 calls for the retention of the guaranteed portion of SBA 7A loans, which will result in a significant decline in gains on sale of loans for 2000. See "New Strategic Initiative" in OVERVIEW section. The Company intends to continue to sell its mortgage loans in the future.

Other fee income totaled $1.2 million for the year ended December 31, 1999 compared to $870,000 for the year ended December 31, 1998 and $253,000 for the year ended December 31, 1997. This increase is directly related to the increase in other SBA non-guaranteed loan production and mortgage loan production as well as the additional volume of other types of loans.

Loan servicing fees, net, decreased to $321,000 for the year ended December 31, 1999 compared to $453,000 for the year ended December 31, 1998 and $406,000 for the year ended December 31, 1997. The Company and the industry experienced a significant increase in prepayments during the year ended December 31, 1999, compared to prior years, which resulted in a $742,000 write down of the servicing asset. The Company measures its servicing asset and Interest Only (the "IO") strips using industry prepayment speeds. The Company's SBA servicing for others increased to $92.2 million as of December 31, 1999 compared to $82.8 million as of December 31, 1998 and $67.8 million as of December 31, 1997.

Customer service charges increased to $404,000 in 1999 compared to $373,000 in 1998 and $316,000 in 1997. Total deposits in transaction accounts, including demand, savings and money market accounts, increased to $85.2 million as of December 31, 1999 compared to $83.3 million and $73.7 million as of December 31, 1998 and 1997, respectively.

OTHER OPERATING EXPENSES

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director/officer/employee expenses, office expenses, ESOP loan expense and other expenses are the major categories of other operating expenses. Other operating expenses, excluding non-recurring expenses, increased 29.9% to $10.9 million for the year ended December 31, 1999 compared to $8.4 million and $5.9 million for the years ended December 31, 1998 and 1997, respectively.

As a percentage of average assets these expenses, excluding non-recurring expenses, increased to 7.1% for the year ended December 31, 1999 compared to 6.9% for the year ended December 31, 1998 and 7.1% for the year ended December 31, 1997. The majority of the cost increases can be attributed to loan production and to the Company's growing balance sheet. Salary and benefit expenses increased 27.3% to $6.0 million for the year ended December 31, 1999 compared to $4.7 million for the year ended December 31, 1998, and were $3.0 million for the year ended December 31, 1997. Much of the salary and benefit expense increases were related to sales incentives paid to business development employees. During 1998, the Company opened its Vista Office adding both operations personnel and commercial lenders. Furthermore, the Company added Loan Production Offices (the LPOs) in Los Angeles, and Sacramento, California. In addition, the Company established two new product lines, Aircraft lending and Business Manager (an accounts receivable financing program). As of December 31, 1999, the Company had 104 full time employees and 11 part time employees, compared to 98 full time employees and 9 part time employees as of December 31, 1998.

Occupancy, telephone, premises and equipment, data processing, professional services, director/officer/employee expenses, office expenses, ESOP loan expense and other expenses increased to $854,000, $266,000, $508,000, $761,000, $667,000, $410,000, $357,000, $204,000 and $654,000, respectively, for the year ended December 31, 1999. This compares to $604,000, $175,000, $351,000, $606,000, $512,000, $362,000, $325,000, $170,000 and $195,000 for
the year ended December 31, 1998 and were $308,000, $124,000, $230,000,
$491,000, $601,000, $290,000, $261,000, $32,000 and $247,000 for the year ended December 31, 1997. The increases in these operating expenses are a direct result of the implementation of the Company's strategic plan, including the addition of the new branch, two new LPOs and the new product lines. Marketing and promotions decreased to $230,000 for the year ended December 31, 1999, compared to $389,000 and $261,000 for the years ended December 31, 1998 and 1997, respectively.

Non-recurring expenses were incurred during the years ended December 31, 1999 and 1997. No non-recurring expenses were incurred during 1998. During 1999, the Company accrued $298,000 for a lawsuit, which is currently under appeal. In addition, $64,000 was expensed during 1999 in connection with the formation of the holding company. During 1997, $150,000 was expended in connection with an attempted hostile takeover.

PROVISION FOR INCOME TAXES

The effective income tax rate was 36.7%, 41.3% and 43.1% for the years ended December 31, 1999, 1998 and 1997, respectively. Provisions for income taxes totaled $900,000, $885,000 and $948,000 for the years ended December 31, 1999, 1998 and 1997, respectively. See Footnote 10 of the consolidated Financial Statements for additional information.

FINANCIAL CONDITION

GENERAL

The improvement in the Southern California economy in 1999 and 1998 and the community bank sales opportunities created by the large banks' continued industry consolidation are reflected in the growth of the Company's balance sheet in 1999. In 1999 the Company attracted quality customers from the larger banks because of the higher level of personalized service offered by community banks. As of December 31, 1999 total assets increased 29% to

$175.8 million compared to $136.2 million as of December 31, 1998. Gross loans increased to $145.7 million as of December 31, 1999, or 29%, compared to $112.6 million as of December 31, 1998.

Deposits grew to $158.1 million, or 27%, as of December 31, 1999 compared to $124.2 million as of December 31, 1998. Federal funds sold decreased to $6.9 million, or 33%, as of December 31, 1999 compared to $10.3 million as of December 31, 1998. The decrease in Federal funds was due to the additional 1999 loan demand.

Shareholders' equity increased to $11.3 million, or 19%, as of December 31, 1999 compared to $9.5 million as of December 31, 1998. Please refer to the capital section of this discussion for further information.

INVESTMENTS

The Company's investment portfolio consists primarily of certificates of deposit with other financial institutions, US Treasury and agency securities and overnight investments in the Federal Funds market. As of December 31, 1999 and 1998, certificates of deposit with other financial institutions were $800,000, of which $500,000 are securing the Employee Stock Ownership Plan
(ESOP) loan from another California bank which is funding the Company's ESOP. As of December 31, 1999 the Company held $6,710,000 in US Government agency and other securities compared to $776,000 as of December 31, 1998. The Company held $900,000 in US Treasury securities as of December 31, 1998, and there were no US Treasury securities at the end of 1999. Of these securities, $3.2 million were held as collateral for public funds, treasury, tax and loan deposits, and for other purposes at December 31, 1999. Average Federal Funds sold for the year ended December 31, 1999 was $10.0 million compared to $16.2 million for the year ended December 31, 1998.

LOANS

Loan balances, net of the allowance for loan losses, increased to $144.2 million as of December 31, 1999 compared to $108.7 million as of December 31, 1998. A healthy loan demand resulted in a 31.4% increase in construction lending, a 53.3% increase in loans secured by one- to four family residences, a 9.8% increase in commercial and multi-family real estate lending, a 30.3% increase in home equity lines of credit, a 51.5% increase in consumer loans and a 184.9% increase in loans secured by aircraft. The large increase in aircraft lending is due to 1999 being the first full year of operation for the aircraft lending department, while all of the other lending areas grew due to the expansion of the Company's core lending businesses. The servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Company was $92.2 million as of December 31, 1999 compared to $82.8 million as of December 31, 1998.

NONPERFORMING ASSETS. Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). Nonperforming loans are those loans which have: (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under the Company's asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on nonaccrual status.

         The following table sets forth the Company's nonperforming assets at the dates indicated:


                                                                                  AT DECEMBER 31,
                                                                          1999         1998         1997
                                                                      ----------------------------------------
                                                                                (dollars in thousands)
            Nonaccrual loans..........................................$  1,809     $    969       $    374
            Troubled debt restructurings..............................       -          723            727
            Loans contractually past due 90 days or more with respect
                 to either principal or interest and still accruing
                 interest.............................................       -          203              -
                                                                      --------     ---------      --------
                 Total nonperforming loans............................   1,809        1,895          1,101
            Other real estate owned...................................       -            -              -
                                                                      --------     ---------      --------
            Total nonperforming assets..............................  $  1,809     $  1,895       $  1,101
                                                                      ========     =========      ========
            Government guaranteed portion of non-performing loans     $  1,395     $    293       $    103
            Allowance for loan losses.................................$  1,327     $    992       $    650
            Allowance for loan losses to total gross loans............    0.91%        0.88%          0.84%
            Allowance for loan losses to nonaccrual assets............   73.36       102.37         173.80
            Allowance for loan losses to nonperforming loans..........   73.36        52.35          59.04
            Allowance for loan losses to nonperforming loans, net of
            govt guarantees...........................................  320.53        61.92          65.13
            Allowance for loan losses to nonperforming assets.........   73.36        52.35          59.04
            Total nonperforming assets to total assets................    1.03         1.39           1.03
            Total nonperforming loans to total gross loans............    1.24%        1.68%          1.42%


NONACCRUAL LOANS. Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. As of December 31, 1999 and 1998, all impaired or nonaccrual loans were collateral-dependent. The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of December 31, 1999, the Company had eight loans on nonaccrual status, totaling $1,809,000. Of this total, $1,395,000 is guaranteed by the government. The Company had four loans on nonaccrual status as of December 31, 1998, totaling $969,000. Of this total $293,000 is guaranteed by the SBA. As of December 31, 1997 the Company had three loans on nonaccrual status, totaling $374,000 with $103,000 guaranteed by the SBA. Interest income that would have been recorded on loans on nonaccrual status, under the original terms of such loans, would have totaled $74,000 for the year ended December 31, 1999, $49,000 for 1998 and $30,000 for 1997.

CLASSIFIED ASSETS. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of "substandard," "doubtful," or "loss" and include non-performing loans. Each classified loan is monitored monthly. Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and REO) at December 31, 1999 and 1998 were $3.8 million and $3.9 million, respectively.


RISK MANAGEMENT. The investment of the Company's funds is primarily in loans where a greater degree of risk is normally assumed than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of the borrowers are an integral part in the maintenance of a high level of quality in the total assets of the Company. Net loan charge-offs for the year ended December 31, 1999 were $50,000, or 0.04% of average gross loans outstanding, compared to $196,000, or 0.21% of average gross loans outstanding, for the year ended December 31, 1998. The decrease was due, in part, to continued refinements in the loan review process, combined with a strong economy.

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

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon judgments which differ from those of management.

The following table sets forth information regarding the Bank's allowance for loan losses at the dates and for the periods indicated:


                                                                        AT OR FOR THE YEARS
                                                                          ENDED DECEMBER 31,
                                                     ----------------------------------------------------------
                                                             1999                1998              1997
                                                     -----------------  -------------------  ------------------
                                                                      (dollars in thousands)
Balance at beginning of period...................             $992                 $650           $404
Chargeoffs:
     Real estate loans:
         One- to four- family....................                -                   85            134
         Commercial..............................               67                  127            136
     Consumer....................................                5                    4              6
                                                      -----------------  -------------------  ------------------
         Total chargeoffs........................               72                  216            276
Recoveries:
     Real estate loans:
         One- to four-family.....................                -                    -             32
         Commercial..............................               21                    9              -
     Consumer....................................                1                   11              -
                                                     -----------------  -------------------  ------------------
                Total recoveries.................               22                   20             32
                                                     -----------------  -------------------  ------------------
Net chargeoffs...................................               50                  196            244
Provision for loan losses........................              385                  538            490
                                                     -----------------  -------------------  ------------------
Balance at end of period.........................           $1,327                 $992           $650
                                                     =================  ===================  ==================
Net charge offs to average loans.................             0.04%                0.21%          0.33%


As of December 31, 1999 the balance in the allowance for loan losses was $1,327,000 compared to $992,000 as of December 31, 1998. As a percentage of gross loans, the allowance was 0.91% as of December 31, 1999, and 0.88% as of December 31, 1998. During the year ended December 31, 1999 management charged off $50,000 (net of recoveries) to the allowance while it provided $385,000 to the provision for loan losses. During the year ended December 31, 1998 management charged off $196,000 (net of recoveries) and provided $538,000 to the provision for loan losses. Management believes the allowance at December 31, 1999 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

Nonaccrual loans, net of the government guaranteed portion, decreased to $414,000 or 0.28% of total gross loans as of December 31, 1999 compared to $676,000 or 0.60% of total loans as of December 31, 1998. As of December 31, 1999 and 1998, the Company had no other real estate owned properties.

         The following table sets forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                                  AT DECEMBER 31,
                                                     1999                                    1998
                              ---------------------------------------------------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                                              PERCENT OF                                  PERCENT OF
                                                PERCENT OF     LOANS IN                    PERCENT OF      LOANS IN
                                                ALLOWANCE        EACH                      ALLOWANCE         EACH
                                                 TO TOTAL     CATEGORY TO                   TO TOTAL      CATEGORY TO
                                    AMOUNT      ALLOWANCE     TOTAL LOANS      AMOUNT      ALLOWANCE      TOTAL LOANS
Commercial loans..........               $ 83       6.25%          7.59%           $ 127      12.85%         12.00%
Real estate:
   Construction Loans.....                319      24.04          17.28              132      13.33          18.68
   Secured by one-to four-
       family Residential
       properties........                 164      12.36          10.15              167      16.81          12.51
    Secured by commercial
       properties........                 494      37.23          59.05              418      42.13          49.54
Consumer:
    Home equity lines of
       credit............                 163      12.28           1.83               74       7.46           1.80
    Other................                 104       7.84           4.10               74       7.42           5.47
                                       ------                                      -----
Total Allowance                        $1,327     100.00%        100.00%           $ 992     100.00%        100.00%
                                       ======                                      =====



OTHER ASSETS

Premises and equipment, accrued interest and other assets, servicing assets, net and the interest only strip, are the four major components of other assets. Premises and equipment decreased to $2.4 million, or 4.0% as of December 31, 1999 compared to $2.5 million as of December 31, 1998.

Accrued interest and other assets increased to $3.0 million, or 7.1%, as of December 31, 1999 compared to $2.8 million as of December 31, 1998. The major component of accrued interest and other assets is interest accrued and not yet received on loans.

Servicing asset, net, decreased to $1.8 million as of December 31, 1999, compared to $2.2 million as of December 31, 1998. The valuation of the servicing asset reflects estimates as to the expected life of the underlying loans which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them, which may result in higher prepayment rates. Beginning January 1, 1998, the Company increased its estimated constant prepayment rate on all new originations to 15%. Management periodically evaluates the servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceeds their fair value. For the years ended December 31, 1998 and 1997, the Company measured impairment on a loan by loan basis. See the footnotes to the financial statements, found elsewhere in this report, for further information on servicing assets.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strip. Interest-only strip decreased to $551,000 as of December 31, 1999, compared to $763,000 as of December 31, 1998.

DEPOSITS AND BORROWINGS

Total deposits increased 27.3% to $158.1 million as of December 31,1999 compared to $124.2 million as of December 31, 1998. Interest bearing and non-interest bearing deposits increased to $129.8 million and $28.3 million, respectively, as of December 31, 1999 compared to $102.9 million and $21.3 million, respectively, as of December 31, 1998.

The ability of the Company to meet the demand for loans as they arise, together with the normal withdrawal requests of depositors, requires that an adequate level of liquidity be maintained. Historically, the Company has used overnight investments in Federal Funds and other short-term investments to assure that these requirements are met. Additionally, the Bank has obtained a $4.0 million line of credit with another bank to cover exceptional demands for funds that may occur. During 1999, the average balance outstanding on this line of credit was $25,000. This line of credit was not used during 1998. See the footnotes to the financial statements, found elsewhere in this report, for further information on borrowings.

INTEREST RATE SENSITIVITY AND LIQUIDITY

The Company closely follows the maturities and repricing opportunities of both assets and liabilities to reduce gaps in interest spreads. An analysis is performed periodically for all major balance sheet items to determine the various interest sensitivity gaps that exist. In general, the Company is liability sensitive, meaning that when interest rates change assets (loans) will reprice slower than short-term liabilities (deposits). Therefore, lower interest rates improve short-term profits and lower rates increase short-term profits. Currently, management's analysis indicates that the Company's asset sensitive position would not materially affect income for interest rate changes of less than one percent in one year.

The following table presents the Bank's contractual GAP position at December 31, 1999 and 1998.


                                              CONTRACTUAL GAP POSITION AS OF DECEMBER 31, 1999(1):

                                                                                                  TOTAL
                                              2000         2001-2002  2003-2004    THEREAFTER     BALANCE
                                         -----------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST SENSITIVE ASSETS:
LOANS RECEIVABLE:
Adjustable rate loans, gross                 $ 85,823      $    550    $    259   $     430     $  87,062
Fixed rate loans, gross(2)                      6,501         3,982       9,740      36,600        56,823
Investment securities held-to-maturity            502         3,244       2,957           -         6,703
Federal funds sold                              6,877             -           -           -         6,877
Other investments                                 800             -           -           -           800
                                         -----------------------------------------------------------------
Total interest sensitive assets              $100,503      $  7,776    $ 12,956    $ 37,030     $ 158,265
                                         =================================================================

INTEREST SENSITIVE LIABILITIES
 DEPOSITS:
  Non-interest bearing                              -             -           -      28,337        28,337
  Interest bearing                            124,680         4,808         307           -       129,795
  Other Borrowings                                204         3,583         184                     3,971
                                         -----------------------------------------------------------------
Total interest sensitive liabilities         $124,884      $  8,391    $    491    $ 28,337     $ 162,103
                                         =================================================================
GAP Analysis
Interest rate sensitivity gap                $(24,381)     $   (615)   $ 12,465    $  8,693     $  (3,838)
Gap as % of total interest sensitive          (15.41%)        (0.39%)      7.88%       5.49%        (2.43%)
assets
Cumulative interest rate sensitivity gap     $(24,381)     $ (24,996)  $(12,531)   $ (3,838)    $  (3,838)
Cumulative gap as % of total assets
   interest sensitive assets                   (15.41%)      (15.79%)     (7.92%)     (2.43%)       (2.43%)


The Company closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of December 31, 1999 liquid assets as a percentage of deposits were 12.1% compared to 13.4% in 1998.

--------
1 Fixed rate loans and time deposits are assumed to mature on their contractual maturity date, and no adjustments have been assumed for historical prepayment experience. The actual maturities of these instruments could vary substantially if future prepayments differ from the Bank's assumptions.

2 Nonaccrual loans are included as fixed rate loans with a maturity of one year or less for purposes of this table.

                           CONTRACTUAL GAP POSITION AS OF DECEMBER 31, 1998(1):

                                                                                            TOTAL
                                                 1999     2000-2001   2002-2003 THEREAFTER  BALANCE
                                         -----------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
INTEREST SENSITIVE ASSETS:
LOANS RECEIVABLE:
Adjustable rate loans, gross                 $ 80,065      $    369     $     -    $      -     $  80,434
Fixed rate loans, gross(2)                      6,831         2,680       5,416      17,276        32,203
Investment securities held-to-maturity            900           776           -           -         1,676
Federal funds sold                             10,250             -           -           -        10,250
Other investments                                 800             -           -           -           800
                                         -----------------------------------------------------------------
Total interest sensitive assets              $ 98,846      $  3,825     $ 5,416    $ 17,276     $ 125,363
                                         =================================================================

INTEREST SENSITIVE LIABILITIES
 DEPOSITS:
  Non-interest bearing                              -             -           -      21,286        21,286
  Interest bearing                             98,313         4,341         215           -       102,869
  Other Borrowings                                192           384         384          40         1,000
                                         -----------------------------------------------------------------
Total interest sensitive liabilities         $ 98,505      $  4,725     $   599    $ 21,326     $ 125,155
                                         =================================================================
GAP Analysis
Interest rate sensitivity gap                $    341      $   (900)    $ 4,817    $ (4,050)    $     208
Gap as % of total interest sensitive
  assets                                         0.27%        (0.72)%      3.84%      (3.23)%        0.17%
Cumulative interest rate sensitivity gap     $    341      $   (559)    $ 4,258    $    208     $     208

Cumulative gap as % of total assets
   interest sensitive assets                     0.27%        (0.45)%      3.40%       0.17%         0.17%


The Company closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of December 31, 1999 liquid assets as a percentage of deposits were 12.1% compared to 13.4% in 1998.



--------
(1) Fixed rate loans and time deposits are assumed to mature on their contractual maturity date, and no adjustments have been assumed for historical prepayment experience. The actual maturities of these instruments could vary substantially if future prepayments differ from the Bank's assumptions.

(2) Nonaccrual loans are included as fixed rate loans with a maturity of one year or less for purposes of this table.

CAPITAL

The Company's capital increased 19% to $11.3 million as of December 31, 1999 compared to $9.5 million as of December 31, 1998. In 1997, the Company implemented an Employee Stock Ownership Plan which was funded with borrowings of $1,000,000 that year. In 1998, an additional loan advance of $200,000 was taken, which was subsequently paid during the same year. As of December 31, 1999 the indebtedness of the ESOP in the amount of $796,000 is shown as a deduction from shareholders' equity. In future years capital will be increased as the unearned ESOP contributions are made by the Company. During the years ended December 31, 1999 and 1998, the Company repaid principal totaling $204,000 and $170,000, respectively, and is planning to contribute approximately $192,000 annually to this program.

As part of the Company's strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. The Company paid $229,000 in dividends prior to this change in dividend policy during the year ended December 31, 1998. A 5% stock dividend was declared and paid to shareholders of record as of November 30, 1998, and an additional 5% stock dividend was declared and paid to shareholders of record as of November 15, 1999.

At the end of 1999, all Bank capital ratios were above all current Federal capital guidelines for a "well-capitalized" bank. During 1999, the Bank increased its capital through the formation of a holding company, which borrowed money from a correspondent lending institution and invested $3.0 million of that money in the Bank, improving the Bank's capital ratios. As of December 31, 1999 the regulatory total capital to risk-weighted assets ratio was 10.87% compared to 8.86% as of December 31, 1998. The regulatory tier 1 capital to risk-weighted assets ratio was 9.94% as of December 31, 1999 compared to 7.98% as of December 31, 1998. The regulatory tier 1 capital to average assets ratio was 8.50% as of December 31, 1999 compared to 6.61% as of December 31, 1998.

As of December 31, 1999, the Company capital ratios were above all current Federal capital guidelines for capital adequacy purposes. As of December 31, 1999, the Company's regulatory total capital to risk-weighted assets ratio was 8.71%. The regulatory tier 1 capital to risk-weighted assets ratio was 7.78% as of December 31, 1999, and the tier 1 capital to average assets ratio was 6.67%.

The Company's strategic plan addresses the future capital needs of the Company through increasing retained earnings and potential sources of additional capital such as debt which qualifies for regulatory capital, or additional equity offerings. Management estimates that it will need to raise additional regulatory capital in order to execute the Company's new strategic initiative. Management will seek between $7.0 and $10.0 million (of which a portion will be tier 1 Capital) in a form of regulatory capital which is non-dilutive to current shareholders. See "New Strategic Initiative" for further information.

YEAR 2000 ISSUES

Year 2000 expenditures during 1999 were approximately $60,000. At this time based on the assessments and testing to date, the Company does not foresee any Year 2000 issues that would materially impair the Company's ability to conduct business.

There were no material adverse effects of the Year 2000 transition.

NOTE

Certain statements contained in this report, including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company's business, and other factors referenced in this report. Given these uncertainties, shareholders are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

ITEM 7.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(dollars in thousands, except share and per share amounts)


ASSETS                                                                                         1999                        1998
                                                                               ------------------------------------------------
Cash and cash equivalents                                                      $             15,376        $             16,314
Interest bearing deposits in financial institutions                                             800                         800
Federal Reserve Bank stock                                                                      253                         132
Investment securities held-to-maturity, at amortized cost; estimated
fair value of $6,587 (1999) and $1,672  (1998)                                                6,710                       1,676

Loans held for investment                                                                   142,667                     103,101
  Less allowance for loan losses                                                             (1,327)                       (992)
                                                                               --------------------        --------------------
       NET LOANS HELD FOR INVESTMENT                                                        141,340                     102,109
Loans held for sale                                                                           2,854                       6,600
Premises and equipment, net                                                                   2,392                       2,460
Accrued interest and other assets                                                             2,957                       2,805
Deferred tax asset                                                                              744                         377
Servicing asset, net                                                                          1,796                       2,187
Interest-only strip, at fair value                                                              551                         763
                                                                               --------------------        --------------------

       TOTAL ASSETS                                                            $            175,773        $            136,223
                                                                               ====================        ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS
      Interest bearing                                                         $            129,795        $            102,869
      Non-interest bearing                                                                   28,337                      21,286
                                                                               --------------------        --------------------

        TOTAL DEPOSITS                                                                      158,132                     124,155

Other Borrowings                                                                              3,971                       1,000
Accrued expenses and other liabilities                                                        2,333                       1,522
                                                                               --------------------        --------------------

       TOTAL LIABILITIES                                                                    164,436                     126,677

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY
  Common stock, $ .625 par value;
   authorized 10,000,000 shares,
   issued and outstanding, 2,537,000 at December 31, 1999 and
   2,407,000 at December 31, 1998                                                             1,585                       1,505
Additional paid-in capital                                                                    4,713                       3,856
Unearned ESOP contribution                                                                     (796)                     (1,000)
Retained earnings                                                                             5,835                       5,185
                                                                               --------------------        --------------------


       TOTAL SHAREHOLDERS' EQUITY                                                            11,337                       9,546
                                                                               --------------------        --------------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $            175,773        $            136,223
                                                                               ====================        ====================


See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands, except per share amounts)


                                                                                      1999          1998        1997
                                                                              ----------------------------------------
Interest Income:
   Interst and fees on loans                                                         $ 12,042     $ 9,949     $ 8,101
   Interest on cash equivalents                                                           482         896         759
   Interest on interest bearing deposits in financial institutions                         39          42          30
   Interest on investment securities                                                      262          66          70
                                                                                     --------     -------     -------
     Total interest income                                                             12,825      10,953       8,960

Interest Expense
   Interest expense - deposits                                                          4,046       3,626       2,953
   Interest expense - other borrowed money                                                235         114          48
                                                                                     --------     -------     -------
     Total interest expense                                                             4,281       3,740       3,001

Net interest income before provision for loan losses                                    8,544       7,213       5,959

Provision for loan losses                                                                 385         538         490

Net interest income after provision for loan losses                                     8,159       6,675       5,469
                                                                                     --------     -------     -------
Other operating income:
   Customer service charges                                                               404         373         316
   Other fee income                                                                     1,220         870         253
   Net gain on sale of loans                                                            3,631       2,181       1,770
   Loan servicing fees, net                                                               321         453         406
                                                                                     --------     -------     -------
     Total other operating income                                                       5,576       3,877       2,745

Other operating expenses:
   Salaries and employee benefits                                                       6,011       4,721       3,021
   Occupancy                                                                              854         604         308
   Telephone                                                                              266         175         124
   Premises and equipment                                                                 508         351         230
   Marketing and promotions                                                               230         389         261
   Data processing                                                                        761         606         491
   Professional services                                                                  667         512         601
   Director, officer and employee expenses                                                410         362         290
   Office expenses                                                                        357         325         261
   ESOP loan expense                                                                      204         170          32
   Other non-recurring expenses                                                           362           -         150
   Other expenses                                                                         654         195         247
                                                                                     --------     -------     -------
     Total other operating expenses                                                    11,284       8,410       6,016
                                                                                     --------     -------     -------
Income before taxes                                                                     2,451       2,142       2,198

Income taxes                                                                              900         885         948
                                                                                     --------     -------     -------
NET INCOME                                                                           $  1,551     $ 1,257     $ 1,250
                                                                                     ========     =======     =======
COMPREHENSIVE INCOME                                                                 $  1,551     $ 1,257     $ 1,250
                                                                                     ========     =======     =======
BASIC EARNINGS PER SHARE                                                             $   0.65     $  0.53     $  0.51
                                                                                     ========     =======     =======
Diluted earnings per share                                                           $   0.63     $  0.52     $  0.49
                                                                                     ========     =======     =======



See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(dollars in thousands)


                                                                          Additional       Unearned
                                                  Common Stock             Paid-In            ESOP    Retained
                                                 Shares       Amount       Capital       Contribution Earnings     Total
                                            -----------------------------------------------------------------------------
 Balance at December 31, 1996                  2,264,000     $ 1,415       $ 2,900         $    -    $ 4,277     $ 8,592
 Dividends paid
      ($.05 per share, quarterly)                      -           -             -              -       (454)       (454)
 Options exercised                                20,000          13            72              -          -          85
Unearned contributions to ESOP                         -           -             -         (1,000)         -      (1,000)
 Net income                                            -           -             -              -      1,250       1,250
                                            -----------------------------------------------------------------------------
 Balance at December 31, 1997                  2,284,000       1,428         2,972         (1,000)     5,073       8,473
                                            -----------------------------------------------------------------------------
 Dividends paid
      ($.05 per share,  2 quarters only)               -           -             -              -       (229)       (229)
 Options exercised                                 8,000           6            39              -          -          45
 Stock dividend (5% of outstanding)              115,000          71           845              -       (916)          -
 Unearned contributions to ESOP                        -           -             -           (200)         -        (200)
 Allocation of contributions to ESOP                   -           -             -            200          -         200
 Net income                                            -           -             -              -      1,257       1,257
                                            -----------------------------------------------------------------------------
 Balance at December 31, 1998                  2,407,000       1,505         3,856         (1,000)     5,185       9,546
                                            -----------------------------------------------------------------------------
 Options exercised                                 9,000           6            30              -          -          36
 Stock dividend (5% of outstanding)              121,000          74           827              -       (901)          -
 Allocation of contributions to ESOP                   -           -             -            204          -         204
 Net income                                            -           -             -              -      1,551       1,551
                                            =============================================================================
 Balance at December 31, 1999                  2,537,000     $ 1,585       $ 4,713         $ (796)   $ 5,835     $11,337
                                            =============================================================================



See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
(dollars in thousands)


                                                                                  1999        1998         1997
                                                                               -------------------------------------
Cash flows from operating activities:
  Net income                                                                     $   1,551   $   1,257    $   1,250
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                      657         737          456
    Provision for loan losses                                                          385         538          490
    Net gain on sale of loans                                                       (3,631)     (2,181)      (1,770)
    Gain on sale of other real estate owned                                            (93)        (58)           -
    Deferred income taxes                                                             (367)       (221)         (35)
    Loans originated for sale                                                      (42,328)    (60,751)     (27,341)
    Net decrease (increase) in interest only strip                                     212          (9)        (266)
    Capitalization of servicing asset                                                 (472)       (344)        (881)
    Amortization of servicing asset                                                    121         286          163
    Writedown of servicing asset                                                       742           -            -
    Proceeds from sale of loans                                                     63,840      60,699       26,250
    Decrease/(increase) in accrued interest and other assets                          (101)         10         (241)
    Increase in accrued expenses and other liabilities                                 811         404          177
                                                                                 ---------   ---------    ---------

         Net cash provided by (used in) operating activities                        21,327         367       (1,748)
                                                                                 ---------   ---------    ---------

Cash flows from investing activities:
  Net increase in loans                                                            (54,232)    (33,784)      (6,445)
  Net maturities of (additions to) interest bearing deposits                             -           -         (204)
  Maturities of securities held-to-maturity                                          1,401           -        1,200
  Purchases of securities held-to-maturity                                          (6,435)       (973)      (1,199)
  Purchases of Federal Reserve Bank stock                                             (121)          -           (3)
  Proceeds from sale of other real estate owned                                        610         258          437
  Net additions to premises and equipment                                             (472)     (1,117)        (669)
                                                                                 ---------   ---------    ---------

         Net cash used in investing activities                                     (59,249)    (35,616)      (6,883)
                                                                                 ---------   ---------    ---------

Cash flows from financing activities:
  Net increase in deposits:
    Interest bearing                                                                26,926      22,768       14,241
    Non-interest bearing                                                             7,051       5,009        1,953
  Exercise of stock options                                                             36          45           85
  Cash dividends paid                                                                    -        (229)        (454)
  Repayment of other borrowings                                                       (204)       (200)           -
  Proceeds from other borrowings                                                     3,175         200        1,000
  Advances to ESOP                                                                       -           -       (1,000)
                                                                                 ---------   ---------    ---------

         Net cash provided by financing activities                                  36,984      27,593       15,825
                                                                                 ---------   ---------    ---------

         Net increase (decrease) in cash and cash equivalents                         (938)     (7,656)       7,194

Cash and cash equivalents at beginning of year                                      16,314      23,970       16,776
                                                                                 ---------   ---------    ---------

Cash and cash equivalents at end of year                                         $  15,376   $  16,314    $  23,970
                                                                                 =========   =========    =========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest                                                                     $  3,934    $   3,622    $   2,908
                                                                                 =========   =========    =========

    Income Taxes                                                                 $  1,765    $     818    $     921
                                                                                 =========   =========    =========

Supplemental disclosure of noncash investing activities:
  Loans transferred to other real estate owned                                   $    517    $     742    $     346
                                                                                 =========   =========    =========

  Loans to facilitate the sale of other real estate owned                        $      -    $     542   $     145
                                                                                 =========   =========    =========

  Loans held for investment transferred to held for sale                         $  16,290   $       -    $      -
                                                                                 =========   =========    =========



See accompanying notes to financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiary, Fallbrook National Bank (the "Bank")(collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

Community Bancorp Inc. is a bank holding company, incorporated in the state of Delaware, that was organized for the purpose of acquiring all the capital stock of the Bank through a holding company reorganization (the "Reorganization") of the Bank, which was consummated on June 25, 1999. The Reorganization was based on a one for one exchange of shares of Bank stock for shares of common stock of Community Bancorp Inc. Such business combination was accounted for at historical cost similar to a pooling of interests. The consolidated financial condition and results of operations of the Company for the periods prior to the date of the Reorganization consist of those of the Bank.

NATURE OF OPERATIONS

The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The Company is headquartered in Fallbrook, California and operates additional branch offices in Temecula and Vista, California. The Company's primary sources of revenue are Small Business Administration ("SBA"), construction, and other real estate based loans to individuals and small to middle-market businesses. The following is a description of the more significant policies.

INVESTMENT SECURITIES

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security using the interest method. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of deferred taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined using the amortized cost of the specific securities sold.

LOANS AND LOAN FEES

Loans held for investment are stated at the principal amount outstanding. Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis, where market is determined based on market prices and dealer quotes.

Interest income on loans is recorded on an accrual basis in accordance with the terms of the respective loan. The accrual of interest on loans is discontinued when, in management's judgment, a reasonable doubt exists as to the collectibility of interest and principal or when the principal and interest due on a loan becomes delinquent for 90 days. When loans are placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Nonaccrual loans that become current as to both principal and interest are returned to accrual status.

Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. Net deferred fees and costs are recognized into interest income over the contractual life of the loan using the interest method. The amortization of loan fees is discontinued on nonaccrual loans.

Other fees on loans are recorded as income when earned.

LOAN SALES AND SERVICING

On January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

The Company originates loans to customers under a SBA program that generally provides for SBA guarantees of 70% to 90% of each loan. The Company routinely sells the guaranteed portion of these loans to third parties and retains the unguaranteed portion of the loans sold. The Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For the year ending December 31, 1999, for purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds their fair value. In estimating fair values at December 31, 1999, the Company utilized a weighted average prepayment assumption of approximately 11% and a discount rate of 12%. For the years ended December 31, 1998 and 1997, the Company measured impairment on a loan by loan basis. Servicing assets in 1998 were initially measured at discount rates ranging from 9.25% to 11.25% with a constant prepayment speed of 15%. Management has reviewed the servicing asset related to loan sales prior to January 1, 1999, and has determined that the servicing asset related to these loans is not impaired.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gain or losses on interest-only strips were not material during the years ended December 31, 1999, 1998 and 1997. At December 31, 1999 and 1998, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 11% and 13%, respectively, and a discount rate of 12%.

The Company originates and services certain loans sold to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the SBA and Farmers Home Administration ("FmHA"). The principal balances of loans serviced was $92,210,000, $82,836,000 and $67,837,000 at
December 31, 1999, 1998 and 1997, respectively.

REAL ESTATE OWNED

Real estate acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations.

ALLOWANCE FOR LOAN LOSSES

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit, including off-balance sheet credit extensions. The allowance is based upon a continuing review of the portfolio, past loan loss experience and current economic conditions, which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

The Company's impaired loans comprise all nonaccrual loans and any loan where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operating expense using the straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. Leasehold improvements are capitalized and amortized to operating expense on a straight-line basis over the terms of the leases or the estimated useful life of the improvement, whichever is less. Expenditures for maintenance and repairs are charged to expense as incurred.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and other potentially dilutive securities outstanding during the period.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash and cash equivalents include cash due from banks, federal funds sold and liquid investments with original maturities of three months or less. At December 31, 1999 and 1998 cash and cash equivalents included federal funds sold of $6,877,000 and $10,250,000 respectively.

USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Actual results could differ from those estimates.

STOCK OPTION PLANS

The Company accounts for stock options under the provisions of Accounting Principles Board Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied.

RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was effective for all fiscal quarters of fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued, which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The adoption of the provisions of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material impact on the results of operations, the financial position, or cash flows of the Company.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.  FEDERAL RESERVE STOCK:

As of December 31, 1999 and 1998, the amortized cost of Federal Reserve Bank stock approximates the fair value and there were no sales of these securities during 1999, 1998 or 1997.

3.  INVESTMENT SECURITIES HELD-TO-MATURITY:

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities held-to-maturity as of December 31, 1999 and 1998 are as follows:


                                                                      GROSS           GROSS
                                                     AMORTIZED      UNREALIZED     UNREALIZED      ESTIMATED
                                                       COST           GAINS          LOSSES        FAIR VALUE
                                                  --------------------------------------------------------------
                                                                      (dollars in thousands)
1999
US Government agency and other securities                 $ 6,710       $   -        $    (123)         $ 6,587
                                                  --------------------------------------------------------------
Total                                                     $ 6,710       $   -        $    (123)         $ 6,587
                                                  ==============================================================

1998
US Treasury securities                                    $   900       $   5        $       -          $   905
US Government agency and other securities                     776           -               (9)             767
                                                  --------------------------------------------------------------
Total                                                     $ 1,676       $   5        $      (9)         $ 1,672
                                                  ==============================================================


The scheduled maturities of US Government agencies and other securities as of December 31, 1999 were as follows:


                                                                                                  ESTIMATED
                                                                           AMORTIZED COST        FAIR VALUE
                                                                         ------------------- --------------------
Year maturing                                                                    (dollars in thousands)
Due in one year or less                                                              $  502               $  499
Due after one year through five years                                                 6,208                6,088
                                                                         ------------------- --------------------
Total                                                                                $6,710               $6,587
                                                                         =================== ====================


As of December 31, 1999, the Bank had pledged $3.2 million of its securities for public deposits.

4.  LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES:

A summary of loans as of December 31 is as follows:


                                                                          1999                1998
                                                                  ----------------------------------------
                                                                            (dollars in thousands)
Construction loans                                                     $ 27,661             $ 21,046
                                                                         21,601               14,087
Real estate commercial & multi-family                                    61,263               55,788
Consumer home equity lines of credit                                      2,649                2,033
Other consumer                                                            9,342                6,166
Commercial                                                                6,064                7,510
Aircraft                                                                 17,113                6,007
                                                                  ----------------------------------------
Total Gross loans                                                       145,693              112,637

Deferred loan origination costs (fees)                                      688                 (362)
Discount on unguaranteed portion of SBA loans retained                     (860)              (2,574)
Allowance for loan losses                                                (1,327)                (992)
                                                                  ----------------------------------------
Net loans                                                              $144,194             $108,709
                                                                  ========================================


Included in net loans are $478,000 and $4,015,000 in mortgage loans and $2,376,000 and $2,585,000 in SBA loans held for sale at December 31, 1999 and 1998, respectively. The Company's lending activities are concentrated primarily in Riverside and San Diego Counties of Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company's market area. As a result, the Company's loan and collateral portfolios are, to a significant degree, concentrated in those industries. The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

As of December 31, 1999 and 1998, the Company had loans in process of $95.3 million and $16.2 million, respectively.

The maturity distribution of the loan portfolio as of December 31, 1999 is as follows:


                                                      (dollars in thousands)
Less than one year                                                   $ 51,089
One to five years                                                      22,810
After five years                                                       71,794
                                                     -------------------------
Total gross loans                                                    $145,693
                                                     =========================


The interest rate sensitivity of the loan portfolio as of December 31, 1999 is as follows:


                                                      (dollars in thousands)
Fixed rate loans                                                     $ 61,946
Variable rate loans                                                    83,747
                                                     =========================
Total Gross Loans                                                    $145,693
                                                     =========================


A summary of the activity in the allowance for loan losses, which includes provisions for impaired loans, is as follows:


                                                                     1999            1998            1997
                                                                ------------------------------------------------
                                                                              (dollars in thousands)
Balance, beginning of year                                           $   992           $ 650           $ 404
Provision for loan losses                                                385             538             490
Losses charged off                                                       (72)           (216)           (276)
Recoveries                                                                22              20              32
                                                                ------------------------------------------------
Balance, end of year                                                 $ 1,327           $ 992           $ 650
                                                                ================================================


Loans with principal balances of $1,809,000 ($1,395,000 guaranteed by the SBA), $969,000 ($293,000 guaranteed by the SBA), and $374,000 ($103,000 guaranteed by the SBA) were on nonaccrual status as of December 31, 1999, 1998, and 1997, respectively. Additional interest income of $74,000, $49,000, and $30,000 would have been recorded for the years ended December 31, 1999, 1998, and 1997, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $150,000, $145,000, and $12,000 was recorded on loans subsequently transferred to nonaccrual status for the years ended December 31, 1999, 1998, and 1997, respectively.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize estimated losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and the repayment capabilities of the borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

The Company's allowance for loan losses consists of a specific and general allowance. The specific allowance is further broken down to provide for those impaired loans and the remaining internally classified loans. The impairment allowance is defined as the difference between the recorded value and the fair value of the impaired loans. The general allowance is determined by an assessment of the overall quality of the unclassified portion of the loan portfolio as a whole, and by loan type. Management maintains the percentage assigned to the general allowance based on charge-off history and management's knowledge of the quality of the portfolio.

Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company evaluates all loans in its portfolio on an individual basis with the exception of one- to four family real estate loans and consumer loans, which are evaluated on a collective basis. Also loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans such as the knowledge that the collection of the loan will only come from the collateral and that collateral is known to have deteriorated. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 1999 and 1998:


                                                              1999                         1998
                                                      Impaired      Impairment     Impaired      Impairment
                                                        Loans       Allowance        Loans       Allowance
                                                    ----------------------------------------------------------
                                                                     (dollars in thousands)
Commercial                                                 $    -         $    -     $   1,044         $    -
SBA                                                         1,713              -             -              -
Real estate                                                    75            130            75             75
Consumer                                                       21             21             1              1
                                                    ----------------------------------------------------------
                                                         $  1,809         $  151      $  1,120          $  76
                                                    ==========================================================


Based on the Company's evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company's nonperforming loans are secured, management believes the allowance level to be adequate as of December 31, 1999 to absorb the estimated known and inherent risks identified through its analysis. For the years ended December 31, 1999, 1998 and 1997 interest income of $75,000, $76,000 and $92,000 was recorded on impaired loans on a cash basis, respectively, and the average balance of impaired loans was $2,251,000, $1,459,000 and $1,396,000, respectively. Loans contractually past due 90 days or more and still accruing as of December 31, 1999, 1998 and 1997 were none, $203,000 and none, respectively.

In the normal course of business, the Company has granted loans to certain directors and their affiliates under terms which are consistent with the Company's general lending policies. The activity for loans outstanding with these directors and their affiliates as of December 31, 1999 and 1998 are as follows:


                                                        1999             1998
                                                  -----------------------------------
                                                       (dollars in thousands)
Balance, beginning of year                             $ 495             $ 514
Loans granted, including renewals                        263               241
Repayments                                               (28)             (260)
                                                  -----------------------------------
Balance, end of year                                   $ 730             $ 495
                                                  ===================================


The Company had no additional commitments for loans to affiliates as of December 31, 1999 and 1998.

5.       PREMISES AND EQUIPMENT:

Premises and equipment as of December 31, 1999 and 1998 are as follows:


                                                        1999           1998
                                                    -------------- --------------
                                                          (dollars in thousands)
Land                                                   $    357        $   357
Building                                                    200            200
Furniture, fixtures and equipment                         2,522          2,125
Leasehold improvements                                      826            758
                                                    -------------- --------------
                                                          3,905          3,440
Accumulated depreciation and amortization                (1,513)          (980)
                                                    -------------- --------------
                                                       $  2,392        $ 2,460
                                                    ============== ==============


6.       SALES AND SERVICING OF SBA LOANS:

The Company generates revenues from the origination of loans guaranteed by the SBA and the sale of guaranteed portions of those loans in the secondary market. The Company retains the servicing on the sale of SBA guaranteed loans that creates loan servicing income.

The activity for the servicing asset for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:


                                                              1999               1998               1997
                                                        ------------------ ------------------ ------------------
                                                                        (dollars in thousands)
Balance at beginning of year                                 $ 2,187            $ 2,129            $ 1,411
Servicing assets recognized on SBA loans sold                    472                344                881
Amortization                                                    (121)              (286)              (163)
Direct write down                                               (742)                 -                  -
                                                        ================== ================== ==================
Balance at end of year                                       $ 1,796            $ 2,187            $ 2,129
                                                        ================== ================== ==================


The direct write down is included in loan servicing fees in the consolidated statements of income and comprehensive income. The Company and the industry experienced a significant increase in prepayments during the year ended December 31, 1999, compared to prior years which resulted in a $742,000 write down of the servicing asset.

7.  DEPOSITS AND INTEREST EXPENSE:

Deposits by major classification as of December 31, 1999 and 1998 are as follows:


                                                                                       1999                 1998
                                                                         ------------------------------------------
                                                                                        (dollars in thousands)
Non-interest bearing demand                                                          $ 28,337             $ 21,286
Interest bearing demand                                                                20,354               17,496
Money market savings                                                                   25,356               33,354
Savings                                                                                11,175               11,195
Time deposits, $100,000 or more                                                        17,445                9,223
Time deposits under $100,000                                                           55,465               31,601
                                                                         ------------------------------------------
Total                                                                               $ 158,132             $124,155
                                                                         ==========================================


Interest expense on deposits for the years ended December 31, 1999, 1998, and 1997 is comprised of the following:


                                                                   1999             1998            1997
                                                             -------------------------------------------------
                                                                          (dollars in thousands)
Interest bearing demand                                                $  184          $  145          $  126
Money market savings                                                    1,052           1,552           1,308
Savings                                                                   320             318             345
Time deposits, $100,000 or more                                           669             290             159
Time deposits under $100,000                                            1,821           1,321           1,015
                                                             -------------------------------------------------
Total                                                                  $4,046          $3,626          $2,953
                                                             =================================================


The following summarizes the scheduled maturity of time deposits as of December 31, 1999:

                                                           1999
                                                 -------------------------
Maturing in:                                      (dollars in thousands)
2000                                                              $71,976
2001                                                                  612
2002                                                                  121
2003                                                                  138
2004                                                                   63
                                                 -------------------------
Total                                                             $72,910
                                                 =========================



                                                                                                1999
                                                                                      -------------------------
                                                                                       (dollars in thousands)
Three months or less                                                                                   $18,189
Over three months to six months                                                                         17,942
Over six months to twelve months                                                                        35,845
Over twelve months                                                                                         934
                                                                                      -------------------------
Total                                                                                                  $72,910
                                                                                      =========================


8.  OTHER BORROWED FUNDS:

During 1997, the Fallbrook National Bank Employee Stock Ownership Plan obtained a line of credit with a lender which provides up to $1,200,000 through March 1, 2004 bearing interest at the prime rate plus one percent, as defined in the agreement. The line of credit was obtained to fund the Bank's employee stock ownership plan (ESOP). Interest is payable monthly beginning September 1, 1997 and the effective rate at December 31, 1999 and 1998 was 9.50% and 8.75%, respectively. The weighted average interest rate was 9.3%, 9.4% and 9.5% for the years ended December 31, 1999, 1998 and 1997, respectively. Under this agreement, $796,000 and $1,000,000 in borrowings were outstanding at December 31, 1999 and 1998, respectively. Maximum borrowings during the year ended December 31, 1999 and 1998, respectively, were $1,000,000 and $1,200,000. The line of credit is collateralized by the Company's common stock purchased by the ESOP and five $100,000 certificates of deposit with the lender.

The ESOP will repay the loan in accordance with the defined payment schedule, which as of December 31, 1999 is as follows:


                                            (dollars in thousands)
March 1, 2000                                       $   192
March 1, 2001                                           192
March 1, 2002                                           192
March 1, 2003                                           192
Thereafter                                               28
                                           -------------------------
                                                    $   796
                                           =========================


During 1999, the Company obtained a line of credit with a lender which provides up to $3,175,000 through August 1, 2005 bearing interest at the prime rate plus one percent, as defined in the agreement. The line of credit was obtained to increase capital at the Bank. Interest is payable quarterly beginning November 1, 1999 and the effective rate at December 31, 1999 was 9.50%. Principal and interest payments begin on November 1, 2000. The weighted average interest rate was 9.3% for the year ended December 31, 1999. Under this agreement, $3,175,000 in borrowings were outstanding at December 31, 1999 and maximum borrowings during the year ended December 31, 1999 were $3,175,000. The line of credit is collateralized by the Bank's common stock.

The Company will repay the loan in accordance with the defined payment schedule, which as of December 31, 1999 is as follows:


Year ending December 31,                    (dollars in thousands)
2000                                               $    159
2001                                                    635
2002                                                    635
2003                                                    635
2004                                                    635
Thereafter                                              476
                                           -------------------------
                                                   $  3,175
                                           =========================


The Company maintains a line of credit with a lender which provides up to $4,000,000 through July 31, 2000 bearing a variable interest rate as established by the lender on a daily basis. The line of credit was obtained to provide additional liquidity on a short term basis to the Bank. Interest is payable on the daily basis, and the principal is callable at any time by the lender. The weighted average interest rate was 5.60% for the year ended December 31,

1999. Under this agreement, there were no borrowings outstanding at December 31, 1999 and maximum borrowings during the year ended December 31, 1999 were $3,000,000. The average balance outstanding during the year ended December 31, 1999 was $25,000. There were no borrowings on this line of credit during the years ended December 31, 1998 and 1997. The line of credit is unsecured.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

Estimated fair values for the Company's financial instruments and a description of the methodologies and assumptions used to determine such amounts follows:

Cash and Cash Equivalents and Interest Bearing Deposits: The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

Federal Reserve Bank stock: The carrying value approximates the fair value because the stock can be redeemed at par.

Investment Securities: Fair values are based on quoted market prices available as of the balance sheet date. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans: Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans had to be sold outside the parameters of normal operating activities.

The fair value of fixed rate loans and non-performing or adversely classified adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The discount rates used for performing fixed rate loans are the Bank's current offer rates for comparable instruments with similar terms.

The fair value of performing adjustable rate loans is estimated to be the carrying value. These loans reprice frequently at market rates and the credit risk is not considered to be greater than normal.

The fair value of loans held for sale is determined based on quoted market prices or dealer quotes.

Interest only strip: The fair value of the interest-only strip has been determined by discounted cash flow methods, using market discount rates and prepayment factors.

Deposits: The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and checking accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits with similar remaining maturities.

Other Borrowings: The carrying amount is assumed to be the fair value because the interest rate is the same as rates currently offered for borrowings with similar remaining maturities and characteristics.

Commitments to Extend Credit and Standby Letters of Credit: The fair value of commitments to extend credit is estimated to be zero since the current competitive financial community does not routinely charge fees for commitments to extend credit. The fair value of standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 1999 and 1998, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

The fair values of the Company's financial instruments as of December 31, 1999 and 1998 are as follows:


                                                          1999                                    1998
                                          ------------------------------------------------------------------------------
                                             CARRYING OR         FAIR VALUE         CARRYING OR         FAIR VALUE
                                           CONTRACT AMOUNT        ESTIMATES       CONTRACT AMOUNT        ESTIMATES
                                          ------------------------------------------------------------------------------
                                                                     (dollars in thousands)
FINANCIAL ASSETS:
Cash and cash equivalents                           $ 15,376            $ 15,376           $ 16,314            $ 16,314
Interest bearing deposits                                800                 800                800                 800
Federal Reserve Bank stock                               253                 253                132                 132
Investment securities held-to-maturity                 6,710               6,587              1,676               1,672
Loans held for investment, net                       141,340             137,712            102,109             105,094
Loans held for sale                                    2,854               2,859              6,600               6,793


Interest-only strip                                      551                 551                763                 763

FINANCIAL LIABILITIES:
Deposits                                             158,132             158,120            124,155             124,611
Other borrowings                                       3,971               3,971              1,000               1,000


OFF-BALANCE SHEET
FINANCIAL INSTRUMENTS:
Commitments to extend credit                           8,450                   -             29,000                   -
Standby letters of credit                                289                   3                226                   6


10.  INCOME TAXES:

The components of income taxes for the years ended December 31, 1999, 1998, and 1997 are as follows:


                                 1999             1998             1997
                            ---------------- ---------------- ----------------
                                          (dollars in thousands)
Current:
     Federal                    $  944           $  814            $ 736
     State                         323              292              247
                            ---------------- ---------------- ----------------
                                 1,267            1,106              983
                            ---------------- ---------------- ----------------
Deferred:
     Federal                      (304)            (162)             (25)
     State                         (63)             (59)             (10)
                            ---------------- ---------------- ----------------
                                  (367)            (221)             (35)
                            ---------------- ---------------- ----------------
                                   900           $  885            $ 948
                            ================ ================ ================


Income taxes attributable to income before income taxes for the years ended December 31, 1999, 1998, and 1997 differed from the amounts computed by applying the US federal income rate of 35% for 1999 and 34% for 1998 and 1997 to pretax income before taxes as a result of the following:


                                                                 1999             1998             1997
                                                            ---------------- ---------------- ----------------
                                                                          (dollars in thousands)
Computed "expected" income taxes                                 $ 833            $ 728            $ 747
State income taxes, net of federal income tax benefit
                                                                   172              154              156
Other, net                                                        (105)               3               45
                                                            ---------------- ---------------- ----------------
                                                                 $ 900            $ 885            $ 948
                                                            ================ ================ ================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998 are as follows:


                                                                                     1999           1998
                                                                                ------------------------------
                                                                                    (dollars in thousands)
Deferred tax assets:
Loan loss allowance, due to differences in computation of bad debts                  $ 436          $ 265
Nonaccrual interest recognized as income for taxes but not for books                     0             55
State taxes                                                                             47             99
Mark to market loans held for sale                                                       9             15
Deferred loan fees                                                                      99             38
Accrued expenses                                                                       144              -
Litigation reserve                                                                     134              -
                                                                                ------------------------------
                                                                                       869            472
Deferred tax liabilities - bank premises and equipment, principally
     due to differences in depreciation                                               (125)           (95)
                                                                                ------------------------------
                                                                                     $ 744          $ 377
                                                                                ==============================


Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Bank will realize the benefits of these deductible differences.

As of December 31, 1999 and 1998 income taxes payable totaled approximately $471,000 and $286,000, respectively.

11.  STOCK DIVIDEND:

In November 1999, the Board of Directors declared a 5% stock dividend to shareholders of record on November 15, 1999. In November 1998, the Board of Directors announced a 5% stock dividend to shareholders of record on November 30, 1998. All share and per share amounts have been restated to reflect retroactively the stock dividends.

12.  STOCK OPTION PLANS:

In 1985 and 1993, the Bank adopted stock option plans ("the 1985 Plan" and "the 1993 Plan")(collectively, the "Plans") pursuant to which the Bank's Board of Directors may grant stock options to officers and key employees. As part of the Reorganization, the Company adopted the Bank's Plans.

The 1985 Plan, which expired in September 1996, authorized grants of options to purchase up to 407,484 shares of common stock after adjustments for stock dividends and stock splits (original authorized number of shares was 42,000) and the 1993 Plan authorizes grants of options to purchase up to 733,162 shares of common stock after adjustments for stock dividends and stock splits (original authorized number of shares was 51,000). Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10 year terms and generally one-fifth vest annually over the five years following date of grant, subject to certain restrictions.

As of December 31, 1999, there were no additional shares available for grant under the 1985 Plan. There were no stock options granted under the 1985 Plan during 1999, 1998 or 1997.

At the shareholders' meeting held on May 27, 1998, the shareholders approved an amendment to the 1993 Plan increasing the maximum number of shares under the plan to 733,162 from the 247,401 share maximum then outstanding (after adjusting for the stock dividends).

As of December 31, 1999 there were 156,309 shares available for grant under the 1993 Plan. The per share weighted-average fair value of stock options granted under the 1993 Plan during 1999, 1998 and 1997 were $3.05, $2.76 and $3.21, respectively, on the date of the grant, using a Black-Scholes option pricing model with the following weighted-average assumptions: 1999- no expected dividend yield, risk-free interest rate of 6.58%, expected life of
5.0 years, and volatility of 48%; 1998- no expected dividend yield, risk-free interest rate of 4.71%, expected life of 5.0 years, and volatility of 37%; 1997- expected dividend yield 2.5%, risk-free interest rate of 5.75% and an expected life of 5.1 years, and a volatility of 50%.

Stock option activity for the periods indicated is as follows:


                                                      1985 PLAN                           1993 PLAN
                                                               Weighted                            Weighted
                                                                Average                            Average
                                              Number           Exercise           Number           Exercise
                                             of Shares           Price           of Shares          Price
                                         -----------------------------------------------------------------------
Balance as of December 31, 1996                     24,033             $3.77          182,021             $4.26
Granted                                                  -                 -            3,306              7.14
Exercised                                                -                 -          (22,233)             3.81
Expired                                                  -                 -                -                 -
                                         -----------------------------------------------------------------------
Balance as of December 31, 1997                     24,033              3.77          163,094              4.38
Granted                                                  -                 -          313,313              8.12
Exercised                                                -                 -           (9,334)             4.75
Expired                                             (1,102)             7.83          (19,770)             6.07
                                         -----------------------------------------------------------------------
Balance as of December 31, 1998                     22,931              3.58          447,303              6.91
Granted                                                  -                 -           73,193              7.35
Exercised                                           (9,702)             3.35                -                 -
Expired                                                  -                 -           (5,631)             7.38
                                         -----------------------------------------------------------------------
Balance as of December 31, 1999                     13,229             $3.74          514,865             $6.97
                                         =======================================================================


As of December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.25 to $7.83 and 2.1 years, respectively, for the 1985 Plan. As of December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.71 to $8.51 and 7.4 years, respectively, for the 1993 Plan.

As of December 31, 1999, 1998 and 1997, the number of options exercisable was 13,229, 22,931 and 23,299, respectively, and the weighted-average exercise price of those options was $3.74, $3.58 and $3.65, respectively for the 1985 Plan. As of December 31, 1999, 1998 and 1997, the number of options exercisable was 360,104, 309,273 and 104,297, respectively, and the weighted-average exercise price of those options was $6.96, $7.00 and $4.16, respectively, for the 1993 Plan.

The Company applies the intrinsic value method in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                                1999               1998                    1997
                                                          ------------------------------------------------------
Net income, as reported                                          $1,551,000        $1,257,000        $1,250,000
Proforma net income                                              $1,365,000        $1,107,000        $1,220,000

Basic income per share, as reported                                   $0.65             $0.53             $0.51
Proforma income per share                                             $0.57             $0.47             $0.49

Diluted income per share, as reported                                 $0.63             $0.52             $0.49
Proforma diluted income per share                                     $0.56             $0.45             $0.48


13.  RENTAL COMMITMENTS:

As of December 31, 1999, aggregate minimum rental commitments for certain real property under non-cancellable operating leases having an initial or remaining term of more than one year are as follows:


                                                     (dollars in thousands)
2000                                                                    $ 472
2001                                                                      458
2002                                                                      307
2003                                                                      276
2004                                                                      292
THEREAFTER                                                                843
                                                    --------------------------
                                                                       $2,648
                                                    ==========================


Total rental expense was $433,000, $301,000, and $202,000 in 1999, 1998, and
1997, respectively. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

14.  COMMITMENTS AND CONTINGENCIES:

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations.

Commitments to extend credit amounting to $8,450,000 and $29,001,000 were outstanding at December 31, 1999 and 1998, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $289,000 and $226,000 were outstanding at December 31, 1999 and 1998, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit, and financial guarantees.

As of December 31, 1999 and 1998, the Company had non-mandatory commitments to sell loans of $478,000 and $14,076,000, respectively.

Because of the nature of its activities, the Company is, from time to time, subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

The Bank has been subject to a lawsuit by a former employee alleging, amongst other things, breach of contract and fraud. Trial commenced on July 19, 1999 in Riverside County Superior Court, with the jury rendering a verdict on August 2, 1999. The jury awarded compensatory damages of approximately $65,000, punitive damages of $750,000, court costs and legal fees. On
October 26, 1999, the Superior Court ordered a new trial on punitive damages only, unless the plaintiff consented to a reduction of the punitive damage award to $250,000. On November 4, 1999, the plaintiff consented to the punitive damage verdict of $250,000. The Bank has filed a notice of appeal in connection with the judgement. During the year ended December 31, 1999, the Company accrued $298,000 in connection with this verdict.

The Company has negotiated employment agreements with certain officers. These agreements provide for the payment of base salaries plus incentives based on agreed upon minimum standards of performance. While there is no provision for payment due to termination for cause, the agreements specify payment of the base salary for up to 12 months for termination without cause, and up to 24 months upon a change in control, as defined in the agreements.

15.  EMPLOYEE BENEFIT PLANS:

The Bank's employee savings and retirement plan (the "401k Plan") is for the benefit of substantially all employees. Contributions to the 401k Plan by the Bank are at the discretion of the Board of Directors and are subject to certain limitations described in the plan. The Bank made contributions to the 401k Plan of $121,000, $78,000 and $66,000 in 1999, 1998 and 1997,
respectively. Beginning in 1998, Bank employees were able to choose (now Company) stock as an investment option. Also, beginning in 1998, the Bank contributions to this 401K Plan, if any, were made in Bank (now Company) stock purchased in the open market rather than in cash.

In July 1997, the Bank established the Fallbrook National Bank Employee Stock Ownership Plan (ESOP) for substantially all employees. The ESOP authorizes the Trust to purchase shares of the Bank's (now Company) common stock in the open market or in privately negotiated transactions from time to time. In July 1997, the ESOP entered into a line of credit borrowing agreement in the amount of $1,200,000 with another bank in order to fund the ESOP. This line of credit is payable in annual installments through 2004 (Note 8). During 1998, the ESOP made open market purchases of 19,245 shares at an average cost of $9.375 and $8.440 per share. Future Bank contributions to the ESOP plus dividends earned will be used to service the debt. The Bank absorbs the administrative costs of this program, which totaled approximately $20,000, $5,000 and $16,000 in 1999, 1998 and 1997, respectively.

On December 31, 1999 and 1998, the Board of Directors allocated 24,323 and 23,337 shares to the ESOP for distribution to the participants, leaving 109,663 unallocated shares in the ESOP trust as of December 31, 1999 with a fair market value of $644,000. As of December 31, 1999, the ESOP owned 6.2% of the total outstanding shares of the Bank's (now Company) common stock.

According to the terms of the ESOP, contributions to the ESOP from the Bank's net income are determined at the Bank's discretion. Management expects that the amount and timing of these contributions will be tied into the loan repayment schedule. Dividend income for the ESOP was approximately $19,000 in 1998. During 1999, 1998 and 1997, the Bank repaid principal totaling $204,000, $170,000 and $32,000, and the interest expense on the outstanding loan totaled $83,000, $114,000 and $48,000, respectively.

As of December 31, 1999, and 1998, the indebtedness of the ESOP in the amounts of $796,000 and $1,000,000 respectively, are shown as a deduction from shareholders' equity in the balance sheets. Dividends paid on ESOP shares are recorded as reductions in retained earnings in the balance sheets. The number of allocated and unallocated ESOP shares are treated as outstanding common stock in the computation of income per share when they have been allocated.

The Company entered into salary continuation agreements in 1996 with certain members of its Board of Directors. The agreements provide monthly cash payment to the board members or their beneficiaries in the event of death or disability, beginning in the month after retirement date or upon death, and extending for a minimum period of 3 years, or until death, whichever is greater. The commitment is funded by a life insurance policy owned by the Company, and the present value of the Company's liability under the agreement is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

16.  RESTRICTED CASH BALANCES:

The Bank is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserves held at the Federal Reserve Bank for the years ended December 31, 1999 and 1998 were approximately $250,000.

17.  REGULATORY MATTERS:

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 1999 and 1998, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as well capitalized at December 31, 1999 and adequately capitalized at December 31, 1998 under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Because of the categorization of being adequately capitalized at December 31, 1998, the Bank was subject to certain restrictions with regards to paying cash dividends and the accepting of brokered deposits. During 1998, the Bank changed its dividend policy by eliminating cash dividends. As of December 31, 1999 and 1998, the Bank did not have any brokered deposits.

The Bank's actual capital amounts and ratios are presented in the table as of December 31, 1999 and 1998.


                                                                                        TO BE WELL CAPITALIZED UNDER
                                         ACTUAL             FOR CAPITAL                   PROMPT CORRECTIVE ACTION
                                                         ADEQUACY PURPOSES                       PROVISIONS
                              ---------------------------------------------------------------------------------------------------
                               AMOUNT     RATIO       AMOUNT         RATIO                  AMOUNT          RATIO
                              ---------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
As of December 31, 1999
  Total Capital
    (to Risk weighted Assets)  $15,485    10.87%    $11,395 greater than or equal to 8.0%   $14,244 greater than or equal to 10.0%

  Tier 1 Capital
    (to Risk weighted Assets)  $14,158     9.94%    $ 5,698 greater than or equal to 4.0%   $ 8,546 greater than or equal to 6.0%

Tier 1 Capital
    (to Average Assets)        $14,158     8.50%    $ 6,662 greater than or equal to 4.0%   $ 8,327 greater than or equal to 5.0%


As of December 31, 1998
  Total Capital
    (to Risk weighted Assets)  $ 9,975     8.86%    $ 9,008 greater than or equal to 8.0%   $11,261 greater than or equal to 10.0%

  Tier 1 Capital
    (to Risk weighted Assets)  $ 8,983     7.98%    $ 4,504 greater than or equal to 4.0%   $ 6,756 greater than or equal to 6.0%

Tier 1 Capital
    (to Average Assets)        $ 8,983     6.61%    $ 5,433 greater than or equal to 4.0%   $ 6,791 greater than or equal to 5.0%


Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net income for that year combined with its retained income from the preceding two years. However, the OCC has previously issued a bulletin to all national banks outlining guidelines limiting the circumstances under which national banks may pay dividends even if the banks are otherwise statutorily authorized to pay dividends. The limitations impose a requirement or in some cases suggest that prior approval of the OCC should be obtained before a dividend is paid if a national bank is the subject of administrative action or if the payment could be viewed by the OCC as unsafe or unusual.

The holding company's actual capital amounts and ratios are presented in the table as of December 31, 1999. The holding company was formed on June 25, 1999, therefore, there are no capital amounts or ratios as of December 31, 1998. There are no prompt corrective action thresholds at the holding company.


                                                             ACTUAL                      FOR CAPITAL
                                                                                      ADEQUACY PURPOSES
                                                  ------------------------------------------------------------
                                                       AMOUNT      RATIO             AMOUNT         RATIO
                                                  -----------------------------------------------------------
                                                                    (dollars in thousands)
As of December 31, 1999
  Total Capital
    (to Risk weighted Assets)                        $12,429        8.71%         $11,415 greater than or equal to 8.0%

  Tier 1 Capital
    (to Risk weighted Assets)                        $11,102        7.78%          $5,707 greater than or equal to 4.0%

Tier 1 Capital
    (to Average Assets)                              $11,102        6.67%          $6,662 greater than or equal to 4.0%


18.      NET EARNINGS PER SHARE:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS):


                                            Income                  Shares                    Per share
                                         (numerator)            (denominator)                  Amounts
-----------------------------------------------------------------------------------------------------------------
Basic 1999 EPS
Net income available to common
shareholders                          $ 1,551,000                 2,401,000                     $0.65
Effect of dilutive stock options                -                    55,000                     (0.02)
-----------------------------------------------------------------------------------------------------------------
Diluted 1999 EPS                      $ 1,551,000                 2,456,000                     $0.63
-----------------------------------------------------------------------------------------------------------------
Basic 1998 EPS
Net income available to common
shareholders                          $ 1,257,000                 2,372,000                     $0.53
Effect of dilutive stock options                -                    66,000                     (0.01)
-----------------------------------------------------------------------------------------------------------------
Diluted 1998 EPS                      $ 1,257,000                 2,438,000                     $0.52
-----------------------------------------------------------------------------------------------------------------
Basic 1997 EPS
Net income available to common
shareholders                          $ 1,250,000                 2,470,000                     $0.51
Effect of dilutive stock options                -                    60,000                     (0.02)
-----------------------------------------------------------------------------------------------------------------
Diluted 1997 EPS                      $ 1,250,000                 2,530,000                     $0.49
-----------------------------------------------------------------------------------------------------------------


QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):


                                                                                 Quarters Ended (1)
                                                        -------------------------------------------------------------------------
                                                        December 31,      September 30,         June 30,          March 31,
                                                            1999               1999               1999               1999
                                                        -------------------------------------------------------------------------
                                                                        (In thousands, except per share data)
Interest income                                            $      3,338       $      3,331       $      3,203       $      2,953
Interest expense                                                  1,268              1,116              1,006                891
                                                           ------------       ------------       ------------       ------------
Net interest income                                               2,070              2,215              2,197              2,062
Provision for loan losses                                             -                 70                165                150
                                                           ------------       ------------       ------------       ------------
Net interest income after provision for loan losses               2,070              2,145              2,032              1,912
Other income                                                      2,029                721              1,414              1,412
Other expenses                                                    2,831              2,934              2,797              2,722
                                                           ------------       ------------       ------------       ------------
Income (loss) before income tax provision                         1,268                (68)               649                602
Income tax provision                                                412                (28)               267                249
                                                           ------------       ------------       ------------       ------------
Net income                                                 $        856       $        (40)      $        382       $        353
                                                           ============       ============       ============       ============
Earnings per share:
     Basic                                                 $       0.36       $      (0.02)      $       0.16       $       0.15
                                                           ============       ============       ============       ============
     Fully diluted                                         $       0.35       $      (0.02)      $       0.16       $       0.14
                                                           ============       ============       ============       ============
Cash dividends per common share declared and paid          $          -       $          -       $          -       $          -
                                                           ============       ============       ============       ============



                                                                                  Quarters Ended (1)
                                                         -------------------------------------------------------------------------
                                                         December 31,      September 30,         June 30,          March 31,
                                                             1998               1998               1998               1998
                                                         -------------------------------------------------------------------------
                                                                         (In thousands, except per share data)
Interest income                                             $      2,994       $      2,965       $      2,604       $      2,390
Interest expense                                                     994                974                918                854
                                                            ------------       ------------       ------------       ------------
Net interest income                                                2,000              1,991              1,686              1,536
Provision for loan losses                                            128                179                141                 90
                                                            ------------       ------------       ------------       ------------
Net interest income after provision for loan losses                1,872              1,812              1,545              1,446
Other income                                                       1,375                993                806                703
Other expenses                                                     2,424              2,289              2,036              1,661
                                                            ------------       ------------       ------------       ------------
Income before income tax provision                                   823                516                315                488
Income tax provision                                                 340                213                131                201
                                                            ------------       ------------       ------------       ------------
Net income                                                  $        483       $        303       $        184       $        287
                                                            ============       ============       ============       ============

Earnings per share:
     Basic                                                  $       0.20       $       0.13       $       0.08       $       0.12
                                                            ============       ============       ============       ============
     Fully diluted                                          $       0.20       $       0.12       $       0.08       $       0.12
                                                            ============       ============       ============       ============
Cash dividends per common share declared and paid           $          -       $          -       $       0.05       $       0.05
                                                            ============       ============       ============       ============


(1) Certain amounts have been reclassified to conform the quarterly information to the audited financial statements.

20.      SEGMENT INFORMATION

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company changed its internal reporting during 1999, and now segregates its operations into two primary segments: Banking Division and SBA Lending Division. The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each segment.


                                                                                             1999
                                                                           Banking        SBA Lending
                                                                          Division          Division           Totals
                                                                       ----------------------------------------------------
Interest income                                                               $  9,174           $ 3,651            $12,825
Interest expense                                                                 2,268             2,013              4,281
                                                                       ----------------------------------------------------
Net interest income before provision                                             6,906             1,638              8,544
Provision for loan losses                                                          385                 -                385
Other operating income                                                           2,353             3,223              5,576
Other operating expenses                                                         8,826             2,458             11,284
                                                                       -----------------------------------------------------
Income before income taxes                                                          48             2,403              2,451
Income taxes                                                                         6               894                900
Net income                                                                    $     42           $ 1,509           $  1,551
                                                                       =====================================================
Assets employed at year end                                                   $140,796           $34,977           $175,773
                                                                       =====================================================



                                                                                             1998
                                                                           Banking         SBA Lending
                                                                          Division          Division            Totals
                                                                       -----------------------------------------------------
Interest income                                                                $ 6,042            $ 4,911           $ 10,953
Interest expense                                                                 1,893              1,847              3,740
                                                                       -----------------------------------------------------
Net interest income before provision                                             4,149              3,064              7,213
Provision for loan losses                                                          538                                   538
Other operating income                                                           2,214              1,663              3,877
Other operating expenses                                                         6,574              1,836              8,410
                                                                       -----------------------------------------------------
Income (loss) before income taxes                                                (749)              2,891              2,142
Income taxes                                                                     (309)              1,194                885
                                                                       =====================================================
Net income (loss)                                                             $  (440)            $ 1,697           $  1,257
                                                                       =====================================================
Assets employed at year end                                                   $95,036             $41,187           $136,223
                                                                       =====================================================



                                                                                              1997
                                                                           Banking         SBA Lending
                                                                          Division          Division            Totals
                                                                       -----------------------------------------------------
Interest income                                                               $ 4,939             $ 4,021           $  8,960
Interest expense                                                                1,438               1,563              3,001
                                                                       -----------------------------------------------------
Net interest income before provision                                            3,501               2,458              5,959
Provision for loan losses                                                         490                   -                490
Other operating income                                                          1,082               1,663              2,745
Other operating expenses                                                        4,624               1,392              6,016
                                                                       -----------------------------------------------------
Income (loss) before income taxes                                                (531)              2,729              2,198
Income taxes                                                                     (229)              1,177                948
                                                                       ======================================================
Net income (loss)                                                             $  (302)            $ 1,552           $  1,250
                                                                       ======================================================
Assets employed at year end                                                   $74,859             $32,110           $106,969
                                                                       ======================================================


21.      PARENT COMPANY FINANCIAL INFORMATION

The following presents the unconsolidated financial statements of the parent company only, Community Bancorp, Inc. (Note 1) as of December 31 (in thousands):



                  COMMUNITY BANCORP, INC. (Parent company only)


                                                                   1999              1998
                                                              ---------------- ------------------
BALANCE SHEETS

ASSETS:
       Cash                                                           $    34            $     0
     Accrued interest and other assets                                     84
      Investment in subsidiary                                         14,394              9,546
                                                              ----------------------------------
           TOTAL ASSETS                                               $14,512            $ 9,546
                                                              ==================================

LIABILITIES:
       Other borrowings                                               $ 3,175            $     0
                                                              ----------------------------------
       TOTAL LIABILITIES                                                3,175                  0
       TOTAL SHAREHOLDERS' EQUITY                                      11,337              9,546
                                                              ==================================
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $14,512            $ 9,546
                                                              ==================================



                  COMMUNITY BANCORP, INC. (Parent company only)


                                                      1999          1998            1997
                                                  ------------- -------------- ---------------
STATEMENTS OF INCOME

Interest expense                                        $  150        $     0         $     0
Other operating expenses                                   205              0               0
Equity in net earnings of subsidiary                     1,774          1,257           1,250
                                                  -------------------------------------------
Earnings before income taxes                             1,419          1,257           1,250
Income tax benefit                                         132              0               0
                                                  ===========================================
NET INCOME                                              $1,551        $ 1,257         $ 1,250
                                                  ===========================================


                  COMMUNITY BANCORP, INC. (Parent company only)


                                                                                         1999       1998       1997
                                                                                      ---------- ---------- ----------
SUMMARY STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $  1,551    $ 1,257    $ 1,250
Adjustments to reconcile net income to cash used in operating activities:
Increase in other assets                                                                    (84)         0          0
Equity in net income of subsidiary                                                       (1,774)    (1,257)    (1,250)
                                                                                      ---------- ---------- ----------
     Net cash used in operating activities                                                 (307)         0          0

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to subsidiary                                                      (3,000)         0          0

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from other borrowings                                                        3,175          0          0
Cash dividend received from subsidiary                                                      150
Exercise of stock options                                                                    16
                                                                                      ---------- ---------- ----------
     Net cash provided by financing activities                                            3,341          0          0
                                                                                      ---------- ---------- ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    34          0          0
CASH AND CASH EQUIVALENTS, beginning of year                                                  0          0          0
                                                                                      ========== ========== ==========
CASH AND CASH EQUIVALENTS, end of year                                                 $     34    $     0    $     0
                                                                                      ========== ========== ==========


INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Community Bancorp Inc.


We have audited the accompanying consolidated balance sheet of Community Bancorp Inc. and subsidiary (the Company) as of December 31, 1999 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Bancorp Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Costa Mesa, California
March 6, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders,
Community Bancorp Inc.



         We have audited the accompanying consolidated balance sheet of Community Bancorp Inc. and subsidiary (formerly Fallbrook National
         Bank)(the Company) as of December 31, 1998, and the related statements of income and comprehensive income, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of of Community Bancorp Inc. and subsidiary as of December 31, 1998, and the results their operations and their cash flows for each of the years in the two-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                               KPMG LLP




         San Diego, California
         January 13, 1999

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On October 8, 1999, the Company dismissed KPMG LLP as the Company's certifying accountant. The decision to dismiss KPMG LLP was made by the Board of Directors upon the recommendation of the Audit Committee.

For the years ended December 31, 1998 and 1997, the audit report of KPMG LLP did not contain an adverse opinion nor a disclaimer of opinion on the financial statements of the Bank, the subsidiary of the Company (the Company commenced operation on June 25, 1999). There were also no qualifications or modifications as to uncertainty, audit scope or accounting principles. Additionally, during the two most recent fiscal years and the subsequent interim period preceding their dismissal, there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

On October 8, 1999, the Company appointed Deloitte & Touche as its certifying accountants (as approved by the Board of Directors and recommended by its Audit Committee).

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.


ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

3.1      Certificate of Incorporation, as amended, of Community Bancorp Inc*

3.2      Bylaws of Community Bancorp Inc.*

4.1      Specimen Share Certificate for Common Stock

10.1 Data Processing Service Agreement, dated May 28, 1997 between Fallbrook National Bank and First National Bank as amended

10.2     1993 Stock Option Plan **

10.3     Form of stock option agreement for use pursuant to 1993 Stock Option
         Plan**

10.4     Head Office Extension Leases

10.5     Temecula Branch Office Lease

10.6     Vista Branch Lease

10.7     Fallbrook National Bank 401(k) Profit Sharing Plan***

10.8     Director Indexed Fee Continuation Program

10.9     Employment Agreement with Thomas E. Swanson

10.10    Employment Agreement with Gary M. Youmans

10.11    Employment Agreement with L. Bruce Mills, Jr.

10.12    Employment Agreement with Donald W. Murray

10.13    Employment Agreement with Barbara C. Ernst

10.14    Fallbrook National Bank Employee Stock Ownership Plan

23.1     Consent of KPMG LLP

23.2     Consent of Deloitte & Touche LLP

27       Financial Data Schedule
-------------------------------------------------
* Previously filed with the Company's 10-QSB for the quarter ended June 30, 1999 ** Previously filed with the Company's S-8 Registration Statement (333-88473) *** Previously filed with the Company's S-8 Registration Statement (333-88457)



(b)      REPORTS ON FORM 8-K

During the fourth quarter of 1999, the Company filed two reports on Form 8-K.

On October 15, 1999, the Company filed an 8-K Report pursuant to Item 4 of such Form. The Report discussed the change in the Company's certifying accountant. See Item 8 of this Report.

On November 3, 1999, the Company filed an 8-K Report pursuant to Item 5 of such Form. The Report discussed (I) the litigation matter described in Item 3 of this Report and (ii) a five percent (5%) stock dividend payable on November 30, 1999 to shareholders of record on November 15, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP INC.


By: /s/ Thomas E. Swanson
    ------------------------------------------
THOMAS E. SWANSON
President and Chief Executive Officer


Dated:            March ??, 2000




By: /s/ L. Bruce Mills, Jr.
     -----------------------------------------
L. BRUCE MILLS, JR.
Senior Vice President and Chief Financial Officer

Dated:            March ??, 2000

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.


                                                                    Dated:


 /s/ Granger Haugh                  Chairman of the           March ??, 2000
----------------------------------  Board
GRANGER HAUGH

/s/ E. Steve Lefevre                Director                  March ??, 2000
----------------------------------
E. STEVE LEFEVRE

/s/ Roy B. Hiscock                  Director                  March ??, 2000
----------------------------------
ROY B. HISCOCK

/s/ Robert H. S. Kirkpatrick        Director                  March ??, 2000
-------------------------------
ROBERT H.S. KIRKPATRICK

/s/ Philip D. Oberhansley           Director                  March ??, 2000
----------------------------------
PHILIP D. OBERHANSLEY

/s/ Corey A. Seale                  Director                  March ??, 2000
----------------------------------
COREY A. SEALE

/s/ Thomas E. Swanson               Director                  March ??, 2000
----------------------------------
THOMAS E. SWANSON

/s/ Gordon T. Tucker                Director                  March ??, 2000
----------------------------------
GORDON T. TUCKER

/s/ Gary M. Youmans                 Director                  March ??, 2000
----------------------------------
GARY M. YOUMANS

                                  EXHIBIT INDEX


Exhibit
Number               Description
------               -----------
4.1      Specimen Share Certificate for Common Stock

10.1     Data Processing Service Agreement, dated May 28, 1997 between Fallbrook
         National Bank and First National Bank as amended

10.4     Head Office Extension Leases

10.5     Temecula Branch Office Lease

10.6     Vista Branch Lease

10.8     Director Indexed Fee Continuation Program

10.9     Employment Agreement with Thomas E. Swanson

10.10    Employment Agreement with Gary M. Youmans

10.11    Employment Agreement with L. Bruce Mills, Jr.

10.12    Employment Agreement with Donald W. Murray

10.13    Employment Agreement with Barbara C. Ernst

10.14    Fallbrook National Bank Employee Stock Ownership Plan

23.1     Consent of KPMG LLP

23.2     Consent of Deloitte & Touche LLP

27       Financial Data Schedule
