Form 10QSB
period 2000-03-31
COMMUNITY BANCORP INC
filed 2000-05-15
CIK 1089503

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______________.

                         COMMISSION FILE NO. 000 - 26505
                            COMMUNITY BANCORP INC.(1)
             (Exact name of registrant as specified in its charter)

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

                   Issuer's telephone number: (760) 723-8811
                                             -------------------

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

         Number of shares of common stock outstanding as of March 31, 2000:
2,536,981

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No[x]


----------------------------
(1) The Company is the successor registrant to Fallbrook National Bank which previously filed reports pursuant to the Securities Exchange Act of 1934 with the Comptroller of the Currency.

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


COMMUNITY BANCORP INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)                                                             MARCH 31,        DECEMBER 31,
(UNAUDITED)                                                                          2000               1999
----------------------------------------------------------------------------------------------------------------
ASSETS

 Cash and cash equivalents                                                        $   29,330         $   15,376
 Interest bearing deposits in financial institutions                                     800                800
 Federal Reserve Bank stock                                                              253                253
 Investment securities held-to-maturity, at amortized cost                             6,710              6,710
 Loans held for investment                                                           161,612            142,667
    Less allowance for loan losses                                                    (1,528)            (1,327)
                                                                                  ----------         ----------
       Net loans held for investment                                                 160,084            141,340
 Loans held for sale                                                                   9,144              2,854
 Premises and equipment, net                                                           2,404              2,392
 Accrued interest and other assets                                                     3,516              2,957
 Deferred tax asset                                                                      744                744
 Servicing asset, net                                                                  1,728              1,796
 Interest-only strip, at fair value                                                      587                551
                                                                                  ----------         ----------
       Total Assets                                                               $  215,300         $  175,773
                                                                                  ==========         ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
    Interest bearing                                                              $  162,485         $  129,795
    Non-interest bearing                                                              28,656             28,337
                                                                                  ----------         ----------
       Total deposits                                                                191,141            158,132
 Other borrowings                                                                     10,745              3,971
 Accrued expenses and other liabilities                                                1,987              2,333
                                                                                  ----------         ----------
       Total liabilities                                                             203,873            164,436

 SHAREHOLDERS' EQUITY
 Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding, 2,537,000 at March 31, 2000 and
    December 31, 1999                                                                  1,585              1,585
 Additional paid-in capital                                                            4,713              4,713
 Unearned ESOP contribution                                                             (745)              (796)
 Retained earnings                                                                     5,879              5,835
 Treasury stock, at cost - 883 shares                                                     (5)                 -
                                                                                  ----------         ----------
       Total shareholders' equity                                                     11,427             11,337
                                                                                  ----------         ----------

       Total Liabilities and Shareholders' Equity                                 $  215,300         $  175,773
                                                                                  ==========         ==========



See accompanying notes to unaudited consolidated financial statements.


COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31,
(UNAUDITED)                                                                          2000               1999
----------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
 Interest income:
    Interest and fees on loans                                                     $   3,725          $   2,838
    Interest on cash equivalents                                                         103                 63
    Interest on interest bearing deposits in financial institutions                        9                 10
    Interest on investment securities                                                     98                 42
                                                                                   ---------          ---------
       TOTAL INTEREST INCOME                                                           3,935              2,953
                                                                                   ---------          ---------

 Interest expense on deposits                                                          1,588                869
 Interest expense on other borrowed money                                                114                 22
                                                                                   ---------          ---------
       TOTAL INTEREST EXPENSE                                                          1,702                891
                                                                                   ---------          ---------

 Net interest income before provision for loan losses                                  2,233              2,062
                                                                                   ---------          ---------
 Provision for loan losses                                                               160                150
                                                                                   ---------          ---------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                   2,073              1,912

 Other operating income:
    Customer service charges                                                             108                 82
    Other fee income                                                                     295                303
    Net gain on sale of loans                                                             47                864
    Loan servicing fees, net                                                             160                163
                                                                                   ---------          ---------
       TOTAL OTHER OPERATING INCOME                                                      610              1,412
                                                                                   ---------          ---------

 Other operating expenses:
    Salaries and employee benefits                                                     1,369              1,571
    Occupancy                                                                            197                216
    Telephone                                                                             68                 55
    Premises and equipment                                                               145                124
    Marketing and promotions                                                              49                 59
    Data processing                                                                      214                181
    Professional services                                                                192                107
    Director, officer and employee expenses                                              110                110
    Office expenses                                                                       81                 97
    ESOP loan expense                                                                     51                 51
    Other non-recurring expense                                                            -                 20
    Other expenses                                                                       132                131
                                                                                   ---------          ---------
       TOTAL OTHER OPERATING EXPENSES                                                  2,608              2,722
                                                                                   ---------          ---------

 Income before income taxes                                                               75                602
 Income taxes                                                                             31                249
                                                                                   ---------          ---------
 NET INCOME                                                                        $      44          $     353
                                                                                   =========          =========
 COMPREHENSIVE INCOME                                                              $      44          $     353
                                                                                   =========          =========
 Basic earnings per share                                                          $    0.02          $    0.15
 Diluted earnings per share                                                        $    0.02          $    0.14


See accompanying notes to unaudited consolidated financial statements.


COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(DOLLARS IN THOUSANDS)
(UNAUDITED)                                                                             2000              1999
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $     44          $     353
 Adjustments to reconcile net income to net cash (used in) provided
    Depreciation and amortization                                                          141                144
    Provision for loan losses                                                              160                150
    Net gain on sale of loans                                                              (47)              (864)
    Loans originated for sale                                                           (5,517)           (21,577)
    Unrealized gain on interest only-strips                                                (57)                 -
    Capitalization of interest-only strips                                                   -                 (1)
    Amortization of interest only strip                                                     21                 55
    Capitalization of servicing asset                                                        -               (138)
    Amortization of servicing asset                                                         68                 29
    Proceeds from sale of loans                                                          4,195             26,863
    Decrease (increase) in accrued interest and other assets                              (559)                89
    Decrease in accrued expenses and other liabilities                                    (346)              (142)
                                                                                      --------          ---------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (1,897)             4,961

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                              (23,474)           (11,678)
    Net additions to premises and equipment                                               (153)              (199)
                                                                                      --------          ---------
       NET CASH USED IN INVESTING ACTIVITIES                                           (23,627)           (11,877)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits:
       Interest bearing                                                                 32,690              4,846
       Non-interest bearing                                                                319              2,822
    Purchase of treasury stock                                                              (5)                 -
    Repayment of line of credit                                                         (3,226)               (51)
    Proceeds from other borrowings                                                       9,700                  -
                                                                                      --------          ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                        39,478              7,617
                                                                                      --------          ---------
       NET INCREASE IN CASH AND CASH EQUIVALENTS                                        13,954                701
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     $ 15,376          $  16,314
                                                                                      --------          ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 29,330          $  17,015
                                                                                      ========          =========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                                       $  1,416          $    900
                                                                                      ========          ========
       Income Taxes                                                                   $    400          $    237
                                                                                      ========          ========
 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
       Loans held for investment transferred to held for sale                         $  4,921          $  5,120
                                                                                      ========          ========



See accompanying notes to unaudited consolidated financial statements.

                             COMMUNITY BANCORP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim financial statements include Community Bancorp Inc. and its wholly owned subsidiaries Fallbrook National Bank (the "Bank") and Community (CA) Capital Trust I (the "Trust"), (collectively, the "Company") as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report as found on Form 10KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2000, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2000 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE 2 LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES:

A summary of loans as of March 31, 2000 and December 31, 1999 is as follows:


                                                                           March 31,        December 31,
                                                                             2000               1999
                                                                       ----------------- ------------------
                                                                              (dollars in thousands)
Construction loans                                                            $  30,299          $  27,661
Real estate one to four family                                                   24,791             21,601
Real estate commercial and multi family                                          77,070             61,263
Consumer home equity lines of credit                                              2,593              2,649
Consumer other                                                                    9,701              9,302
Aircraft                                                                         18,272             17,113
Commercial                                                                        8,269              6,064
                                                                       ----------------- ------------------
Total gross loans                                                               170,995            145,693
Deferred loan fees                                                                  601                688
Discount on unguaranteed portion of loans retained                                 (840)              (860)
Allowance for loan losses                                                        (1,528)            (1,327)
                                                                       ----------------- ------------------
Net loans                                                                     $ 169,228          $ 144,194
                                                                       ================= ==================


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


NOTE 3 SALES AND SERVICING OF SBA LOANS:

Starting in the first quarter of 2000, the Company changed its policy to hold to maturity the guaranteed portion of SBA 7a loans. In the past, the Company generated revenues from the origination of loans guaranteed by the SBA and the sale of guaranteed and unguaranteed portions of those loans in the secondary market. The Company retained the servicing on the sale of SBA loans that creates loan servicing income. The Company measures the servicing asset by discounting the respective cash flow for the estimated expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life. Servicing assets are initially measured at market rates.

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of March 31, 2000, there was no material difference between the Company's amortized carrying value for the servicing assets and the fair value and the Company had no valuation allowance established for these assets.


NOTE 4 CONTINGENCIES:

Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


NOTE 5 FORMATION OF HOLDING COMPANY:

The Company was formed through a holding company reorganization of Fallbrook National Bank, wherein Fallbrook National Bank became the wholly owned subsidiary of Community Bancorp Inc. as of June 25, 1999. The transaction was based on a one for one exchange of shares of Fallbrook National Bank stock for shares of common stock of Community Bancorp Inc., and was not considered a taxable event for IRS purposes. Such business combination was accounted for at historical cost, similar to a pooling of interest. All references to periods prior to June 30, 1999 are references to financial statements of the Bank.

NOTE 6   EARNINGS PER SHARE

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):


                                                           FOR THE THREE MONTHS ENDED MARCH 30,
                               ---------------------------------------------------------------------------------------------
                                                   2000                                           1999
                               ---------------------------------------------------------------------------------------------
                                  Earnings        Shares       Per Share         Earnings        Shares          Per Share
                                (Numerator)    (Denominator)    Amount         (Numerator)    (Denominator)        Amount
                               --------------- -------------- ------------    --------------- -------------- ---------------
Net Earnings                        $  44                                          $ 353
                                    =====                                          =====

Basic EPS Earnings available
  to common shareholders            $  44         2,404,067         $ 0.02         $ 353         2,395,828         $ 0.15

Effect of Dilutive Securities
  Options                               -            28,370              -             -            60,229              -
                                    -----          ---------        ------         -----         ---------         ------
Diluted EPS Earnings
  Available to common
  shareholders plus assumed
  conversions                       $  44         2,432,437         $ 0.02         $ 353         2,456,057          $ 0.14
                                    =====         =========         ======         =====         =========          ======



NOTE 7 SEGMENT INFORMATION

The following disclosure about segments of the Company is made in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company changed its internal reporting in 1999, and now segregates its operations into two primary segments: Banking Division and SBA Lending Division. The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each.


                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                            -----------------------------------------------------------------------------
                                                             2000                                   1999
                                            -----------------------------------------------------------------------------
                                               BANKING         SMALL        TOTAL      BANKING       SMALL        TOTAL
                                               DIVISION      BUSINESS       COMPANY    DIVISION      BUSINESS    COMPANY
                                                           ADMINISTRATION                        ADMINISTRATION
                                                              LENDING                              LENDING
                                                             DIVISION                              DIVISION
                                                              ("SBA")                              ("SBA")
                                            ------------   --------------  --------   ---------- --------------  --------
                                                                         (dollars in thousands)
Interest income                             $      3,041   $          894   $  3,935   $    1,884   $     1,069  $  2,953
Interest expense                                   1,060              642      1,702          331           560       891
                                            ------------   --------------   --------   ----------   -----------  --------
Net interest income before provision               1,981              252      2,233        1,553           509     2,062
Provision for loan losses                            121               39        160          150             -       150
Other operating income                               281              329        610          431           981     1,412
Other operating expense                            1,889              719      2,608        1,968           754     2,722
                                            ------------   --------------   --------   ----------   -----------  --------
Income before income taxes                           252             (177)        75         (134)          736       602
                                            ------------   --------------   --------   ----------   -----------  --------
Income taxes                                         104              (73)        31          (55)          304       249
                                            ------------   --------------   --------   ----------   -----------  --------
Net income                                  $        148   $         (104)  $     44   $      (79)  $       432  $    353
                                            ============   ==============   ========   ==========   ===========  ========
Asset employed at quarter end               $    171,620   $       43,680   $215,300   $  102,546   $    41,556  $144,102
                                            ============   ==============   ========   ==========   ===========  ========



NOTE 8 RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was effective for all fiscal quarters beginning after June 15, 1999. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The adoption of the provisions of SFAS No. 133, as amended by SFAS No. 137, is not expected to have a material impact on the results of operations, the financial position, or cash flow of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced the financial performance of the Company for the quarter ended March 31, 2000. This analysis should be read in conjunction with the Company's 1999 Annual Report as filed on form 10KSB and with the unaudited financial statements and notes as set forth in this report.

Statements concerning future performance, developments or events concerning expectation for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations.

RESULTS OF OPERATIONS

NET INCOME

Net income decreased 87.5% to $44,000 for the three months ended March 31, 2000 compared to $353,000 for the three months ended March 31, 1999. Basic earnings per share was $0.02 and $0.15 for the three months ended March 31, 2000 and 1999, respectively. Diluted earnings per share was $0.02 and $0.14 for the three months ended March 31, 2000 and 1999, respectively. Earnings per share for the three months ended March 31, 1999 were adjusted for the effects of a stock dividend paid in November 1999. The decrease in net income was mainly due to the decrease in other operating income, partially offset by an increase in net interest income after provision for loan losses and a decrease in other operating expenses. Interest income increased due to an increase in average interest earning assets, and other operating income decreased during the three months ended March 31, 2000 due to the Company's change in policy from selling the guaranteed and unguaranteed portions of SBA 7a loans to retention of the SBA 7a loans. This change in policy became effective January 1, 2000. Although management anticipates that earnings will improve throughout each of the remaining quarters of 2000, the net income for the year will be significantly reduced when compared to 1999. Management expects that earnings will improve significantly in 2001 as the increased net interest income will more than offset the revenue from gain on sale of loans.

Return on average assets for the three months ended March 31, 2000 was 0.09% compared to 1.04% for the three months ended March 31, 1999. The decrease in the return on average assets from 1999 to 2000 was due to the reduction in net income noted above, combined with the 49.6% growth in total assets, which was part of the Company's strategic plan. The return on average equity was 1.5% for the three months ended March 31, 2000 compared to 14.4% for the three months ended March 31, 1999.

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


The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and nonaccrual loans are included as interest earning assets for purposes of this table.


                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                    --------------------------------------------------------------------------
                                                                   2000                                 1999
                                                    ------------------------------------ -------------------------------------
                                                     AVERAGE    INTEREST      AVERAGE     AVERAGE     INTEREST      AVERAGE
                                                     BALANCE   EARNED/PAID   RATE/YIELD   BALANCE    EARNED/PAID   RATE/YIELD
                                                    --------- ------------- ------------ ---------  ------------- ------------
                                                                             (dollars in thousands)
Average Assets:
Securities and time deposits at other
   Banks........................................    $   7,763 $      107       5.54%     $  2,607   $        52         8.09%
Cash equivalents................................        7,726        103       5.36         5,560            63         4.60
Loans:
   Commercial...................................       67,194      1,467       8.78        54,150         1,328         9.95
   Real estate..................................       85,380      2,100       9.89        55,881         1,389        10.08
   Consumer.....................................        7,232        158       8.79         5,274           121         9.30
                                                    --------- -------------              ---------  -------------
Total loans.....................................      159,806      3,725       9.38       115,305         2,838         9.98
                                                    --------- -------------              ---------  -------------
Total earning assets............................      175,295      3,935       9.03       123,472         2,953         9.70
Non earning assets..............................       16,874                              12,884
                                                    ---------                            ---------
Total average assets............................    $ 192,169                            $136,356
                                                    =========                            =========

Average liabilities and shareholders' Equity:
Interest bearing deposits:
   Savings and interest bearing
     Accounts...................................    $  58,147 $      343       2.37     $  60,580  $       368         2.46
   Time deposits ...............................       88,042      1,245       5.69        42,249          501         4.81
                                                    --------- -------------              ---------  -------------
Total interest bearing deposits.................      146,189      1,588       4.37       102,829          869         3.43
Demand deposits.................................       27,674          -          -        21,529            -            -
Other borrowings................................        4,572        114      10.03           976           22         9.14
                                                    --------- -------------              ---------  -------------
Total  interest bearing liabilities.............      178,435      1,702       3.84       125,334          891         2.88
Accrued expenses and other liabilities..........        2,338                               1,216
Net shareholders' equity........................       11,396                               9,806
                                                    ---------                            ---------
Total average liabilities and shareholders'
 equity.........................................    $ 192,169                           $ 136,356
                                                    =========                            =========

Net interest rate spread........................                               5.19%                                    6.82%
                                                                                                                        ====
Net interest income.............................              $     2,233                           $     2,062
                                                              ===========                           ===========
Net yield on interest-earning assets............                               5.12%                                    6.77%
                                                                                                                        ====


Interest income for the three months ended March 31, 2000 increased to $3.9 million, compared to $3.0 million for the three months ended March 31, 1999. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $175.3 million for the quarter ended March 31, 2000 compared to $123.5 million for the three months ended March 31, 1999. The yield on interest earning assets decreased to 9.03% for the three months ended March 31, 2000 compared to 9.70% for the three months ended March 31, 1999. During the fourth quarter of 1999, the Company changed its estimates as to the costs of originating a loan, which resulted in a higher monthly amortization cost being charged against interest income. This in turn reduced the yield on the loans originated. In addition, increased competition by other financial intermediaries has resulted in tighter margins than had previously been experienced by the Company. The largest single component of interest earning assets was loans receivable, which had an average balance of $159.8 million with a yield of 9.38% for the three months ended March 31, 2000 compared to $115.3 million with a yield of 9.98% for the three months ended March 31, 1999. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company's strategic plan, including the retention of SBA 7a loans.

Interest expense for the three months ended March 31, 2000 increased to $1.7 million compared to $891,000 for the three months ended March 31, 1999. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities. Average interest-bearing liabilities increased to $178.4 million for the three months ended March 31, 2000 compared to $125.3 million for the three months ended March 31, 1999. Average time deposits increased to $88.0 million with a cost of 5.69% for the three months ended March 31, 2000 compared to $42.2 million with a cost of 4.81% for the three months ended March 31, 1999. Beginning on January 1, 2000, the Company changed its policy regarding the sale of SBA 7a loans from one of selling the guaranteed and unguaranteed portions to retaining the guaranteed and unguaranteed portions. The resulting increase in total loans is being funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits. Although the wholesale deposits have a higher interest rate, there is limited operating costs associated with acquiring and managing these liabilities. In addition, interest rates in general have risen considerably from the first quarter of 1999 to the first quarter of 2000.

Other average borrowings increased to $4.6 million with a cost of 10.03% for the three months ended March 31, 2000, compared to $1.0 million with a cost of 9.14% for the three months ended March 31, 1999.The Company borrowed $3.2 million in June, 1999, of which $3.0 million was used to increase capital at its Bank subsidiary. The Company's affiliate, Community (CA) Capital Trust I, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The Company used the proceeds to pay off the $3.2 million in borrowed funds, and invest an additional $6.0 million in the Bank.

NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN LOSSES

Net interest income before provision for estimated loan losses for the three months ended March 31, 2000 was $2.2 million, compared to $2.1 million for the three months ended March 31, 1999. This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin. Average interest earning assets were $175.3 million for the three months ended March 31, 2000 with a net interest margin of 5.12% compared to $123.5 million with a net interest margin of 6.77% for the three months ended March 31, 1999. The decline in the net interest margin was primarily due to the rising interest rate environment, combined with the increased use of certificates of deposits as well as other borrowed funds in order to support its expanding loan portfolio. In addition, the decline in yield on interest earning assets due to the change of estimates regarding the cost of originating a loan and the increased competition in the market place contributed to the decreased margin. Management believes that the rising interest rate environment will positively effect the yield on interest earning assets in the future, while the increased cost of liabilities through the additional use of wholesale deposits and borrowed funds will offset this improvement, resulting in a slightly reduced margin for the subsequent quarters in 2000. However, management believes that the increased volume of interest earning assets due to the retention of SBA 7a loans will result in a significantly higher net interest income in the future.

PROVISION FOR LOAN LOSSES

Net charge offs totaled $(41,000) for the three months ended March 31, 2000 compared to none during the three months ended March 31, 1999. Due to the growth in loans and the historical loss experience associated with the various loan types, the provision for loan losses totaled $160,000 for the three months ended March 31, 2000 compared to $150,000 for the three months ended March 31, 1999. As a result of the increase in total loans outstanding, management increased the allowance for loan losses to $1.5 million as of March 31, 2000 compared to $1.1 million as of March 31, 1999. As of March 31, 2000, the allowance was 0.89% of total gross loans compared to 0.98% as of March 31, 1999. When excluding the guaranteed portions of loans, the allowance was 0.98% as a percentage of total gross loans as of March 31, 2000 and March 31, 1999. The allowance for loan losses as a percentage of nonaccrual loans was 87.5% as of March 31, 2000 compared to 116.4% as of March 31, 1999. When excluding the guaranteed portion of nonaccrual loans, the allowance for loan losses as a percentage of nonaccrual loans was 384.89% and 154.53%, as of March 31, 2000 and March 31, 1999,
respectively.

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

OTHER OPERATING INCOME

Other operating income represents non-interest types of revenue and is comprised primarily of gains from the sale of loans, other fee income, loan servicing fees and service charges on deposit accounts. Other operating income was $610,000 for thee three months ended March 31, 2000 compared to $1.4 million months ended March 31, 1999. This represents a decrease of $802,000, or 56.7%, when comparing the three month period ended March 31, 2000 to the three month period ended March 31, 1999. The decrease was mainly due to a decrease in the gain on sale of loans, which totaled $47,000 for the three month period ended March 31, 2000 compared to $864,000 for the three month period ended March 31, 1999. The decrease in gain on sale of loans was due to a change in the Company's policy to retain SBA 7a loans versus selling such loans in the secondary market. The Company sold $3.1 million in mortgage loans and $1.0 million in SBA 504 loans during the three months ended March 31, 2000 compared to $11.6 million in mortgage loans and $14.7 million in SBA 504 and 7a loans during the three month period ended March 31, 1999.

Prior to January 1, 2000, a major portion of other operating income was generated through the sale of loans consisting of SBA loans and mortgage loans. During the three months ended March 31, 2000, the Company originated $10.5 million in SBA government guaranteed loans compared to $11.5 million during the three months ended March 31, 1999. The Company originated $3.6 million in mortgage loans during the three months ended March 31, 2000 compared to $10.0 million for the three months ended March 31, 1999. The Company sold approximately $1.0 million in SBA 504 loans and $3.1 million in mortgage loans during the three month period ended March 31, 2000. This decrease reflects the change in the Company's strategy when compared to sales of $14.7 million in SBA loans and $11.6 million in mortgage loans sold during the three month period ended March 31, 1999. The sales for the three month period ended March 31, 2000 resulted in a gain of $47,000, compared to $864,000 for the three month period ended March 31, 1999. Prior to 1999, the Company had not sold any unguaranteed portions of SBA loans. In the future, the Company may, from time to time, sell unguaranteed portions of SBA loans in order to manage its asset growth, capital and liquidity.

Other fee income totaled $295,000 for the three months ended March 31, 2000 compared to $303,000 for the three months ended March 31, 1999.

Servicing fees, net, remained approximately the same at $160,000.

Customer service charges increased to $108,000 for the three months ended March 31, 2000 compared to $82,000 for the three months ended March 31, 1999. This increase was due to the expansion of the branch operations as part of the Company's strategic plan.

OTHER OPERATING EXPENSES

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director, officer and employee expenses, office, ESOP loan and other expenses are the major categories of other operating expenses. Other operating expenses decreased to $2.6 million for the three months ended March 31, 2000 compared to $2.7 million for the three months ended March 31, 1999.

The Company's efficiency ratio, which is the ratio of recurring operating expenses to net interest income before provision for loan losses plus non-interest income, increased to 91.7% for the three months ended March 31, 2000 compared to 78.4% for the three months ended March 31, 1999. The increase in efficiency ratio was due to the decrease in other operating income, and was partially offset by the increase in net interest income and decrease in operating expenses. Management anticipates the efficiency ratio will decline (improve) as the net interest income increases due to the retention of SBA 7a loans and growth in other loans. The majority of the cost decrease can be attributed to the change of estimates of the deferred cost associated with loan production. The effect of change of estimates was to decrease salary and benefit expense. Salary and benefit expenses decreased to $1.4 million for the three months ended March 31, 2000 compared to $1.6 million for the three months ended March 31, 1999. The decrease in salaries and benefit expenses was partially offset by an increase in professional services, including legal, accounting and regulatory expenses, which increased to $192,000 for the three months ended March 31, 2000, compared to $107,000 for the three months ended March 31, 1999. The increase in professional expenses was due to additional costs of operating a holding company, along with increased litigation expenses due to the appeal of a lawsuit.

The following table compares each of the components of other operating expenses for the three months ended March 31, 2000 and 1999, respectively:


                                                       2000         1999        Change $
                                                    ----------- ------------- -------------
Other operating expenses:
   Salaries and employee benefits                       $1,369        $1,571         $(202)
   Occupancy                                               197           216           (19)
   Telephone                                                68            55            13
   Premises and equipment                                  145           124            21
   Marketing and promotions                                 49            59           (10)
   Data processing                                         214           181            33
   Professional services                                   192           107            85
   Director, officer and employee expenses                 110           110             -
   Office expenses                                          81            97           (16)
   ESOP loan expense                                        51            51             -
   Other non-recurring expense                               -            20           (20)
   Other expenses                                          132           131             1
                                                    ----------- ------------- -------------
      TOTAL OTHER OPERATING EXPENSES                    $2,608        $2,722        $(114)
                                                    =========== ============= =============


PROVISION FOR INCOME TAXES

The effective income tax rate was 41.3% for the three months ended March 31, 2000 compared to 41.4% for the three months ended March 31, 1999. Provisions for income taxes totaled $31,000 and $249,000 for the three months ended March 31, 2000 and 1999, respectively.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 COMPARED TO DECEMBER 31, 1999

Total assets of the Company increased to $215.6 million as of March 31, 2000 compared to $175.8 million as of December 31, 1999 and $144.1 million as of March 31, 1999. This increase was due to the growth in net loans to $169.2 million as of March 31, 2000, compared to $144.2 million as of December 31, 1999, and were $115.9 million as of March 31, 1999.

Deposits grew to $191.1 million as of March 31, 2000 compared to $158.1 million as of December 31, 1999 and were $131.8 million as of March 31, 1999. The Company opened a third branch in Vista, California in August 1998, and the Bank's main office in Fallbrook, California obtained the largest market share in deposits as of June 30, 1999 for its geographic territory. Cash and cash equivalents increased to $29.3 million as of March 31, 2000 compared to $15.4 million as of December 31, 1999 and $17.0 million as of March 31, 1999. The increase in cash and cash equivalents was due to the proceeds received from the Trust Preferred offering. See "Capital."

Shareholders' equity increased to $11.4 million as of March 31, 2000 compared to $11.3 million as of December 31, 1999 and $10.0 million as of March 31, 1999. Please refer to the capital section of this discussion for further information.

INVESTMENTS

The Company's investment portfolio consists primarily of certificates of deposit with other financial institutions, agency securities and overnight investments in the Federal Funds market. As of March 31, 2000, December 31, 1999 and March 31, 1999, certificates of deposit with other financial institutions were $800,000, of which $500,000 are securing the Employee Stock Ownership Plan ("ESOP") loan from another California bank which is funding the Company's ESOP. As of March 31, 2000, US Government and other securities totaled $6.7 million compared to $6.7 million as of December 31, 1999 and $1.7 million as of March 31, 1999. These securities are held as collateral for public funds and treasury, tax and loan deposits. Average Federal Funds sold for the three months ended March 31, 2000 was $7.7 million compared to $5.6 million for the three months ended March 31, 1999.

LOANS

Loan balances, net of the allowance for loan losses, increased to $169.2 million as of March 31, 1999 compared to $144.2 million as of December 31, 1999 and $80.8 million as of March 31, 1999. A healthy loan demand resulted in a 69.5% annualized growth rate in total gross loans for the three months ended March 31, 2000, led by a 103.2% annualized increase in real estate commercial and multi-family loans. This rapid increase is due to the retention of the SBA 7a loans, as part of the Company's change in strategy, which became effective January 1, 2000. The servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Company was $88.7 million as of March 31, 2000 compared to $92.2 million as of December 31, 1999 and $86.2 million as of March 31, 1999.

LOAN ORIGINATION AND SALE. The following table sets forth the Company's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:


                                                                               AT OR FOR THETHREE MONTHS
                                                                                   ENDED MARCH 31,
                                                                            -------------------------------
                                                                                  2000           1999
                                                                            -------------------------------
                                                                                (dollars in thousands)
Beginning balance                                                                  $144,194       $108,709
Loans originated:
   Commercial loans.....................................................              3,257          4,210
   Real estate:
     Construction loans.................................................             13,104          8,534
     One- to four-family................................................             13,069         10,973
     Commercial.........................................................             17,507         19,517
   Consumer.............................................................              2,158          1,257
                                                                            -------------------------------
     Total loans originated.............................................             49,095         44,491
Loans sold..............................................................
      Real estate:
          One- to four-family...........................................              3,109         11,613
          Commercial....................................................              1,039         14,744
                                                                            -------------------------------
      Total loans sold..................................................              4,148         26,357
Less:
   Principal repayments.................................................             20,181         10,638
   Other net changes(1).................................................               (268)           402
                                                                            -------------------------------
     Total loans:.......................................................           $169,228       $115,803
                                                                            ===============================


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

         The following table sets forth the Company's non-performing assets at the dates indicated:


                                                                                     MARCH 31,    DECEMBER 31,   MARCH 31,
                                                                                       2000           1999         1999
                                                                                  ---------------------------------------
                                                                                           (dollars in thousands)
Total loans ....................................................                  $   170,756    $   145,521    $116,945
Government guaranteed portion of total loans ...................                       14,427         10,653       4,702

Non-accrual loans ..............................................                  $     1,747    $     1,809    $    981

Troubled debt restructurings ...................................                           --             --         716
Loans contractually past due 90 days or more with respect
     to either principal or interest and still accruing
     interest ..................................................                           --             --         203
                                                                                  -----------    -----------    --------
     Total non-performing loans ................................                        1,747          1,809       1,900
Other real estate owned ........................................                           --             --          --
                                                                                  -----------    -----------    --------
Total non-performing assets ....................................                  $     1,747    $     1,809    $  1,900
                                                                                  ===========    ===========    ========
Non-performing loans net of government guarantees ..............                  $       397    $       414    $  1,658

Allowance for loan losses to total gross loans .................                         0.89%          0.91%       0.98%

Allowance for loan losses to total loans, net of gov't
guarantees .....................................................                         0.98%          0.98%       1.02%
Allowance for loan losses to nonaccrual loans ..................                        87.46%         73.36%     116.41%
Allowance for loan losses to non-performing loans ..............                        87.46%         73.36%      60.11%
Allowance for loan losses to non-performing  loans, net of gov't
         Guarantees ............................................                       384.89%        320.53%      68.88%
Allowance for loan losses to non-performing assets .............                        87.46%         73.36%      60.11%
Total non-performing assets to total assets ....................                         0.81%          1.03%       1.32%
Total non-performing loans to total assets, net of gov't
          Guarantees ...........................................                         0.18%          0.24%       1.15%
Total non-performing loans to total gross loans ................                         1.02%          1.24%       1.62%

Total non-performing loans to total gross loans, net of gov't
           Guarantees ..........................................                         0.23%          0.28%       1.42%



NONACCRUAL LOANS. Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. As of March 31, 2000, December 31, 1999 and March 31, 1999, all impaired or nonaccrual loans were collateral-dependent. The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. The Company had eight loans on nonaccrual status as of March 31, 2000, totaling $1.7 million. Of this total $1.4 million is guaranteed by the SBA. As of December 31, 1999, the Company had eight loans on nonaccrual status, totaling $1.8 million, with $1.4 million guaranteed by the SBA. As of March 31, 1999 the Company had four loans on nonaccrual status, totaling $981,000 with $242,000 guaranteed by the SBA.

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

The following table sets forth information regarding the Company's allowance for loan losses at the dates and for the periods indicated:


                                                                           AT OR FOR THE THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                     ----------------------------------------
                                                                             2000                1999
                                                                     ----------------------------------------
                                                                             (dollars in thousands)
Balance at beginning of period...................                          $ 1,327              $   992
Chargeoffs:
     Real estate loans:
         One- to four- family....................                                -                    -
         Commercial..............................                                -                    -
     Consumer....................................                                3                    1
                                                                           -------              -------
         Total chargeoffs........................                                3                    1
Recoveries:
     Real estate loans:
         One- to four-family.....................                                -                    -
         Commercial..............................                               43                    -
     Consumer....................................                                1                    1
                                                                           -------              -------
                Total recoveries.................                               44                    1
                                                                           -------              -------
Net chargeoffs...................................                              (41)                   -
Provision for loan losses........................                              160                  150
                                                                           -------              -------
Balance at end of period.........................                          $ 1,528              $ 1,142
                                                                           =======              =======
Net charge offs to average loans.................                            (0.10%)               0.00%


As of March 31, 2000 the balance in the allowance for loan losses was $1.5 million compared to $1.1 million as of March 31, 1999. As a percentage of total gross loans the allowance was 0..89% as of March 31, 2000 compared to 0.98% as of March 31, 1999. Management believes the allowance at March 31, 2000 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

OTHER REAL ESTATE OWNED. There was no other real estate owned during the three months ended March 31, 2000 and 1999.

CAPITAL

The Company's capital increased $90,000 to $11.4 million as of March 31, 1999 compared to $11.3 million as of December 31, 1999. In 1997 the Company adopted an Employee Stock Ownership Plan ("ESOP") which was funded with a $1.2 million line of credit. As of March 31, 2000 the indebtedness of the ESOP in the amount of $745,000 is shown as a deduction from shareholders' equity. In future years capital will be increased as the unearned ESOP contributions are made by the Company. During the three month period ended March 31, 2000, the Company repaid principal totaling $51,000, and is planning to contribute approximately $204,000 annually to this program.

As part of the Company's strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. A 5% stock dividend was declared and paid to shareholders of record as of November 30, 1999.

The Company's strategic plan addresses the future capital needs of the Company. During March, 2000, the Company's wholly owned subsidiary, Community (CA) Capital Trust I (the "Trust"), a Delaware business trust, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $6.0 million was contributed to the Bank to increase its capital. The $10 million is shown as other borrowings on the books of the Company, while the net $6.5 million is in cash and cash equivalents.


At March 31, 2000 and December 31, 1999, all capital ratios were above all current Federal capital guidelines for a "well capitalized" bank. As of March 31, 2000, the Bank's regulatory total capital to risk-weighted assets ratio was 12.82% compared to 10.87% as of December 31, 1999. The Bank's regulatory tier 1 capital to risk-weighted assets ratio was 11.91% as of March 31, 2000 compared to 9.94% as of December 31, 1999. The Bank's regulatory tier 1 capital to average assets ratio was 10.40% as of March 31, 2000 compared to 8.5% as of December 31, 1999.

As of March 31, 2000, the Company's regulatory total capital to risk-weighted assets ratio was 13.47% compared to 8.71% as of December 31, 1999. The Company's regulatory tier 1 capital to risk-weighted assets ratio was 8.93% as of March 31, 2000, compared to 7.78% as of December 31, 1999. The Company's regulatory tier 1 capital to average assets ratio was 7.90% as of March 31, 2000, compared to 6.67% as of December 31, 1999.

LIQUIDITY

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of March 31, 2000 liquid assets as a percentage of deposits were 17.3% compared to 12.1% as of December 31, 1999.


PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

None to report.

ITEM 2   CHANGES IN SECURITIES

None to report

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None to report

ITEM 4   SUBMISSION OF MATTERS TO SECURITY HOLDERS

None to report

ITEM 5   OTHER INFORMATION

None to report

ITEM 6  EXHIBITS AND REPORTS FROM 8-K

(a)      Financial Data Schedule

(b) On April 4, 2000, the Company filed an 8-K Report, pursuant to Item 5 thereof, discussing the trust preferred securities referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       COMMUNITY BANCORP INC.
                                           (Registrant)




Date ___________                   ______________________________
                                   Thomas E. Swanson
                                   President and Chief Executive Officer



Date ___________                   ______________________________
                                   L. Bruce Mills, Jr.
                                   Sr. Vice President, Chief Financial Officer