Form 10QSB
period 2000-06-30
COMMUNITY BANCORP INC
filed 2000-08-14
CIK 1089503

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______________.

                         COMMISSION FILE NO. 000 - 26505
                            COMMUNITY BANCORP INC.(1)
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    33-0859334
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


130 WEST FALLBROOK STREET, FALLBROOK, CA                     92028
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                   Issuer's telephone number:         (760) 723-8811
                                             -----------------------------------
                                      NONE
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Number of shares of common stock outstanding as of June 30, 2000:
2,536,981

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No[x]


--------
(1) The Company is the successor registrant to Fallbrook National Bank, which previously filed reports pursuant to the Securities Exchange Act of 1934 with the Comptroller of the Currency.

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


 COMMUNITY BANCORP INC.
 CONSOLIDATED BALANCE SHEETS
 (DOLLARS IN THOUSANDS)                                                             JUNE 30,          DECEMBER 31,
 (UNAUDITED)                                                                          2000                1999
------------------------------------------------------------------------------------------------------------------
 ASSETS

 Cash and cash equivalents                                                        $   20,548         $   15,376
 Interest bearing deposits in financial institutions                                   1,277                800
 Federal Reserve Bank stock                                                              253                253
 Investment securities held-to-maturity, at amortized cost                             6,711              6,710
 Loans held for investment                                                           187,749            142,667
    Less allowance for loan losses                                                    (1,637)            (1,327)
                                                                                  ----------         ----------
       Net loans held for investment                                                 186,112            141,340
 Loans held for sale                                                                   9,610              2,854
 Premises and equipment, net                                                           2,294              2,392
 Accrued interest and other assets                                                     3,640              2,957
 Deferred tax asset                                                                      744                744
 Servicing asset, net                                                                  1,660              1,796
 Interest-only strip, at fair value                                                      543                551
                                                                                  ----------         ----------
       Total Assets                                                               $  233,392         $  175,773
                                                                                  ==========         ==========


 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
    Interest bearing                                                              $  175,174         $  129,795
    Non-interest bearing                                                              33,454             28,337
                                                                                  ----------         ----------
       Total deposits                                                                208,628            158,132
 Other borrowings                                                                     11,019              3,971
 Accrued expenses and other liabilities                                                2,396              2,333
                                                                                  ----------         ----------
       Total liabilities                                                             222,043            164,436

 SHAREHOLDERS' EQUITY
 Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding, 2,537,000 at June 30, 2000 and
    December 31, 1999                                                                  1,585              1,585
 Additional paid-in capital                                                            4,713              4,713
 Unearned ESOP contribution                                                           (1,019)              (796)
 Retained earnings                                                                     6,075              5,835
 Treasury stock, at cost - 883 shares                                                     (5)                 -
                                                                                  ----------         ----------
       Total shareholders' equity                                                     11,349             11,337
                                                                                  ----------         ----------

       Total Liabilities and Shareholders' Equity                                 $  233,392         $  175,773
                                                                                  ==========         ==========


See accompanying notes to unaudited consolidated financial statements.


 COMMUNITY BANCORP INC.
 CONSOLIDATED STATEMENTS OF INCOME                                       FOR THE SIX MONTHS       FOR THE THREE MONTHS
 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)                      ENDED JUNE 30,            ENDED JUNE 30,
 (UNAUDITED)                                                              2000         1999         2000         1999
--------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Interest and fees on loans                                             $  8,186     $ 5,841       $ 4,461     $ 3,003
    Interest on cash equivalents                                                345         233           242         170
    Interest on interest bearing deposits in financial institutions              24          20            15          10
    Interest on investment securities                                           203          62           105          20
                                                                           --------     -------       -------     -------
       TOTAL INTEREST INCOME                                                  8,758       6,156         4,823       3,203
                                                                           --------     -------       -------     -------

 Interest expense on deposits                                                 3,487       1,854         1,899         985
 Interest expense on other borrowed money                                       421          43           307          21
                                                                           --------     -------       -------     -------
       TOTAL INTEREST EXPENSE                                                 3,908       1,897         2,206       1,006
                                                                           --------     -------       -------     -------

 Net interest income before provision for loan losses                         4,850       4,259         2,617       2,197
                                                                           --------     -------       -------     -------
 Provision for loan losses                                                      337         315           177         165
                                                                           --------     -------       -------     -------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          4,513       3,944         2,440       2,032

 Other operating income:
    Customer service charges                                                    219         178           111          96
    Other fee income                                                            452         665           157         362
    Net gain on sale of loans                                                    93       1,713            46         849
    Loan servicing fees, net                                                    323         270           163         107
                                                                           --------     -------       -------     -------
       TOTAL OTHER OPERATING INCOME                                           1,087       2,826           477       1,414
                                                                           --------     -------       -------     -------

 Other operating expenses:
    Salaries and employee benefits                                            2,628       3,145         1,259       1,574
    Occupancy                                                                   399         427           202         211
    Telephone                                                                   131         127            63          72
    Premises and equipment                                                      285         243           140         119
    Marketing and promotions                                                    152         155            83          80
    Data processing                                                             410         362           196         181
    Professional services                                                       352         237           160         130
    Director, officer and employee expenses                                     239         244           129         134
    Office expenses                                                             154         189            73          92
    ESOP loan expense                                                           102         102            51          51
    Other non-recurring expense                                                   -          20             -           -
    Other expenses                                                              340         268           228         153
                                                                           --------     -------       -------     -------
       TOTAL OTHER OPERATING EXPENSES                                         5,192       5,519         2,584       2,797
                                                                           --------     -------       -------     -------

 Income before income taxes                                                     408       1,251           333         649
 Income taxes                                                                   167         516           136         267
                                                                           --------     -------       -------     -------
 NET INCOME                                                                $    241     $   735       $   197     $   382
                                                                           ========     =======       =======     =======

 COMPREHENSIVE INCOME                                                      $    241     $   735       $   197     $   382
                                                                           ========     =======       =======     =======
 Basic earnings per share                                                  $   0.10     $  0.31       $  0.08     $  0.16
 Diluted earnings per share                                                $   0.10     $  0.30       $  0.08     $  0.16


See accompanying notes to unaudited consolidated financial statements.


 COMMUNITY BANCORP INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLARS IN THOUSANDS)                                                                  FOR THE SIX MONTHS
 (UNAUDITED)                                                                               ENDED JUNE 30,
                                                                                        2000             1999
----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                          $     241         $     735
 Adjustments to reconcile net income to net cash (used in) provided
    Depreciation and amortization                                                          289               665
    Provision for loan losses                                                              337               315
    Net gain on sale of loans                                                              (93)           (1,713)
    Loans originated for sale                                                          (10,268)          (34,013)
    Unrealized gain on interest-only strips                                                (33)                -
    Capitalization of interest-only strips                                                   -                (7)
    Amortization of interest only strips                                                    41               110
    Capitalization of servicing asset                                                        -              (294)
    Amortization of servicing asset                                                        136               174
    Writedown of servicing asset                                                             -              (307)
    Proceeds from sale of loans                                                          9,067            48,242
    Decrease (increase) in accrued interest and other assets                              (683)              (79)
    Decrease in accrued expenses and other liabilities                                      63              (307)
                                                                                     ---------         ---------
       NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                (903)           13,521

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                              (50,493)          (14,937)
    Net maturities of (additions to) interest bearing time deposits                       (477)                -
    Maturities of securities held-to-maturity                                                -               700
    Purchase of securities held-to-maturity                                                  -            (5,465)
    Net additions to premises and equipment                                               (194)             (304)
                                                                                     ---------         ---------
       NET CASH USED IN INVESTING ACTIVITIES                                           (51,164)          (20,006)

 CASH FLOWS FROM FINANCING ACTIVITIES: Net increase in deposits:
       Interest bearing                                                                 45,379            11,470
       Non-interest bearing                                                              5,117             4,297
    Purchase of treasury stock                                                              (5)                -
    Exercise of stock options                                                                -                15
    Repayment of line of credit                                                         (3,277)             (102)
    Advances to ESOP                                                                       325                 -
    Proceeds from other borrowings                                                       9,700             3,175
                                                                                     ---------         ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                        57,239            18,855
                                                                                     ---------         ---------
       NET INCREASE IN CASH AND CASH EQUIVALENTS                                         5,172            12,370
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    $  15,376         $   6,064
                                                                                     ---------         ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  20,548         $  18,434
                                                                                     =========         =========



See accompanying notes to unaudited consolidated financial statements.

                             COMMUNITY BANCORP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim financial statements include Community Bancorp Inc. and its wholly owned subsidiaries Fallbrook National Bank (the "Bank") and Community (CA) Capital Trust I (the "Trust"), (collectively, the "Company") as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report as found on Form 10KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2000, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2000 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

NOTE 2 LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES:

A summary of loans as of June 30, 2000 and December 31, 1999 is as follows:


                                                                           June 30,         December 31,
                                                                             2000              1999
                                                                       -----------------------------------
                                                                              (dollars in thousands)
Construction loans                                                             $ 34,763           $ 27,661
Real estate one to four family                                                   28,256             21,601
Real estate commercial and multi family                                          93,044             61,263
Consumer home equity lines of credit                                              2,669              2,649
Consumer other                                                                   10,348              9,302
Aircraft                                                                         19,840             17,113
Commercial                                                                        8,565              6,064
                                                                       -----------------------------------
Total gross loans                                                               197,484            145,693
Deferred loan fees                                                                  657                688
Discount on unguaranteed portion of loans retained                                 (782)              (860)
Allowance for loan losses                                                        (1,637)            (1,327)
                                                                       -----------------------------------
Net loans                                                                      $195,722           $144,194
                                                                       ===================================


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

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of June 30, 2000, there was no material difference between the Company's amortized carrying value for the servicing assets and the fair value and the Company had no valuation allowance established for these assets.

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

NOTE 6   EARNINGS PER SHARE

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):


                                                            For the six months ended June 30,
                                                            ---------------------------------
                                                   2000                                           1999
                                ----------------------------------------       ----------------------------------------
                                  Earnings        Shares       Per Share         Earnings        Shares       Per Share
                                (Numerator)    (Denominator)    Amount         (Numerator)    (Denominator)    Amount
                                -----------    -------------   ---------       -----------    -------------   ---------
Net Earnings                    $       241                                    $       735
                                ===========                                    ===========

Basic EPS Earnings available
  to common shareholders               $241        2,418,813   $    0.10       $       735        2,397,945   $    0.31
Effect of Dilutive Securities
  Options                                 -           33,800           -                 -           58,013           -
                                -----------    -------------   ---------       -----------    -------------   ---------
Diluted EPS Earnings
  Available to common
  Shareholders plus assumed
  Conversions                   $       241        2,452,613   $    0.10       $       735        2,455,958   $    0.30
                                ===========        =========   =========       ===========        =========   =========




                                                           For the three months ended June 30,
                                                           -----------------------------------
                                                   2000                                           1999
                                ----------------------------------------       ----------------------------------------
                                  Earnings        Shares       Per Share         Earnings        Shares       Per Share
                                (Numerator)    (Denominator)    Amount         (Numerator)    (Denominator)    Amount
                                -----------    -------------   ---------       -----------    -------------   ---------
Net Earnings                    $       197                                    $       382
                                ===========                                    ===========

Basic EPS Earnings available
  to common shareholders        $       197        2,403,484   $   0.08        $       382        2,400,039   $    0.16

Effect of Dilutive Securities
  Options                                 -           39,603          -                  -           55,968           -
                                -----------    -------------   ---------       -----------    -------------   ---------
Diluted EPS Earnings
  Available to common
  shareholders plus assumed
  conversions                   $       197        2,443,087   $    0.08       $       382        2,456,007   $    0.16
                                ===========        =========   =========       ===========        =========   =========


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


                                                          For the six months ended June 30,
                                  -----------------------------------------------------------------------------------
                                                     2000                                      1999
                                  -----------------------------------------------------------------------------------
                                    BANKING     SMALL BUSINESS      TOTAL       BANKING   SMALL BUSINESS    TOTAL
                                    DIVISION    ADMINISTRATION     COMPANY     DIVISION   ADMINISTRATION   COMPANY
                                                    LENDING                                  LENDING
                                                   DIVISION                                  DIVISION
                                                    ("SBA)                                    ("SBA)
                                  -----------------------------------------------------------------------------------
                                                                (dollars in thousands)
Interest income                      $   6,675      $      2,083   $    8,758    $  4,128    $     2,028   $   6,156
Interest expense                         2,377             1,531        3,908         830          1,067       1,897
                                  -----------------------------------------------------------------------------------
Net interest income before
provision                                4,298               552        4,850       3,298            961       4,259
Allowance for loan losses                  268                69          337         315              -         315
Other income                               550               537        1,087         580          2,246       2,826
Other expenses                           3,718             1,474        5,192       4,121          1,398       5,519
                                  -----------------------------------------------------------------------------------
Income before income taxes                 862              (454)         408        (558)          1,809       1,251
Income taxes                               355              (188)         167        (231)            747         516
                                  -----------------------------------------------------------------------------------
Net income                           $     507     $        (266)  $      241   $    (327)   $      1,062  $      735
                                  ===================================================================================
Asset employed at quarter end        $ 174,113     $      59,279   $  233,392   $ 122,045    $     33,563  $  155,608
                                  ===================================================================================


                                                         For the three months ended June 30,
                                  -----------------------------------------------------------------------------------
                                                     2000                                      1999
                                  -----------------------------------------------------------------------------------
                                    BANKING     SMALL BUSINESS      TOTAL       BANKING   SMALL BUSINESS    TOTAL
                                    DIVISION    ADMINISTRATION     COMPANY     DIVISION   ADMINISTRATION   COMPANY
                                                    LENDING                                  LENDING
                                                   DIVISION                                  DIVISION
                                                     ("SBA)                                   ("SBA)
                                  -----------------------------------------------------------------------------------
                                                                (dollars in thousands)
Interest income                      $   3,634     $       1,189   $    4,823   $   2,244     $      959   $   3,203
Interest expense                         1,317               889        2,206         499            507       1,006
                                  -----------------------------------------------------------------------------------
Net interest income before
provision                                2,317               300        2,617       1,745            452       2,197
Allowance for loan losses                  147                30          177         165              -         165
Other income                               269               208          477         149          1,265       1,414
Other expenses                           1,829               755        2,584       2,153            644       2,797
                                  -----------------------------------------------------------------------------------
Income before income taxes                 610              (277)         333        (424)         1,073         649
Income taxes                               251              (115)         136        (176)           443         267
                                  -----------------------------------------------------------------------------------
Net income                           $     359     $        (162)  $      197   $    (248)    $      630   $     382
                                  ===================================================================================
Asset employed at quarter end        $ 174,113     $      59,279   $  233,392   $ 122,045     $   33,563   $ 155,608
                                  ===================================================================================


NOTE 8 RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was effective for all fiscal quarters beginning after June 15, 1999. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued, which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The adoption of the provisions of SFAS No. 133, as amended by SFAS No. 137 and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement
No. 133" issued June 2000, is not expected to have a material impact on the results of operations, the financial position, or cash flows of the Company.

In December 1999, the Securities and Exchange Committee issued Staff Accounting Bulletin 101, Revenue Recognition ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues in financial statements. Implementation of SAB 101, which was delayed by the issuance of SAB 101A on March 27, 2000 and SAB 101B on June 26, 2000 is required by the fourth quarter of 2000. It is not expected that the adoption of SAB 101, as amended, will have a material impact on the Company's results of operations, financial position or cash flows.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced the financial performance of the Company for the six and three months ended June 30, 2000. This analysis should be read in conjunction with the Company's 1999 Annual Report as filed on form 10KSB and with the unaudited financial statements and notes as set forth in this report.

Statements concerning future performance, developments or events concerning expectation for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations.

RESULTS OF OPERATIONS

NET INCOME

Net income decreased 67.21% to $241,000 for the six months ended June 30, 2000 compared to $735,000 for the six months ended June 30, 1999. Basic earnings per share was $0.10 and $0.31 for the six months ended June 30, 2000 and 1999, respectively. Diluted earnings per share was $0.10 and $0.30 for the six months ended June 30, 2000 and 1999, respectively. Earnings per share for the six months ended June 30, 1999 were adjusted for the effects of a stock dividend paid in November 1999. The decrease in net income was mainly due to the decrease in other operating income, partially offset by an increase in net interest income after provision for loan losses and a decrease in other operating expenses. Interest income increased due to an increase in average interest earning assets, and other operating income decreased during the six months ended June 30, 2000 due to the Company's change in policy from selling the guaranteed and unguaranteed portions of SBA 7a loans to retention of the SBA 7a loans. This change in policy became effective January 1, 2000. Although management anticipates that earnings will improve throughout each of the remaining quarters of 2000, the net income for the year will be significantly reduced when compared to 1999. Management expects that earnings will improve significantly in 2001 as the increased net interest income will more than offset the revenue from gain on sale of loans.

Return on average assets for the six months ended June 30, 2000 was 0.23% compared to 1.04% for the six months ended June 30, 1999. The decrease in the return on average assets from 1999 to 2000 was due to the reduction in net income noted above, combined with the 50% growth in total assets, which was part of the Company's strategic plan. The return on average equity was 4.30% for the six months ended June 30, 2000 compared to 14.77% for the six months ended June 30, 1999.

Net income decreased 48.43% to $197,000 for the three months ended June 30, 2000 compared to $382,000 for the three months ended June 30, 1999. Basic earnings per share were $0.08 and $0.16 for the three months ended June 30, 2000 and 1999, respectively. Diluted earnings per share were $0.08 and $0.16 for the three months ended June 30, 2000 and 1999, respectively. Earnings per share for the three months ended June 30, 1999 were adjusted for the effects of a stock dividend paid in December 1999. The decrease in net income was mainly due to the decrease in other operating income, partially offset by an increase in net interest income after provision for loan losses and a decrease in other operating expenses. Interest income increased due to an increase in average interest earning assets, and other operating income decreased during the three months ended June 30, 2000 due to the Company's change in policy from selling the guaranteed and unguaranteed portions of SBA 7a loans to retention of the SBA 7a loans. This change in policy became effective January 1, 2000.

Return on average assets for the three months ended June 30, 2000 was 0.36% compared to 1.03% for the three months ended June 30, 1999. The decrease in the return on average assets from 1999 to 2000 was due to the decrease in net income, as noted above. The return on average equity was 7.10% for the three months ended June 30, 2000 compared to 14.97% for the three months ended June 30, 1999.

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


                                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                          ---------------------------------------------------------------------------------
                                                            2000                                   1999
                                          ---------------------------------------------------------------------------------
                                            AVERAGE       INTEREST       AVERAGE     AVERAGE      INTEREST       AVERAGE
                                            BALANCE     EARNED/PAID    RATE/YIELD    BALANCE     EARNED/PAID    RATE/YIELD
                                          ---------------------------------------------------------------------------------
Average assets
     Securities and time at other banks          7,924           227       5.76%      2,883               82       5.74%
     Fed funds sold                             12,085           345       5.74%     10,067              233       4.67%
     Loans
        Commercial                              72,642         3,257       9.02%     52,959            2,712      10.33%
        Real Estate                             90,792         4,610      10.21%     57,354            2,874      10.11%
        Consumer                                 7,259           319       8.84%      5,558              255       9.25%
                                             -----------------------              --------------------------
     Total loans                               170,693         8,186       9.64%    115,871            5,841      10.17%
                                             -----------------------              --------------------------
     Total earning assets                      190,702         8,758       9.24%    128,821            6,156       9.64%
     Non earning assets                         16,289                               14,055
                                             ---------                            ---------
     Total average assets                    $ 206,991                            $ 142,876
                                             =========                            =========


Average liabilities and shareholders equity
     Interest bearing deposits
        Savings and interest bearing accounts   58,749           654       2.24%     62,683              767       2.47%
        Time deposits                           98,028         2,833       5.81%     44,385            1,087       4.94%
                                             -----------------------              --------------------------
     Total interest bearing deposits           156,777         3,487       4.47%    107,068            1,854       3.49%
     Demand deposits                            28,850             -          -      23,471                -
     Sub-debt                                    5,440           302      11.16%          -
     Other borrowings                            2,360           119      10.14%        949               43       9.14%
                                             -----------------------              --------------------------
     Total interest bearing liabilities        193,427         3,908       4.06%    131,488            1,897       2.91%
     Accrued expenses and other liabilities      2,289                                1,353
     Net shareholders equity                    11,275                               10,035
                                               -------                              -------
     Total average liabilities
     shareholders equity                       206,991                              142,876
                                             =========                            =========
     Net interest spread                                                   5.18%                                   6.73%
                                                                     ==========                               =========

     Net interest income                                       4,850                                   4,259
                                                           =========                                ========
     Net yield on interest earnings assets                                 5.11%                                   6.67%
                                                                     ----------                               ---------


Interest income for the six months ended June 30, 2000 increased to $8.8 million, compared to $6.2 million for the six months ended June 30, 1999. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $190.7 million for the six months ended June 30, 2000 compared to $128.8 million for the six months ended June 30, 1999. The yield on interest earning assets decreased to 9.24% for the six months ended June 30, 2000 compared to

9.64% for the six months ended June 30, 1999. During the fourth quarter of 1999, the Company changed its estimates as to the costs of originating a loan, which resulted in a higher monthly amortization cost being charged against interest income. This in turn reduced the yield on the loans originated. In addition, increased competition by other financial intermediaries has resulted in tighter margins than had previously been experienced by the Company. The largest single component of interest earning assets was loans receivable, which had an average balance of $170.7 million with a yield of 9.64% for the six months ended June 30, 2000 compared to $115.9 million with a yield of 10.17% for the six months ended June 30, 1999. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company's strategic plan, including the retention of SBA 7a loans.

Interest expense for the six months ended June 30, 2000 increased to $3.9 million compared to $1.9 million for the six months ended June 30, 1999. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities. Average interest-bearing liabilities increased to $193.4 million for the six months ended June 30, 2000 compared to $131.5 million for the six months ended June 30, 1999. Average time deposits increased to $98.0 million with a cost of 5.81% for the six months ended June 30, 2000 compared to $44.4 million with a cost of 4.94% for the six months ended June 30, 1999. Beginning on January 1, 2000, the Company changed its policy regarding the sale of SBA 7a loans from one of selling the guaranteed and unguaranteed portions to retaining the guaranteed and unguaranteed portions. The resulting increase in total loans is being funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits. Although the wholesale deposits have a higher interest rate, there is limited operating costs associated with acquiring and managing these liabilities. As of June 30, 2000 wholesale deposits totaled $22.1 million and have maturities ranging from three months to one year. In addition, interest rates in general have risen considerably from the second quarter of 1999 to the second quarter of 2000.

Other average borrowings increased to $7.8 million with a cost of 10.85% for the six months ended June 30, 2000, compared to $1.0 million with a cost of 9.14% for the six months ended June 30, 1999.The Company borrowed $3.2 million in June, 1999, of which $3.0 million was used to increase capital at its Bank subsidiary. The Company's subsidiary, Community (CA) Capital Trust I, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The Company used the proceeds to pay off the $3.2 million in borrowed funds, and invested an additional $6.0 million in the Bank.


                                           AVERAGE     INTEREST       AVERAGE     AVERAGE      INTEREST       AVERAGE
                                           BALANCE    EARNED/PAID    RATE/YIELD   BALANCE     EARNED/PAID    RATE/YIELD
Average Assets
     Securities and time at other banks        8,086            120        5.97%      3,157              30        3.81%
     Fed funds sold                           16,443            242        5.92%     14,535             170        4.69%
     Loans
        Commercial                            78,089          1,790        9.22%     51,761           1,384       10.72%
        Real Estate                           96,203          2,510       10.49%     58,814           1,485       10.13%
        Consumer                               7,287            161        8.89%      5,840             134        9.20%
                                           ------------------------               -------------------------
     Total loans                             181,579          4,461        9.88%    116,415           3,003       10.35%
                                           ------------------------               -------------------------
     Total earning assets                    206,108          4,823        9.41%    134,107           3,203        9.58%
     Non earning assets                       15,732                                 15,174
                                           ---------                              ---------
     Total average assets                  $ 221,840                              $ 149,281
                                           =========                              =========


Average liabilities and shareholders
equity
     Interest bearing deposits
        Savings and interest bearing
          accounts                            59,352            311        2.11%     64,769             399        2.47%
        Time deposits                        108,014          1,588        5.91%     46,494             586        5.06%
                                           ------------------------               -------------------------
     Total interest bearing deposits         167,366          1,899        4.56%    111,263             985        3.55%
     Demand deposits                          30,026              -        0.00%     25,380               -        0.00%
     Sub-debt                                 10,000            277       11.14%          -               -        0.00%
     Other borrowings                          1,055             30       11.44%        922              21        9.14%
                                           ------------------------               -------------------------
     Total interest bearing liabilities      208,447          2,206        4.26%    137,565           1,006        2.93%
     Accrued expenses and other liabilities    2,240                                  1,482
     Net shareholders Equity                  11,153                                 10,234
                                           ---------                              ---------
     Total average liabilities
       shareholders equity                   221,840                                149,281
                                           =========                              =========

     Net interest spread                                                   5.15%                                   6.65%
                                                                       ========                                ========
     Net interest income                                      2,617                                   2,197
                                                        ===========                              ==========
     Net yield on interest earnings assets                                 5.11%                                   6.57%
                                                                       ========                                ========



Interest income for the three months ended June 30, 2000 increased to $4.8 million, compared to $3.2 million for the three months ended June 30, 1999. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $206.1 million for the three months ended June 30, 2000 compared to $134.1 million for the three months ended June 30, 1999. The yield on interest earning assets decreased to 9.41% for the three months ended June 30, 2000 compared to 9.58% for the three months ended June 30, 1999. During the fourth quarter of 1999, the Company changed its estimates as to the costs of originating a loan, which resulted in a higher monthly amortization cost being charged against interest income. This in turn reduced the yield on the loans originated. In addition, increased competition by other financial intermediaries has resulted in tighter margins than had previously been experienced by the Company. The largest single component of interest earning assets was loans receivable, which had an average balance of $181.6 million with a yield of 9.88% for the three months ended June 30, 2000 compared to $116.4 million with a yield of 10.35% for the three months ended June 30, 1999. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company's strategic plan, including the retention of SBA 7a loans.

Interest expense for the three months ended June 30, 2000 increased to $2.2 million compared to $1.0 million for the three months ended June 30, 1999. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities. Average interest-bearing liabilities increased to $208.4 million for the three months ended June 30, 2000 compared to $137.6 million for the three months ended June 30, 1999. Average time deposits increased to $108.0 million with a cost of 5.91% for the three months ended June 30, 2000 compared to $46.5 million with a cost of 5.06% for the three months ended June 30, 1999. Beginning on January 1, 2000, the Company changed its policy regarding the sale of SBA 7a loans from one of selling the guaranteed and unguaranteed portions to retaining the guaranteed and unguaranteed portions. The resulting increase in total loans is being funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits. Although the wholesale deposits have a higher interest rate, there is limited operating costs associated with acquiring and managing these liabilities. In addition, interest rates in general have risen considerably from the second quarter of 1999 to the second quarter of 2000.

Other average borrowings increased to $11.1 million with a cost of 11.17% for the three months ended June 30, 2000, compared to $1.0 million with a cost of 9.14% for the three months ended June 30, 1999.The Company borrowed $3.2 million in June, 1999, of which $3.0 million was used to increase capital at its Bank subsidiary. The Company's subsidiary, Community (CA) Capital Trust I, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The Company used the proceeds to pay off the $3.2 million in borrowed funds, and invested an additional $6.0 million in the Bank.

NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN LOSSES

Net interest income before provision for estimated loan losses for the six months ended June 30, 2000 was $4.9 million, compared to $4.3 million for the six months ended June 30, 1999. This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin. Average interest earning assets were $190.7 million for the six months ended June 30, 2000 with a net interest margin of 5.11% compared to $128.8 million with a net interest margin of 6.67% for the six months ended June 30, 1999. The decline in the net interest margin was primarily due to the rising interest rate environment, combined with the increased use of certificates of deposits as well as other borrowed funds in order to support its expanding loan portfolio. In addition, the decline in yield on interest earning assets due to the change of estimates regarding the cost of originating a loan and the increased competition in the market place contributed to the decreased margin. Management believes that a rising interest rate environment will positively effect the yield on interest earning assets in the future, while the increased cost of liabilities through the additional use of wholesale deposits and borrowed funds will offset this improvement, resulting in a slightly reduced margin for the subsequent quarters in 2000. However, management believes that the increased volume of interest earning assets due to the retention of SBA 7a loans will result in a significantly higher net interest income in the future.

Net interest income before provision for estimated loan losses for the three months ended June 30, 2000 was $2.6 million, compared to $2.2 million for the three months ended June 30, 1999. This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin. Average interest earning assets were $206.1 million for the three months ended June 30, 2000 with a net interest margin of 5.11% compared to $134.1 million with a net interest margin of 6.57% for the three months ended June 30, 1999. The decline in the net interest margin was primarily due to the rising interest rate environment, combined with the increased use of certificates of deposits as well as other borrowed funds in order to support its expanding loan portfolio. In addition, the decline in yield on interest earning assets due to the change of estimates regarding the cost of originating a loan and the increased competition in the market place contributed to the decreased margin.

PROVISION FOR LOAN LOSSES

Net charge offs totaled $27,000 for the six months ended June 30, 2000 compared to $21,000 during the six months ended June 30, 1999. Due to the growth in loans and the historical loss experience associated with the various loan types, the provision for loan losses totaled $337,000 for the six months ended June 30, 2000 compared to $315,000 for the six months ended June 30, 1999. As a result of the increase in total loans outstanding, management increased the allowance for loan losses to $1.6 million as of June 30, 2000 compared to $1.3 million as of June 30, 1999. As of June 30, 2000, the allowance was 0.83% of total gross loans compared to 1.15% as of June 30, 1999. When excluding the guaranteed portions of loans and loans held for sale, the allowance was 1.02% and 1.23% respectively as a percentage of total gross loans as of June 30, 2000 and June 30, 1999. The allowance for loan losses as a percentage of nonaccrual loans was 92.74% as of June 30, 2000 compared to 120.07% as of June 30, 1999. When excluding the guaranteed portion of nonaccrual loans, the allowance for loan losses as a percentage of nonaccrual loans was 292.81% as of June 30, 2000 compared to 155.13% as of June 30, 1999.

For the three months ended June 30, 2000, net charge offs totaled $68,000 compared to $21,000 for the three months ended June 30, 1999. Provisions for loan losses totaled $177,000 for the three months ended June 30, 2000 compared to $165,000 for the three months ended June 30, 1999.

Nonaccrual loans as of June 30, 2000 were $1.8 million, of which $1.2 million is guaranteed by the SBA, compared to $1.8 million, with $1.4 million guaranteed by the SBA as of December 31, 1999 and $1.1 million, with $242,000 guaranteed by the SBA as of June 30, 1999.

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

OTHER OPERATING INCOME

Other operating income represents non-interest types of revenue and is comprised primarily of other fee income, loan servicing fees and service charges on deposit accounts. Prior to January 1, 2000 gain on sale income made up a significant portion of other fee income. Other operating income was $1.1 million for the six months ended June 30, 2000 compared to $2.8 million months ended June 30, 1999. This represents a decrease of $1.7 million, or 61.5%, when comparing the six month period ended June 30, 2000 to the six month period ended June 30, 1999. The decrease was mainly due to a decrease in the gain on sale of loans, which totaled $93,000 for the six month period ended June 30, 2000 compared to $1.7 million for the six month period ended June 30, 1999. The decrease in gain on sale of loans was due to a change in the Company's policy to retain SBA 7a loans versus selling such loans in the secondary market. The Company sold $6.4 million in mortgage loans and $2.6 million in SBA 504 loans during the six months ended June 30, 2000 compared to $18.5 million in mortgage loans and $28.7 million in SBA 504 and 7a loans during the six month period ended June 30, 1999.

Other operating income was $477,000 for the three months ended June 30, 2000 compared to $1.4 million for the three months ended June 30, 1999. This represents a decrease of $937,000, or 66.3%, when comparing the three month period ended June 30, 2000 to the three month period ended June 30, 1999. The decrease was mainly due to a decrease in the gain on sale of loans, which totaled $46,000 for the three month period ended June 30, 2000 compared to $849,000 for the three month period ended June 30, 1999. The decrease in gain on sale of loans was due to a change in the Company's policy to retain SBA 7a loans versus selling such loans in the secondary market. The Company sold $3.2 million in mortgage loans and $1.6 million in SBA 504 loans during the three months ended June 30, 2000 compared to $16.9 million in mortgage loans and $14.0 million in SBA 504 and 7a loans during the three month period ended June 30, 1999.

Prior to January 1, 2000, a major portion of other operating income was generated through the sale of loans consisting of SBA loans and mortgage loans. During the six months ended June 30, 2000, the Company originated $28.1 million in SBA government guaranteed loans compared to $22.3 million during the six months ended June 30, 1999. The Company originated $7.2 million in mortgage loans during the six months ended June 30, 2000 compared to $18.5 million for the six months ended June 30, 1999. The Company sold approximately $2.6 million in SBA 504 loans and $6.4 million in mortgage loans during the six month period ended June 30, 2000. This decrease reflects the change in the Company's strategy when compared to sales of $28.7 million in SBA loans and $18.5 million in mortgage loans sold during the six month period ended June 30, 1999. The sales for the six month period ended June 30, 2000 resulted in a gain of $93,000, compared to $1.7 million for the six month period ended June 30, 1999. Prior to 1999, the Company had not sold any unguaranteed portions of SBA loans. In the future, the Company may, from time to time, sell unguaranteed portions of SBA loans in order to manage its asset growth, capital and liquidity.

During the three months ended June 30, 2000, the Company originated $17.8 million in SBA government guaranteed loans compared to $10.3 million during the three months ended June 30, 1999. The Company originated $3.6 million in mortgage loans during the three months ended June 30, 2000 compared to $6.9 million for the three months ended June 30, 1999. The Company sold approximately $1.6 million in SBA 504 loans and $3.3 million in mortgage loans during the three month period ended June 30, 2000. This decrease reflects the change in the Company's strategy when compared to sales of $14.0 million in SBA loans and $6.9 million in mortgage loans sold during the three month period ended June 30, 1999. The sales for the three month period ended June 30, 2000 resulted in a gain of $46,000, compared to $849,000 for the three month period ended June 30, 1999. Prior to 1999, the Company had not sold any unguaranteed portions of SBA loans. In the future, the Company may, from time to time, sell unguaranteed portions of SBA loans in order to manage its asset growth, capital and liquidity.


Other fee income totaled $452,000 for the six months ended June 30, 2000 compared to $665,000 for the six months ended June 30, 1999. For the three months ended June 30, 2000 and 1999 other fee income totaled $157,000 and $362,000 respectively. The decrease in other fee income for the three month and six month periods reflect the decrease in fees from brokering of loans which the Company does not directly fund.

Servicing fees, net, totaled $323,000 for the six months ended June 30, 2000 compared to $270,000 for the six months ended June 30, 1999. For the quarter ended June 30, 2000 servicing fees, net, totaled $163,000 compared to $107,000 for the quarter ended June 30, 1999. The increase in servicing fees reflects the general industry trend of declining prepayment speeds on SBA loans, which is a result of the rising interest rate environment.

Customer service charges increased to $219,000 for the six months ended June 30, 2000 compared to $178,000 for the six months ended June 30, 1999. For the quarter ended June 30, 2000 customer service charges increased to $111,000 compared to $96,000 for the quarter ended June 30, 1999. This increase was due to the expansion of the branch operations as part of the Company's strategic plan.

OTHER OPERATING EXPENSES

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director, officer and employee expenses, office, ESOP loan and other expenses are the major categories of other operating expenses. Other operating expenses decreased to $5.2 million for the six months ended June 30, 2000 compared to $5.5 million for the six months ended June 30, 1999. For the three months ended June 30, 2000 and 1999, other operating expenses decreased to $2.6 million from $2.8 million.

The Company's efficiency ratio, which is the ratio of recurring operating expenses to net interest income before provision for loan losses plus non-interest income, increased to 87.45% for the six months ended June 30, 2000 compared to 77.61% for the six months ended June 30, 1999. The increase in efficiency ratio was due to the decrease in other operating income, and was partially offset by the increase in net interest income and decrease in operating expenses. Management anticipates the efficiency ratio will decline (improve) as the net interest income increases due to the retention of SBA 7a loans and growth in other loans. The majority of the cost decrease can be attributed to the change of estimates of the deferred cost associated with loan production. The effect of change of estimates was to decrease salary and benefit expense. Salary and benefit expenses decreased to $2.6 million for the six months ended June 30, 2000 compared to $3.1 million for the six months ended June 30, 1999. The decrease in salaries and benefit expenses was partially offset by an increase in other normal operating expenses, which were $2.6 million for the six months ended June 30, 2000 compared to $2.4 million for the six months ended June 30, 1999. The largest increase in other normal operating expenses was professional services, including legal, accounting and regulatory expenses, which increased to $352,000 for the six months ended June 30, 2000, compared to $237,000 for the six months ended June 30, 1999. The increase in professional expenses was due to additional costs of operating a holding company, along with increased litigation expenses due to the appeal of a lawsuit.

The following table compares each of the components of other operating expenses for the six months ended June 30, 2000 and 1999, respectively:


                                              FOR THE SIX MONTHS ENDED JUNE 30,  FOR THE THREE MONTHS ENDED JUNE 30,
                                              ---------------------------------  -----------------------------------
                                                2000        1999   CHANGE $       2000        1999     CHANGE $
 Other operating expenses:
    Salaries and employee benefits             2,628        3,145   (517)         1,259       1,574      (315)
    Occupancy                                    399          427    (28)           202         211        (9)
    Telephone                                    131          127      4             63          72        (9)
    Premises and equipment                       285          243     42            140         119        21
    Marketing and promotions                     152          155     (3)            83          80         3
    Data processing                              410          362     48            196         181        15
    Professional services                        352          237    115            160         130        30
    Director, officer and employee
      expenses                                   239          244     (5)           129         134        (5)
    Office expenses                              154          189    (35)            73          92       (19)
    ESOP loan expense                            102          102      -             51          51         -
    Other non-recurring expense                    -           20    (20)             -           -         -
    Other expenses                               340          268   (128)           228         153        75
                                               -----        -----   ----          -----       -----      ----
       TOTAL OTHER OPERATING EXPENSES          5,192        5,519   (327)         2,584       2,797      (213)
                                               -----        -----   ----          -----       -----      ----


PROVISION FOR INCOME TAXES

The effective income tax rate was 40.9% for the six months ended June 30, 2000 compared to 41.2% for the six months ended June 30, 1999. Provisions for income taxes totaled $167,000 and $516,000 for the six months ended June 30, 2000 and 1999, respectively.

For the three months ended June 30, 2000 and 1999, the effective income tax rate was 40.8% and 41.1%, respectively. Provisions for income taxes totaled $136,000 and $267,000 for the three months ended June 30, 2000 and 1999, respectively.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 COMPARED TO DECEMBER 31, 1999

Total assets of the Company increased to $233.4 million as of June 30, 2000 compared to $175.8 million as of December 31, 1999 and $155.6 million as of June 30, 1999. This increase was due to the growth in net loans to $195.7 million as of June 30, 2000, compared to $144.2 million as of December 31, 1999, and were $110.7 million as of June 30, 1999.

Deposits grew to $208.6 million as of June 30, 2000 compared to $158.1 million as of December 31, 1999 and were $139.9 million as of June 30, 1999. Cash and cash equivalents increased to $20.5 million as of June 30, 2000 compared to $15.4 million as of December 31, 1999 and were $28.7 million as of June 30, 1999. The increase in cash and cash equivalents was due to the increase in deposits combined with the proceeds received from the Trust Preferred offering. See "Capital."

Shareholders' equity was approximately the same, totaling $11.3 million as of June 30, 2000 and of December 31, 1999, and was $10.4 million as of June 30, 1999. Please refer to the capital section of this discussion for further information.

INVESTMENTS

The Company's investment portfolio consists primarily of certificates of deposit with other financial institutions, agency securities and overnight investments in the Federal Funds market. As of June 30, 2000, certificates of deposit with other financial institutions totaled $1.3 million, compared to $800,000 as of December 31, 1999 and June 30, 1999. At each of the periods $500,000 was pledged as collateral for the Employee Stock Ownership Plan ("ESOP") loan from another California bank which is funding the Company's ESOP. US Government and other securities totaled $ 6.7 million as of June 30, 2000 and December 31, 1999, and were $6.4 million as of June 30, 1999. These securities are held as collateral for public funds and treasury, tax and loan deposits. Average Federal Funds sold for the six months ended June 30, 2000 was $12.1 million compared to $10.1 million for the six months ended June 30, 1999.

LOANS

Loan balances, net of the allowance for loan losses, increased to $195.7 million as of June 30, 2000 compared to $144.2 million as of December 31, 1999 and $110.7 million as of June 30, 1999. A healthy loan demand resulted in a 71.4% annualized growth rate in total gross loans for the six months ended June 30, 2000, led by a 51.9% annualized increase in real estate commercial and multi-family loans. This rapid increase is due to the retention of the SBA 7a loans, as part of the Company's change in strategy, which became effective January 1, 2000. The servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Company was $87.8 million as of June 30, 2000 compared to $92.2 million as of December 31, 1999 and $92.0 million as of June 30, 1999.










LOAN ORIGINATION AND SALE. The following table sets forth the Company's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:


                                         At or for the six months     At or for the three months
                                                ended June 30,               ended June 30,
                                         ----------------------------------------------------------
                                              2000          1999           2000          1999
                                         ----------------------------------------------------------
                                            (dollars in thousands)
Beginning balance                               144,194       108,709        169,228       115,803
Loans originated:
      Commercial loans                            9,686        10,274          6,429         6,064
      Real estate:
        Construction loans                       39,280        24,761         26,176        16,227
        One-to four-family                       22,041        25,882          8,972        11,298
        Commercial                               41,132        23,433         23,625         8,491
      Consumer                                    4,294         2,326          2,136         1,069
                                         ----------------------------------------------------------
          Total loans originated                116,433        86,676         67,338        43,149
Loans sold
      Real estate:
        One-to four-family                        6,372        18,515          3,263         6,902
        Commercial                                2,601        28,730          1,562        13,986
                                         ----------------------------------------------------------
          Total loans sold                        8,973        47,245          4,825        20,888
Less:
      Principal repayments                       56,195        36,803         36,014        27,129
      Other net charges (1)                        (263)          631              5           229
                                         ----------------------------------------------------------
          Total Loans                           195,722       110,706        195,722       110,706
                                         ==========================================================


-------------
(1) Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

NONPERFORMING ASSETS. Nonperforming assets consist of nonperforming loans and other real estate owned ("OREO"). Nonperforming loans are those loans which have
(i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or placed on nonaccrual status.

         The following table sets forth the Company's non-performing assets at the dates indicated:


                                                                     JUNE 30,     DECEMBER 31,    JUNE 30,
                                                                       2000          1999           1999
                                                                   -------------------------------------------
                                                                       (dollars in thousands)
Total loans ....................................................   $   197,359    $   145,521    $   111,992
Total loans held for investment ................................       187,749        142,667        104,339
Government guaranteed portion of total loans ...................        24,495         10,653          5,097
Non-accrual loans ..............................................   $     1,765    $     1,809    $     1,071
Troubled debt restructurings ...................................             -              -              -
Loans contractually past due 90 days or more with respect
     to either principal or interest and still accruing interest             -              -              -
                                                                   -----------    -----------    -----------
     Total non-performing loans ................................         1,765          1,809          1,071
Other real estate owned ........................................             -              -              -
                                                                   -----------    -----------    -----------
Total non-performing assets ....................................   $     1,765    $     1,809    $     1,071
                                                                   ===========    ===========    ===========
Non-performing loans net of government guarantees ..............   $       559    $       414    $       905
Allowance for loan losses to total loans .......................          0.83%          0.91%          1.15%

Allowance for loan losses to total loans held for
  investment, net of gov't guarantees ..........................          1.02%          1.01%          1.30%

Allowance for loan losses to nonaccrual loans ..................         92.75%         73.36%        120.07%
Allowance for loan losses to non-performing loans ..............         92.75%         73.36%        120.07%
Allowance for loan losses to non-performing  loans, net of
  gov't Guarantees ..............................................       292.84%        320.53%        142.10%
Allowance for loan losses to non-performing assets .............         92.75%        120.07%         73.36%
Total non-performing assets to total assets ....................          0.76%          1.03%          0.69%
Total non-performing loans net of gov't Guarantees, to
  total assets .................................................          0.24%          0.24%          0.58%
Total non-performing loans to total loans ......................          0.89%          1.24%          0.96%
Total non-performing loans, net of gov't Guarantees, to
  total Loans ..................................................          0.28%          0.28%          0.81%


NONACCRUAL LOANS. Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. As of June 30, 2000, December 31, 1999 and June 30, 1999, all impaired or nonaccrual loans were collateral-dependent. The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. The Company had seven loans on nonaccrual status as of June 30, 2000, totaling $1.8 million. Of this total $1.2 million is guaranteed by the SBA. As of December 31, 1999, the Company had eight loans on nonaccrual status, totaling $1.8 million, with $1.4 million guaranteed by the SBA. As of June 30, 1999 the Company had six loans on nonaccrual status, totaling $1.1 million with $166,000 guaranteed by the SBA.

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

The following table sets forth information regarding the Company's allowance for loan losses at the dates and for the periods indicated:


                                                                            AT OR FOR THE SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                     ----------------------------------------
                                                                             2000                1999
                                                                     ----------------------------------------
                                                                             (dollars in thousands)
Balance at beginning of period...................                           $1,327                 $992
Chargeoffs:
     Real estate loans:
         One- to four- family....................                                -                    -
         Commercial..............................                               58                   19
     Consumer....................................                               19                    4
                                                                            ------                 ----
         Total chargeoffs........................                               77                   23
Recoveries:
     Real estate loans:
         One- to four-family.....................                                -                    -
         Commercial..............................                               49                    1
     Consumer....................................                                1                    1
                                                                            ------                 ----
                Total recoveries.................                               50                    2
                                                                            ------                 ----
Net chargeoffs...................................                               27                   21
Provision for loan losses........................                              337                  315
                                                                            ------                 ----
Balance at end of period.........................                           $1,637               $1,286
                                                                            ======               ======
Net charge offs to average loans.................                             0.03%                0.04%


As of June 30, 2000 the balance in the allowance for loan losses was $1.6 million compared to $1.3 million as of June 30, 1999. As a percentage of total loans the allowance was 0.83% as of June 30, 2000 compared to 1.15% as of June 30, 1999. As a percentage of total loans held for investment, net of the government guarantees, the allowance was 1.02% as of June 30, 2000, compared to 1.30% as of June 30, 1999. Management believes the allowance at June 30, 2000 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

OTHER REAL ESTATE OWNED. There was no other real estate owned during the six months ended June 30, 2000 and 1999.

CAPITAL

The Company's capital was approximately the same, totaling $11.3 million as of June 30, 1999 and December 31, 1999. In 1997 the Company adopted an Employee Stock Ownership Plan ("ESOP") which was funded with a $1.2 million line of credit. As of June 30, 2000 the indebtedness of the ESOP in the amount of $1.0 million is shown as a deduction from shareholders' equity. In future years capital will be increased as the unearned ESOP contributions are made by the Company. During the three month period ended June 30, 2000, the Company repaid principal totaling $51,000, and advanced $325,000 against the line. The Company will be advancing an additional $130,000 during the remainder of 2000, and is planning to contribute approximately $204,000 annually to this program.

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

At June 30, 2000 and December 31, 1999, all capital ratios were above all current Federal capital guidelines for a "well capitalized" bank. As of June 30, 2000, the Bank's regulatory total capital to risk-weighted assets ratio was 12.09% compared to 10.87% as of December 31, 1999. The Bank's regulatory tier 1 capital to risk-weighted assets ratio was 11.22% as of June 30, 2000 compared to 9.94% as of December 31, 1999. The Bank's regulatory tier 1 capital to average assets ratio was 9.56% as of June 30, 2000 compared to 8.5% as of December 31, 1999.

As of June 30, 2000, the Company's regulatory total capital to risk-weighted assets ratio was 9.06% compared to 8.71% as of December 31, 1999. The Company's regulatory tier 1 capital to risk-weighted assets ratio was 8.18% as of June 30, 2000, compared to 7.78% as of December 31, 1999. The Company's regulatory tier 1 capital to average assets ratio was 6.82% as of June 30, 2000, compared to 6.67% as of December 31, 1999.

LIQUIDITY

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of June 30, 2000 liquid assets as a percentage of deposits were 11.7% compared to 12.1% as of December 31, 1999.

PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

None to report.

ITEM 2   CHANGES IN SECURITIES

None to report

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None to report

ITEM 4   SUBMISSION OF MATTERS TO SECURITY HOLDERS

On May 31, 2000 the Company had its annual Shareholders Meeting. At the meeting the shareholders elected the following directors:


------------------------------ ---------------- -------------- -----------------
          DIRECTORS               VOTES FOR        VOTES       SHARES NOT VOTED
                                                  WITHHELD
------------------------------ ---------------- -------------- -----------------
E. Steve LeFevre                     2,143,630         37,535           355,816
------------------------------ ---------------- -------------- -----------------
Corey Seale                          2,143,520         37,645           355,816
------------------------------ ---------------- -------------- -----------------
Granger Haugh                        2,165,415         15,750           355,816
------------------------------ ---------------- -------------- -----------------
Robert H.S. Kirkpatrick              2,165,282         15,883           355,816
------------------------------ ---------------- -------------- -----------------
Philip O. Oberhansley                2,165,415         15,750           355,816
------------------------------ ---------------- -------------- -----------------
Thomas E. Swanson                    2,165,415         15,750           355,816
------------------------------ ---------------- -------------- -----------------
Gary M. Youmans                      2,165,415         15,750           355,816
------------------------------ ---------------- -------------- -----------------


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



                                     COMMUNITY BANCORP INC.
                                           (Registrant)




Date  August 14, 2000                /s/ THOMAS E. SWANSON
     ----------------                -------------------------------------------
                                     Thomas E. Swanson
                                     President and Chief Executive Officer



Date  August 14, 2000                /s/ L. BRUCE MILLS, JR.
     ----------------                -------------------------------------------
                                     L. Bruce Mills, Jr.
                                     Sr. Vice President, Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.       EXHIBIT

27       Financial Data Schedule