Form 10-Q
period 2000-09-30
COMMUNITY BANCORP INC
filed 2000-11-14
CIK 1089503

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______________.

                      COMMISSION FILE NO. 000 - 26505
                          COMMUNITY BANCORP INC.
          (Exact name of registrant as specified in its charter)

            DELAWARE                                     33-0859334
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


130 WEST FALLBROOK STREET, FALLBROOK, CA                    92028
-----------------------------------------               -------------
 (Address of principal executive offices)                 (Zip Code)

                  Issuer's telephone number: (760) 723-8811
                                             --------------

                                    None
                                    ----

       (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Number of shares of common stock outstanding as of September 30, 2000: 2,544,257

         Transitional Small Business Disclosure Format (check one):  Yes [ ]
No [x]

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


 COMMUNITY BANCORP INC.
 CONSOLIDATED BALANCE SHEETS
 (DOLLARS IN THOUSANDS)                                                       SEPTEMBER 30,      DECEMBER 31,
 (UNAUDITED)                                                                       2000              1999
------------------------------------------------------------------------------------------------------------
 ASSETS

 Cash and cash equivalents                                                       $ 26,923          $  15,376
 Interest bearing deposits in financial institutions                                  784                800
 Federal Reserve Bank stock                                                           253                253
 Investment securities held-to-maturity, at amortized cost                          6,220              6,710
 Loans held for investment                                                        212,481            142,667
    Less allowance for loan losses                                                 (1,823)            (1,327)
                                                                               ----------          ---------
       Net loans held for investment                                              210,658            141,340
 Loans held for sale                                                               13,566              2,854
 Premises and equipment, net                                                        2,278              2,392
 Accrued interest and other assets                                                  3,836              2,957
 Deferred tax asset                                                                   744                744
 Servicing asset, net                                                               1,566              1,796
 Interest-only strip, at fair value                                                   494                551
                                                                               ----------          ---------
       Total Assets                                                            $  267,322          $ 175,773
                                                                               ==========          =========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
    Interest bearing                                                            $ 207,728          $ 129,795
    Non-interest bearing                                                           33,486             28,337
                                                                               ----------          ---------
       Total deposits                                                             241,214            158,132
 Other borrowings                                                                  10,967              3,971
 Accrued expenses and other liabilities                                             3,389              2,333
                                                                               ----------          ---------
       Total liabilities                                                          255,570            164,436

 SHAREHOLDERS' EQUITY
 Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding, 2,544,000 at September 30, 2000 and
    2,537,000 at December 31, 1999                                                  1,590              1,585
 Additional paid-in capital                                                         4,733              4,713
 Unearned ESOP contribution                                                          (967)              (796)
 Retained earnings                                                                  6,401              5,835
 Treasury stock, at cost - 883 shares                                                  (5)                 -
                                                                               ----------          ---------
       Total shareholders' equity                                                  11,752             11,337
                                                                               ----------          ---------

       Total Liabilities and Shareholders' Equity                              $  267,322          $ 175,773
                                                                               ==========          =========


    See accompanying notes to unaudited consolidated financial statements.


 COMMUNITY BANCORP INC.
 CONSOLIDATED STATEMENTS OF INCOME                                         FOR THE NINE MONTHS       FOR THE THREE MONTHS
 (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)                      ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
 (UNAUDITED)                                                                2000         1999         2000          1999
---------------------------------------------------------------------------------------------------------------------------
 Interest income:
    Interest and fees on loans                                              $13,687      $8,874        $5,501       $3,033
    Interest on cash equivalents                                                542         416           197          183
    Interest on interest bearing deposits in financial institutions              37          30            13           10
    Interest on investment securities                                           303         167           100          105
                                                                            -------      ------        ------       ------
       TOTAL INTEREST INCOME                                                 14,569       9,487         5,811        3,331
                                                                            -------      ------        ------       ------

 Interest expense on deposits                                                 5,847       2,875         2,360        1,021
 Interest expense on other borrowed money                                       736         138           312           95
                                                                            -------      ------        ------       ------
       TOTAL INTEREST EXPENSE                                                 6,583       3,013         2,672        1,116
                                                                            -------      ------        ------       ------

 Net interest income before provision for loan losses                         7,986       6,474         3,139        2,215
 Provision for loan losses                                                      537         385           200           70
                                                                            -------      ------        ------       ------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          7,449       6,089         2,939        2,145

 Other operating income:
    Customer service charges                                                    317         282            98          104
    Other fee income                                                            707         989           255          324
    Net gain on sale of loans                                                   127       1,844            34          131
    Loan servicing fees, net                                                    486         432           163          162
                                                                            -------      ------        ------       ------
       TOTAL OTHER OPERATING INCOME                                           1,637       3,547           550          721
                                                                            -------      ------        ------       ------

 Other operating expenses:
    Salaries and employee benefits                                            4,187       4,555         1,559        1,410
    Occupancy                                                                   623         635           224          208
    Telephone                                                                   206         194            75           67
    Premises and equipment                                                      422         376           137          133
    Marketing and promotions                                                    239         174            87           19
    Data processing                                                             617         562           207          200
    Professional services                                                       522         403           170          166
    Director, officer and employee expenses                                     369         367           130          123
    Office expenses                                                             240         277            86           88
    ESOP loan expense                                                           154         153            52           51
    Other non-recurring expense                                                  69         362            69          342
    Other expenses                                                              474         395           137          127
                                                                            -------      ------        ------       ------
       TOTAL OTHER OPERATING EXPENSES                                         8,122       8,453         2,933        2,934
                                                                            -------      ------        ------       ------

 Income before income taxes                                                     964       1,183           556          (68)
 Income taxes                                                                   397         488           230          (28)
                                                                            -------      ------        ------       ------
 NET INCOME                                                                 $   567      $  695        $  326       $  (40)
                                                                            =======      ======        ======       =======
 COMPREHENSIVE INCOME                                                       $   567      $  695        $  326       $  (40)
                                                                            =======      ======        ======       =======
 Basic earnings per share                                                   $  0.24      $ 0.29        $ 0.14       $(0.02)
 Diluted earnings per share                                                 $  0.23      $ 0.28        $ 0.13       $(0.02)

    See accompanying notes to unaudited consolidated financial statements.


 COMMUNITY BANCORP INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLARS IN THOUSANDS)                                                                  FOR THE NINE MONTHS
 (UNAUDITED)                                                                              ENDED SEPTEMBER 30,
                                                                                        2000              1999
-----------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                          $     567         $     695
 Adjustments to reconcile net income to net cash used in
  operating activities:
    Depreciation and amortization                                                          413             1,116
    Provision for loan losses                                                              537               385
    Net gain on sale of loans                                                             (127)           (1,844)
    Loans originated for sale                                                          (23,498)          (61,209)
    Unrealized gain on interest-only strips                                                 (2)                -
    Capitalization of interest-only strips                                                   -                (7)
    Amortization of interest-only strips                                                    59               165
    Capitalization of servicing asset                                                        -              (390)
    Amortization of servicing asset                                                        199               263
    Writedown of servicing asset                                                            31               420
    Proceeds from sale of loans                                                         12,915            57,732
    Increase in accrued interest and other assets                                         (879)             (564)
    Increase (decrease) in accrued expenses and other liabilities                        1,056              (327)
                                                                                     ---------         ---------
       NET CASH USED IN OPERATING ACTIVITIES                                            (8,729)           (3,565)

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Net increase in loans                                                              (69,727)          (12,968)
    Net maturities of interest bearing time deposits                                        16                 -
    Maturities of securities held-to-maturity                                              500               900
    Purchase of securities held-to-maturity                                                 (6)           (5,963)
    Net additions to premises and equipment                                               (305)             (387)
                                                                                     ---------         ---------
       NET CASH USED IN INVESTING ACTIVITIES                                           (69,522)          (18,418)

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits:
       Interest bearing                                                                 77,933            11,518
       Non-interest bearing                                                              5,149             4,380
    Purchase of treasury stock                                                              (5)                -
    Exercise of stock options                                                               25                32
    Repayment of line of credit                                                         (3,329)             (153)
    Advances to ESOP                                                                       325                 -
    Proceeds from other borrowings                                                       9,700             3,175
                                                                                     ---------         ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                        89,798            18,952
                                                                                     ---------         ---------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             11,547            (3,031)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    $  15,376         $  16,314
                                                                                     ---------         ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  26,923         $  13,283
                                                                                     =========         =========

    See accompanying notes to unaudited consolidated financial statements.

                            COMMUNITY BANCORP INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                 (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim financial statements include Community Bancorp Inc. and its wholly owned subsidiaries Community National Bank (formerly Fallbrook National Bank) (the "Bank") and Community (CA) Capital Trust I (the "Trust"), (collectively, the "Company") as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report as found on Form 10KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2000, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2000 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

On October 10, 2000, Fallbrook National Bank, subsidiary of Community Bancorp Inc., officially changed its name to Community National Bank.

NOTE 2 LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES:

A summary of loans as of September 30, 2000 and December 31, 1999 is as follows:


                                                               September 30,       December 31,
                                                                    2000               1999
                                                             -------------------------------------
                                                                    (dollars in thousands)
Construction loans                                              $   43,742          $   27,661
Real estate one- to four-family                                     28,577              21,601
Real estate commercial and multi-family                            106,939              61,263
Consumer home equity lines of credit                                 2,567               2,649
Consumer other                                                      11,544               9,342
Aircraft                                                            23,124              17,113
Commercial                                                           9,556               6,064
                                                             --------------       ----------------
Total gross loans                                                  226,049             145,693
Deferred loan fees                                                     703                 688
Discounts on unguaranteed portion of loans retained                   (705)               (860)
Allowance for loan losses                                           (1,823)             (1,327)
                                                             --------------       ----------------
Net loans                                                       $  224,224          $  144,194
                                                             ==============       ================


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

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of September 30, 2000, there was no material difference between the Company's amortized carrying value for the servicing assets and the fair value and the Company had no valuation allowance established for these assets.

NOTE 4 CONTINGENCIES:

Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 5 FORMATION OF HOLDING COMPANY:

The Company was formed through a holding company reorganization of the Bank, wherein the Bank became the wholly owned subsidiary of the Company as of June 25, 1999. The transaction was based on a one for one exchange of shares of Bank stock for shares of common stock of the Company, and was not considered a taxable event for IRS purposes. Such business combination was accounted for at historical cost, similar to a pooling of interest. All references to periods prior to September 30, 1999 are references to financial statements of the Bank.

NOTE 6   EARNINGS PER SHARE

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                   2000                                           1999
                               -------------------------------------------    ----------------------------------------------
                                  Earnings        Shares       Per Share         Earnings        Shares       Per Share
                                (Numerator)    (Denominator)    Amount         (Numerator)    (Denominator)    Amount
                               --------------- -------------- ------------    --------------- -------------- ---------------
Net Earnings                       $567                                           $  695
                               ===============                                ===============

Basic EPS Earnings available
  to common shareholders           $567           2,406,691      $ 0.24           $  695         2,399,648      $ 0.29
Effect of Dilutive Securities
  Options                             -              38,711                               -         58,242
                               --------------- -------------- ------------    --------------- -------------- ---------------
Diluted EPS Earnings
  Available to common
  Shareholders plus assumed
  Conversions                      $567           2,445,402      $ 0.23           $  695         2,457,890      $ 0.28
                               =============== ============== ============    =============== ============== ===============




                                                         FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                   2000                                           1999
                               -------------------------------------------    ----------------------------------------------
                                  Earnings        Shares       Per Share         Earnings        Shares       Per Share
                                (Numerator)    (Denominator)    Amount         (Numerator)    (Denominator)    Amount
                               --------------- -------------- ------------    --------------- -------------- ---------------
Net Earnings                       $326                                           $  (40)
                               ===============                                ===============

Basic EPS Earnings available
  to common shareholders           $326           2,382,710      $ 0.14           $  (40)        2,402,999      $ (0.02)

Effect of Dilutive Securities
  Options                             -              48,282                            -            58,534
                               --------------- -------------- ------------    --------------- -------------- ---------------
Diluted EPS Earnings
  Available to common
  shareholders plus assumed
  conversions                      $326           2,430,992      $ 0.13           $  (40)        2,461,533      $ (0.02)
                               =============== ============== ============    =============== ============== ===============

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

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------------------------------
                                                                 2000                                        1999
                                         -----------------------------------------------------------------------------------------
                                            BANKING         SMALL BUSINESS      TOTAL       BANKING     SMALL BUSINESS     TOTAL
                                           DIVISION         ADMINISTRATION     COMPANY      DIVISION    ADMINISTRATION    COMPANY
                                                               LENDING                                     LENDING
                                                              DIVISION                                     DIVISION
                                                               ("SBA")                                      ("SBA")
                                         -----------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Interest income                             $ 10,795           $ 3,774         $ 14,569     $  6,658         $ 2,829     $ 9,487
Interest expense                               3,869             2,714            6,583        1,642           1,371       3,013
                                         -----------------------------------------------------------------------------------------
Net interest income before provision           6,926             1,060            7,986        5,016           1,458       6,474
Provision for loan losses                        530                 7              537          385               -         385
Other income                                     849               788            1,637        1,133           2,414       3,547
Other expenses                                 5,968             2,154            8,122        6,447           2,006       8,453
                                         -----------------------------------------------------------------------------------------
Income before income taxes                     1,277              (313)             964         (683)          1,866       1,183
Income taxes                                     526              (129)             397         (283)            771         488
                                         -----------------------------------------------------------------------------------------
Net income                                  $    751          $   (184)        $    567     $   (400)       $  1,095   $     695
                                         =========================================================================================
Asset employed at quarter end               $196,775          $ 70,547         $267,322     $120,967        $ 34,729   $ 155,696
                                         =========================================================================================


                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------------------------------------------------------
                                                                 2000                                        1999
                                         -----------------------------------------------------------------------------------------
                                            BANKING         SMALL BUSINESS       TOTAL      BANKING     SMALL BUSINESS     TOTAL
                                           DIVISION         ADMINISTRATION      COMPANY     DIVISION    ADMINISTRATION    COMPANY
                                                               LENDING                                     LENDING
                                                              DIVISION                                     DIVISION
                                                               ("SBA")                                      ("SBA")
                                         -----------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Interest income                             $  4,120          $  1,691         $  5,811     $  2,530      $    801        $  3,331
Interest expense                               1,492             1,183            2,675          812           304           1,116
                                         -----------------------------------------------------------------------------------------
Net interest income before provision           2,628               508            3,136        1,718           497           2,215
Provision for loan losses                        262               (62)             200           70             -              70
Other income                                     299               251              550          553           168             721
Other expenses                                 2,250               680            2,930        2,326           608           2,934
                                         -----------------------------------------------------------------------------------------
Income before income taxes                       415               141              556         (125)           57            (68)
Income taxes                                     171                59              230          (52)           24            (28)
                                         -----------------------------------------------------------------------------------------
Net income                                  $    244          $     82         $    326     $    (73)     $     33       $    (40)
                                         =========================================================================================
Asset employed at quarter end               $196,775          $ 70,547         $267,322     $120,967      $ 34,729       $155,696
                                         =========================================================================================

NOTE 8 RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS 137, is effective for all fiscal quarters beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. In June 2000, SFAS No. 138 was issued, which amends certain provisions of SFAS No. 133 to clarify areas causing difficulties in implementation. The Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. The adoption of SFAS No. 133 as amended by SFAS No. 138, is not expected to have a material impact on the results of operations, the financial position, or cash flows of the Company.

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

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125" was issued. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration. It is not expected that the adoption of SFAS No. 140 will have a material impact on the Company's results of operations, financial position or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation". FIN 44 is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other matters, FIN 44 clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as noncompensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN 44 in the third quarter of 2000. The adoption of FIN 44 did not have a material impact on the Company's financial condition or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced the financial performance of the Company for the nine and three months ended September 30, 2000. This analysis should be read in conjunction with the Company's 1999 Annual Report as filed on form 10KSB and with the unaudited financial statements and notes as set forth in this report.

Statements concerning future performance, developments or events concerning expectation for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations.

RESULTS OF OPERATIONS

NET INCOME

Net income decreased 18.42% to $567,000 for the nine months ended September 30, 2000 compared to $695,000 for the nine months ended September 30, 1999. Basic earnings per share were $0.24 and $0.29 for the nine months ended September 30, 2000 and 1999, respectively. Diluted earnings per share were $0.23 and $0.28 for the nine months ended September 30, 2000 and 1999, respectively. Earnings per share for the nine months ended September 30, 1999 were adjusted for the effects of a stock dividend paid in November 1999. The decrease in net income was mainly due to the decrease in other operating income, partially offset by an increase in net interest income after provision for loan losses and a decrease in other operating expenses.
Interest income increased due to an increase in average interest earning assets, and other operating income decreased during the nine months ended September 30, 2000 due to the Company's change in policy from selling the guaranteed and unguaranteed portions of SBA 7a loans to retention of the SBA 7a loans. This change in policy became effective January 1, 2000. Non-recurring expense negatively impacted the net income for the nine months ended September 30, 1999, and the nine months ended September 30, 2000.
During the nine months ended September 30, 1999, the Company accrued $298,000 in connection with a lawsuit, and $64,000 in connection with the formation of the holding company. During the nine months ended September 30, 2000 the Bank incurred expenses totaling $69,000 in connection with the name change of its Bank subsidiary. (See "Part II, Other Information, Item 1, Legal Proceedings")

Return on average assets for the nine months ended September 30, 2000 was 0.34% compared to 0.63% for the nine months ended September 30, 1999. The decrease in the return on average assets from 1999 to 2000 was due to the reduction in net income noted above, combined with the 49.31% growth in average assets, which was part of the Company's strategic plan. The return on average equity was 6.61% for the nine months ended September 30, 2000 compared to 9.39% for the nine months ended September 30, 1999.

Net income increased to $326,000 for the three months ended September 30, 2000 compared to a loss of $40,000 for the three months ended September 30, 1999. Basic earnings per share were $0.14 and a loss per share of $0.02 for the three months ended September 30, 2000 and 1999, respectively. Diluted earnings per share were $0.13 and a loss per share of $0.02 for the three months ended September 30, 2000 and 1999, respectively. Earnings per share for the three months ended September 30, 1999 were adjusted for the effects of a stock dividend paid in November 1999. The increase in net income was mainly due to an increase in net interest income after provision for loan loss offset by a decrease in other operating income, and a decrease in other operating expenses. Interest income increased due to an increase in average interest earning assets, and other operating income decreased during the three months ended September 30, 2000 due to the Company's change in policy from selling the guaranteed and unguaranteed portions of SBA 7a loans to retention of the SBA 7a loans. This change in policy became effective January 1, 2000. During the three months ended September 30, 1999, the Company accrued $278,000 in connection with a lawsuit, and incurred $64,000 in expenses as a result of the formation of the holding company. During the three months ended September 30, 2000 the Bank incurred expenses totaling $69,000 in connection with the name change of its Bank subsidiary. (See "Part II, Other Information, Item 1, Legal Proceedings").

Return on average assets for the three months ended September 30, 2000 was 0.52% compared to a loss on average assets of 0.10% for the three months ended September 30, 1999. The increase in the return on average assets from 1999 to 2000 was due to the increase in net income, as noted above. The return on average equity was 11.18% for the three months ended September 30, 2000 compared to a loss on average equity of 1.54% for the three months ended September 30, 1999.

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

                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------------------
                                                            2000                                   1999
                                            -------------------------------------------------------------------------------
                                            BALANCE     EARNED/PAID  RATE/YIELD       BALANCE    EARNED/PAID   RATE/YIELD
                                            -------------------------------------------------------------------------------
Average assets
     Securities and time at other banks         7,898         340       5.75%         4,520           197       5.83%
     Fed funds sold                            12,120         542       5.97%        11,608           416       4.79%
     Loans
        Commercial                             80,027       5,608       9.36%        52,970         3,994      10.08%
        Real Estate                            97,101       7,572      10.42%        58,865         4,480      10.18%
        Consumer                                7,406         507       9.14%         5,845           400       9.15%
                                            ---------------------                 -----------------------
     Total loans                              184,534      13,687       9.91%       117,680         8,874      10.08%
                                            ---------------------                 -----------------------
     Total earning assets                     204,552      14,569       9.51%       133,808         9,487       9.48%
     Non earning assets                        16,145                                14,000
                                            ---------                             ---------
     Total average assets                   $ 220,697                             $ 147,808
                                            =========                             =========

Average liabilities and
  shareholders equity
     Interest bearing deposits
        Savings and interest
          bearing accounts                     59,002         969       2.19%        64,909         1,184       2.44%
        Time deposits                         109,164       4,878       5.97%        45,170         1,691       5.01%
                                            ---------------------                 -----------------------
     Total interest bearing deposits          168,166       5,847       4.64%       110,079         2,875       3.49%
     Demand deposits                           29,788           -           -        24,129             -           -
     Sub-debt                                   6,971         590      11.31%             -             -           -
     Other borrowings                           1,906         146      10.23%         2,342           138       7.88%
                                            ---------------------                 -----------------------
     Total interest bearing liabilities       206,831       6,583       4.25%       136,550         3,013       2.95%
     Accrued expenses and other
       liabilities                              2,407                                 1,361
     Net shareholders equity                   11,459                                 9,897
                                            ---------                             ---------
     Total average liabilities
       shareholders equity                    220,697                               147,808
                                            =========                             =========
     Net interest spread                                                 5.26%                                  6.53%
                                                                       ========                                =======
     Net interest income                                    7,986                     6,474
                                                           =======                 ========
     Net yield on interest earnings assets                               5.22%                                   6.47%
                                                                       ========                            ============

                                           11

Interest income for the nine months ended September 30, 2000 increased to $14.6 million, compared to $9.5 million for the nine months ended September 30, 1999. This increase was due to an increase in the average balance of interest earning assets, and an increase in the yield on those assets. Average interest earning assets increased to $204.6 million for the nine months ended September 30, 2000 compared to $133.8 million for the nine months ended September 30, 1999. The yield on interest earning assets increased to 9.51% for the nine months ended September 30, 2000 compared to 9.48% for the nine months ended September 30, 1999. During the fourth quarter of 1999, the Company changed its estimates as to the costs of originating a loan, which resulted in a higher monthly amortization cost being charged against interest income. This in turn reduced the yield on the loans originated. In addition, increased competition by other financial intermediaries has resulted in tighter margins than had previously been experienced by the Company. The largest single component of interest earning assets was loans receivable, which had an average balance of $184.5 million with a yield of 9.91% for the nine months ended September 30, 2000 compared to $117.7 million with a yield of 10.08% for the nine months ended September 30, 1999. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company's strategic plan, including the retention of SBA 7a loans.

Interest expense for the nine months ended September 30, 2000 increased to $6.6 million compared to $3.0 million for the nine months ended September 30, 1999. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities. Average interest-bearing liabilities increased to $206.8 million for the nine months ended September 30, 2000 compared to $136.6 million for the nine months ended September 30, 1999. Average time deposits increased to $109.2 million with a cost of 5.97% for the nine months ended September 30, 2000 compared to $45.2 million with a cost of 5.01% for the nine months ended September 30, 1999. Beginning on January 1, 2000, the Company changed its policy regarding the sale of SBA 7a loans from one of selling the guaranteed and unguaranteed portions to retaining the guaranteed and unguaranteed portions. The resulting increase in total loans is being funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits. Although the wholesale deposits have a higher interest rate, there is limited operating costs associated with acquiring and managing these liabilities. As of September 30, 2000 wholesale deposits totaled $43.3 million and have maturities ranging from three months to one year. In addition, interest rates in general have risen considerably from the third quarter of 1999 to the third quarter of 2000.

Other average borrowings increased to $8.9 million with a cost of 11.08% for the nine months ended September 30, 2000, compared to $2.3 million with a cost of 7.88% for the nine months ended September 30, 1999. The Company borrowed $3.2 million in June, 1999, of which $3.0 million was used to increase capital at its Bank subsidiary. In March, 2000, the Company's subsidiary, Community (CA) Capital Trust I, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The Company used the proceeds to pay off the $3.2 million in borrowed funds, and invested an additional $5.8 million in the Bank.

                                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------------------------------------------------------
                                                                   2000                                   1999
                                                     -------------------------------------------------------------------------------
                                                     BALANCE   EARNED/PAID    RATE/YIELD     BALANCE     EARNED/PAID    RATE/YIELD
Average Assets
     Securities and time at other banks                7,847       113           5.73%         7,667          115          5.95%
     Fed funds sold                                   21,191       197           3.70%        10,654          183          6.81%
     Loans
        Commercial                                    72,293     2,351          12.94%        53,231        1,282          9.55%
        Real Estate                                  131,980     2,962           8.93%        64,039        1,606          9.95%
        Consumer                                       7,696       188           9.72%         6,424          145          8.96%
                                                     -----------------------                -----------------------
     Total loans                                     211,969     5,501          10.32%       123,694        3,033          9.73%
                                                     -----------------------                -----------------------
     Total earning assets                            232,007     5,811           9.96%       142,015        3,331          9.31%
     Non earning assets                               16,139                                  15,194
                                                     --------                               --------
     Total average assets                            $248,146                               $157,209
                                                     ========                               ========

Average liabilities and shareholders equity
     Interest bearing deposits
        Savings and interest bearing accounts          59,502      315           2.11%        67,081          417          2.47%
        Time deposits                                 131,193    2,045           6.20%        48,233          604          4.97%
                                                     -----------------------                -----------------------
     Total interest bearing deposits                  190,695    2,360           4.92%       115,314        1,021          3.51%
     Demand deposits                                   31,637        -           0.00%        26,179            -          0.00%
     Sub-debt                                          10,000      285          11.34%             -            -          0.00%
     Other borrowings                                   1,006       27          10.68%         4,039           95          9.33%
                                                     -----------------------                -----------------------
     Total interest bearing liabilities               233,648    2,672           4.55%       145,532        1,116          3.04%
     Accrued expenses and other liabilities             3,212                                  1,402
     Net shareholders Equity                           11,596                                 10,275
                                                     --------                               --------
     Total average liabilities shareholders equity    248,146                                157,209
                                                     ========                               ========

     Net interest spread                                                         5.41%                                     6.27%
                                                                               ========                                  =========

     Net interest income                                        3,139                                       2,215
                                                             ===========                                 ===========
     Net yield on interest earnings assets                                       5.38%                                     6.19%
                                                                               --------                                  ---------

Interest income for the three months ended September 30, 2000 increased to $5.8 million, compared to $3.3 million for the three months ended September 30, 1999. This increase was due to an increase in the average balance of interest earning assets, and an increase in the yield on those assets. Average interest earning assets increased to $232.0 million for the three months ended September 30, 2000 compared to $142.0 million for the three months ended September 30, 1999. The yield on interest earning assets increased to 9.96% for the three months ended September 30, 2000 compared to 9.31% for the three months ended September 30, 1999. During the fourth quarter of 1999, the Company changed its estimates as to the costs of originating a loan, which resulted in a higher monthly amortization cost being charged against interest income. This in turn reduced the yield on the loans originated. In addition, increased competition by other financial intermediaries has resulted in tighter margins than had previously been experienced by the Company. The largest single component of interest earning assets was loans receivable, which had an average balance of $212.0 million with a yield of 10.32% for the three months ended September 30, 2000 compared to $123.7 million with a yield of 9.73% for the three months ended September 30, 1999. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company's strategic plan, including the retention of SBA 7a loans.

Interest expense for the three months ended September 30, 2000 increased to $2.7 million compared to $1.1 million for the three months ended September 30, 1999. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities. Average interest-bearing liabilities increased to $233.6 million for the three months ended September 30, 2000 compared to $145.5 million for the three months ended September 30, 1999. Average time deposits increased to $131.2 million with a cost of 6.20% for the three months ended September 30, 2000 compared to $48.2 million with a cost of 4.97% for the three months ended September 30, 1999. Beginning on January 1, 2000, the Company changed its policy regarding the sale of SBA 7a loans from one of selling the guaranteed and unguaranteed portions to retaining the guaranteed and unguaranteed portions. The resulting increase in total loans is being funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits. Although the wholesale deposits have a higher interest rate, there is limited operating costs associated with acquiring and managing these liabilities. In addition, interest rates in general have risen considerably from the third quarter of 1999 to the third quarter of 2000.

Other average borrowings increased to $11.0 million with a cost of 11.28% for the three months ended September 30, 2000, compared to $4.0 million with a cost of 9.33% for the three months ended September 30, 1999. The Company borrowed $3.2 million in June, 1999, of which $3.0 million was used to increase capital at its Bank subsidiary. In March, 2000, the Company's subsidiary, Community (CA) Capital Trust I, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The Company used the proceeds to pay off the $3.2 million in borrowed funds, and invest an additional $5.8 million in the Bank.

NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN LOSSES

Net interest income before provision for estimated loan losses for the nine months ended September 30, 2000 was $8.0 million, compared to $6.5 million for the nine months ended September 30, 1999. This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin. Average interest earning assets were $204.6 million for the nine months ended September 30, 2000 with a net interest margin of 5.22% compared to $133.8 million with a net interest margin of 6.47% for the nine months ended September 30, 1999. The decline in the net interest margin was primarily due to the rising interest rate environment, combined with the increased use of certificates of deposits as well as other borrowed funds in order to support its expanding loan portfolio. In addition, the decline in yield on interest earning assets (specifically loans) due to the change of estimates regarding the cost of originating a loan and the increased competition in the market place contributed to the decreased margin. Management believes that a rising interest rate environment will positively effect the yield on interest earning assets in the future, while the increased cost of liabilities through the additional use of wholesale deposits and borrowed funds will offset this improvement, resulting in a slightly reduced margin in the future. However, management believes that the increased volume of interest earning assets due to the retention of SBA 7a loans will result in a significantly higher net interest income in the future.

Net interest income before provision for estimated loan losses for the three months ended September 30, 2000 was $3.1 million, compared to $2.2 million for the three months ended September 30, 1999. This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin. Average interest earning assets were $232.0 million for the three months ended September 30, 2000 with a net interest margin of 5.38% compared to $142.0 million with a net interest margin of 6.19% for the three months ended September 30, 1999. The decline in the net interest margin was primarily due to the rising interest rate environment, combined with the increased use of certificates of deposits as well as other borrowed funds in order to support its expanding loan portfolio. In addition, the decline in yield on interest earning assets due to the change of estimates regarding the cost of originating a loan and the increased competition in the market place contributed to the decreased margin.

PROVISION FOR LOAN LOSSES

Net charge offs totaled $41,000 for the nine months ended September 30, 2000 compared to $21,000 during the nine months ended September 30, 1999. Due to the growth in loans and the historical loss experience associated with the various loan types, the provision for loan losses totaled $537,000 for the nine months ended September 30, 2000 compared to $385,000 for the nine months ended September 30, 1999. As a result of the increase in total loans outstanding, management increased the allowance for loan losses to $1.8 million as of September 30, 2000 compared to $1.4 million as of September 30, 1999. As of September 30, 2000, the allowance was 0.81% of total gross loans compared to 1.06% as of September 30, 1999. When excluding the guaranteed portions of loans and loans held for sale, the allowance was 1.00% and 1.17% respectively as a percentage of total gross loans as of September 30, 2000 and September 30, 1999. The allowance for loan losses as a percentage of nonaccrual loans was 153.58% as of September 30, 2000 compared to 76.36% as of September 30, 1999. When excluding the guaranteed portion of nonaccrual loans, the allowance for loan losses as a percentage of nonaccrual loans was 613.80% as of September 30, 2000 compared to 162.71% as of September 30, 1999.

For the three months ended September 30, 2000, net charge offs totaled $14,000 compared to $1,000 for the three months ended September 30, 1999. Provisions for loan losses totaled $200,000 for the three months ended September 30, 2000 compared to $70,000 for the three months ended September 30, 1999.

Nonaccrual loans as of September 30, 2000 were $1.2 million, of which $890,000 is guaranteed by the SBA, compared to $1.8 million, with $1.4 million guaranteed by the SBA as of December 31, 1999 and $1.8 million, with $943,000 guaranteed by the SBA as of September 30, 1999.

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

OTHER OPERATING INCOME

Other operating income represents non-interest types of revenue and is comprised primarily of other fee income, loan servicing fees and service charges on deposit accounts. Prior to January 1, 2000 gain on sale income made up a significant portion of other fee income. Other operating income was $1.6 million for the nine months ended September 30, 2000 compared to $3.5 million for the nine months ended September 30, 1999. This represents a decrease of $1.9 million, or 54.29%, when comparing the nine month period ended September 30, 2000 to the nine month period ended September 30, 1999. The decrease was mainly due to a decrease in the gain on sale of loans, which totaled $127,000 for the nine month period ended September 30, 2000 compared to $1.8 million for the nine month period ended September 30, 1999. The decrease in gain on sale of loans was due to a change in the Company's policy to retain SBA 7a loans versus selling such loans in the secondary market. The Company sold $9.9 million in mortgage loans and $2.9 million in SBA 504 loans during the nine months ended September 30, 2000 compared to $22.8 million in mortgage loans and $33.5 million in SBA 504 and 7a loans during the nine month period ended September 30, 1999.

Other operating income was $550,000 for the three months ended September 30, 2000 compared to $721,000 for the three months ended September 30, 1999. This represents a decrease of $171,000, or 24.72%, when comparing the three month period ended September 30, 2000 to the three month period ended September 30, 1999. The decrease was mainly due to a decrease in the gain on sale of loans, which totaled $34,000 for the three month period ended September 30, 2000 compared to $131,000 for the three month period ended September 30, 1999. The decrease in gain on sale of loans was due to a change in the Company's policy to retain SBA 7a loans versus selling such loans in the secondary market. The Company sold $3.5 million in mortgage loans and $285,000 in SBA 504 loans during the three months ended September 30, 2000 compared to $4.3 million in mortgage loans and $4.8 million in SBA 504 and 7a loans during the three month period ended September 30, 1999.

Prior to January 1, 2000, a major portion of other operating income was generated through the sale of loans consisting of SBA loans and mortgage loans. During the nine months ended September 30, 2000, the Company originated $39.0 million in SBA government guaranteed loans compared to $23.0 million during the nine months ended September 30, 1999. The Company originated $11.1 million in mortgage loans during the nine months ended September 30, 2000 compared to $20.9 million for the nine months ended September 30, 1999. The Company sold approximately $2.9 million in SBA 504 loans and $9.9 million in mortgage loans during the nine month period ended September 30, 2000. This decrease reflects the change in the Company's strategy when compared to sales of $33.5 million in SBA loans and $22.8 million in mortgage loans sold during the nine month period ended September 30, 1999. The sales for the nine month period ended September 30, 2000 resulted in a gain of $127,000, compared to $1.8 million for the nine month period ended September 30, 1999. Prior to 1999, the Company had not sold any unguaranteed portions of SBA loans. In the future, the Company may, from time to time, sell unguaranteed portions of SBA loans in order to manage its asset growth, capital and liquidity.

During the three months ended September 30, 2000, the Company originated $10.7 million in SBA government guaranteed loans compared to $7.4 million during the three months ended September 30, 1999. The Company originated $3.9 million in mortgage loans during the three months ended September 30, 2000 compared to $6.9 million for the three months ended September 30, 1999. The Company sold approximately $285,000 in SBA 504 loans and $3.5 million in mortgage loans during the three month period ended September 30, 2000. This decrease reflects the change in the Company's strategy when compared to sales of $4.8 million in SBA loans and $4.3 million in mortgage loans sold during the three month period ended September 30, 1999. The sales for the three month period ended September 30, 2000 resulted in a gain of $34,000, compared to $131,000 for the three month period ended September 30, 1999. Prior to 1999, the Company had not sold any unguaranteed portions of SBA loans. In the future, the Company may, from time to time, sell unguaranteed portions of SBA loans in order to manage its asset growth, capital and liquidity.

Other fee income totaled $707,000 for the nine months ended September 30, 2000 compared to $989,000 for the nine months ended September 30, 1999. For the three months ended September 30, 2000 and 1999 other fee income totaled $255,000 and $324,000 respectively. The decrease in other fee income for the three month and nine month periods reflect the decrease in fees from brokering of loans which the Company does not directly fund.

Servicing fees, net, totaled $486,000 for the nine months ended September 30, 2000 compared to $432,000 for the nine months ended September 30, 1999. For the quarter ended September 30, 2000 and 1999 servicing fees, remained approximately the same at $163,000. In the future, servicing fees are expected to decline as the remaining SBA loans being serviced for others continue to payoff and are no longer being replaced by new originations being sold to other investors.

Customer service charges increased to $317,000 for the nine months ended September 30, 2000 compared to $282,000 for the nine months ended September 30, 1999. For the quarter ended September 30, 2000 customer service charges decreased to $98,000 compared to $104,000 for the quarter ended September 30, 1999.

OTHER OPERATING EXPENSES

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director, officer and employee expenses, office, ESOP loan and other expenses are the major categories of other operating expenses. Other operating expenses decreased to $8.1 million for the nine months ended September 30, 2000 compared to $8.5 million for the nine months ended September 30, 1999. For the three months ended September 30, 2000 and 1999, other operating expenses remained the same at $2.9 million.

The Company's efficiency ratio, which is the ratio of recurring operating expenses to net interest income before provision for loan losses plus non-interest income, increased to 83.68% for the nine months ended September 30, 2000 compared to 80.74% for the nine months ended September 30, 1999. The increase in efficiency ratio was due to the decrease in other operating income, and was partially offset by the increase in net interest income and decrease in operating expenses. Management anticipates the efficiency ratio will decline (improve) as the net interest income increases due to the retention of SBA 7a loans and growth in other loans. The majority of the cost decrease can be attributed to the change of estimates of the deferred cost associated with loan production. The effect of change of estimates was to decrease salary and benefit expense. Salary and benefit expenses decreased to $4.2 million for the nine months ended September 30, 2000 compared to $4.6 million for the nine months ended September 30, 1999. The decrease in salaries and benefit expenses was partially offset by an increase in other recurring operating expenses, which were $3.9 million for the nine months ended September 30, 2000 compared to $3.5 million for the nine months ended September 30, 1999. The largest increase in other recurring operating expenses was professional services, including legal, accounting and regulatory expenses, which increased to $522,000 for the nine months ended September 30, 2000, compared to $403,000 for the nine months ended September 30, 1999. The increase in professional expenses was due to additional costs of operating a holding company, along with increased litigation expenses due to the appeal of a lawsuit.

Non-recurring expense totaled $69,000 for the nine months ended September 30, 2000 compared to $362,000 for the nine months ended September 30, 1999. The $69,000 represents the costs incurred to date on the name change of the Bank subsidiary. The $362,000 non-recurring expense incurred in 1999 was due to the accrual of $298,000 in connection with a lawsuit and $64,000 in connection with the formation of the holding company. (See "Part II, Other Information, Item 1, Legal Proceedings)

Non-recurring expenses totaled $69,000 for the three months ended September 30, 2000 compared to $342,000 for the three months ended September 30, 1999. The $69,000 represents the costs incurred during the three months ended September 30, 2000 on the name change of the Bank subsidiary. The $342,000 represents $64,000 in costs incurred in connection with the formation of the holding company, and an accrual of $278,000 in connection with a lawsuit.
(See "Part II, Other Information, Item 1, Legal Proceedings)


The following table compares each of the components of other operating expenses for the nine months ended September 30, 2000 and 1999, respectively:

                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                           -----------------------------------------    ----------------------------------------
                                              2000            1999         CHANGE $           2000          1999       CHANGE $
 Other operating expenses:
    Salaries and employee benefits         $  4,187        $  4,555         $ (368)         $ 1,559       $ 1,410       $ 149
    Occupancy                                   623             635            (12)             224           208          16
    Telephone                                   206             194             12               75            67           8
    Premises and equipment                      422             376             46              137           133           4
    Marketing and promotions                    239             174             65               87            19          68
    Data processing                             617             562             55              207           200           7
    Professional services                       522             403            119              170           166           4
    Director, offcr and employee expense        369             367              2              130           123           7
    Office expenses                             240             277            (37)              86            88          (2)
    ESOP loan expense                           154             153              1               52            51           1
    Other non-recurring expense                  69             362           (293)              69           342        (273)
    Other expenses                              474             395             79              137           127          10
                                           --------        --------         -------         -------       -------       -------
       Total other operating expenses      $  8,122        $  8,453         $ (331)         $ 2,933       $ 2,934       $  (1)
                                           ========        ========         =======         =======       =======       =======

PROVISION FOR INCOME TAXES

The effective income tax rate was 41.2% for the nine months ended September 30, 2000 compared to 41.3% for the nine months ended September 30, 1999. Provisions for income taxes totaled $397,000 and $488,000 for the nine months ended September 30, 2000 and 1999, respectively.

For the three months ended September 30, 2000 and 1999, the effective income tax rate was 41.4% and 41.2%, respectively. Provisions for income taxes totaled $230,000 and ($28,000) for the three months ended September 30, 2000 and 1999, respectively.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

Total assets of the Company increased to $267.3 million as of September 30, 2000 compared to $175.8 million as of December 31, 1999 and $155.7 million as of September 30, 1999. This increase was due to the growth in net loans to $224.2 million as of September 30, 2000, compared to $144.2 million as of December 31, 1999, and were $126.4 million as of September 30, 1999.

Deposits grew to $241.2 million as of September 30, 2000 compared to $158.1 million as of December 31, 1999 and were $140.1 million as of September 30, 1999. Cash and cash equivalents increased to $26.9 million as of September 30, 2000 compared to $15.4 million as of December 31, 1999 and were $13.3 million as of September 30, 1999. The increase in cash and cash equivalents was due to the increase in deposits combined with the proceeds received from the Trust Preferred offering. See "Capital."

Shareholders' equity was $11.8 million as of September 30, 2000 compared to $11.3 million as of December 31, 1999, and was $10.4 million as of September 30, 1999. Please refer to the capital section of this discussion for further information.

INVESTMENTS

The Company's investment portfolio consists primarily of certificates of deposit with other financial institutions, agency securities and overnight investments in the Federal Funds market. As of September 30, 2000, certificates of deposit with other financial institutions totaled $784,000, compared to $800,000 as of December 31, 1999 and September 30, 1999. At each of the periods $500,000 was pledged as collateral for the Employee Stock Ownership Plan ("ESOP") loan from another California bank, which was funding the Company's ESOP. US Government and other securities totaled $ 6.2 million as of September 30, 2000 compared to $6.7 million as of December 31, 1999, and September 30, 1999. These securities are held as collateral for public funds and treasury, tax and loan deposits. Average Federal Funds sold for the nine months ended September 30, 2000 was $12.1 million compared to $11.6 million for the nine months ended September 30, 1999.

LOANS

Loan balances, net of the allowance for loan losses, increased to $224.2 million as of September 30, 2000 compared to $144.2 million as of December 31, 1999 and $126.4 million as of September 30, 1999. A healthy loan demand resulted in a 73.5% annualized growth rate in total gross loans for the nine months ended September 30, 2000, led by a 99.4% annualized increase in real estate commercial and multi-family loans. This rapid increase is due to the retention of the SBA 7a loans, as part of the Company's change in strategy, which became effective January 1, 2000. The servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Company was $79.9 million as of September 30, 2000 compared to $92.2 million as of December 31, 1999 and $92.0 million as of September 30, 1999. In the future, the servicing portfolio is expected to decline as the remaining loans serviced for others continue to pay off and are not replaced.

LOAN ORIGINATION AND SALE. The following table sets forth the Company's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

                                         At or for the nine months    At or for the three months
                                             ended September 30,          ended September 30,
                                         ----------------------------------------------------------
                                                 2000          1999           2000          1999
                                         ----------------------------------------------------------
                                            (dollars in thousands)
Beginning balance                               144,194       108,709        195,722       110,706
Loans originated:
      Commercial loans                           18,269        17,628          8,583         7,354
      Real estate:
        Construction loans                       54,803        39,788         15,523        15,027
        One-to four-family                       31,854        34,107          9,813         8,225
        Commercial                               60,189        42,045         19,057        18,612
      Consumer                                    6,739         4,535          2,445         2,209
                                         ----------------------------------------------------------
          Total loans originated                171,854       138,103         55,421        51,427
Loans sold
      Real estate:
       One-to four-family                         9,900        22,843          3,528         4,328
       Commercial                                 2,886        33,529            285         4,799
                                         ----------------------------------------------------------
          Total loans sold                       12,786        56,372          3,813         9,127
Less:
      Principal repayments                       79,364        63,143         23,169        26,340
      Other net charges (1)                        (326)          939            (63)          308
                                         ----------------------------------------------------------
        Total Loans                             224,224       126,358        224,224       126,358
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

         The following table sets forth the Company's non-performing assets at the dates indicated:

                                                                         September 30,      December 31,      September 30,
                                                                              2000              1999               1999
                                                                       --------------------------------------------------------
                                                                                      (dollars in thousands)
Non-accrual loans                                                           $ 1,187           $ 1,809            $ 1,777
Troubled debt restructurings                                                      -                 -                  -
Loans contractually past due 90 days or more with respect to
   either principal or interest and still accruing interest                       -                 -                  -
                                                                            --------          --------           --------
Total non-performing loans                                                    1,187             1,809              1,777
Other real estate owned                                                           -                 -                  -
                                                                            --------          --------           --------
Total non-performing assets                                                 $  1,187          $  1,809           $  1,777
                                                                            ========          ========           ========

SUPPLEMENTAL DATA
Total Assets                                                                $267,322          $175,773           $155,696
Total loans                                                                 $226,047          $145,521           $127,715
Total loans held for investment                                             $212,481          $142,667           $116,278
Government guaranteed portion of total loans                                $ 30,173          $ 10,653           $  4,264
Non-performing loans, net of government guarantees                          $    297          $    414           $    834
Allowance for loan losses                                                   $  1,823          $  1,327           $  1,357
Allowance for loan losses to total loans                                        0.81%             0.91%              1.06%
Allowance for loan losses to total loans held for investment,
   net of government guarantees                                                 1.00%             1.01%              1.21%
Allowance for loan losses to non-accrual loans                                153.58%            73.36%             76.36%
Allowance for loan losses to non-performing loans                             153.58%            73.36%             76.36%
Allowance for loan losses to non-performing loans, net of
   government guarantees                                                      613.80%           320.53%            162.71%
Allowance for loan losses to non-performing assets                            153.58%            73.36%             76.36%
Total non-performing assets to total assets                                     0.44%             1.03%              1.14%
Total non-performing loans, net of government guarantees
   to total assets                                                              0.11%             0.24%              0.54%
Total non-performing loans to total loans                                       0.53%             1.24%              1.39%
Total non-performing loans, net of government guarantees,
   to total loans                                                               0.13%             0.28%              0.65%

NONACCRUAL LOANS. Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. As of September 30, 2000, December 31, 1999 and September 30, 1999 all impaired or nonaccrual loans were collateral-dependent. The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. The Company had four loans on nonaccrual status as of September 30, 2000, totaling $1.2 million. Of this total $890,000 is guaranteed by the SBA. As of December 31, 1999, the Company had eight loans on nonaccrual status, totaling $1.8 million, with $1.4 million guaranteed by the SBA. As of September 30, 1999 the Company had nine loans on nonaccrual status, totaling $1.8 million with $943,000 guaranteed by the SBA.

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

The following table sets forth information regarding the Company's allowance for loan losses at the dates and for the periods indicated:

                                                        At or for the nine months
                                                           ended September 30,
                                                  -----------------------------------
                                                         2000              1999
                                                  -----------------------------------
                                                          (dollars in thousands)
Balance at beginning of period                         $ 1,327        $   992
Chargeoffs:
   Real estate loans:
      One- to four- family                                   -              -
      Commercial                                            65             19
   Consumer                                                 26              5
                                                       -------        -------
Total chargeoffs                                            91             24
                                                       -------        -------

Recoveries:
   Real estate loans:
      One- to four-family                                    -              -
      Commercial                                            49              2
   Consumer                                                  1              2
                                                       -------        -------
Total recoveries                                            50              4
                                                       -------        -------

Net chargeoffs                                              41             20
Provision for loan losses                                  537            385
                                                       -------        -------
Balance at end of period                               $ 1,823        $ 1,357
                                                       -------        -------
Net charge offs to average loans                          0.03%          0.02%


As of September 30, 2000 the balance in the allowance for loan losses was $1.8 million compared to $1.4 million as of September 30, 1999. As a percentage of total loans the allowance was 0.81% as of September 30, 2000 compared to 1.06% as of September 30, 1999. As a percentage of total loans held for investment, net of the government guarantees, the allowance was 1.00% as of September 30, 2000, compared to 1.21% as of September 30, 1999. Management believes the allowance at September 30, 2000 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

OTHER REAL ESTATE OWNED. There was no other real estate owned at September 30, 2000 and 1999.

CAPITAL

The Company's capital was approximately $11.8 million as of September 30, 2000 compared to $10.4 million as of September 30, 1999 and $11.3 million as of December 31, 1999. In 1997 the Company adopted an Employee Stock Ownership Plan ("ESOP") which was funded with a $1.2 million line of credit. As of September 30, 2000 the indebtedness of the ESOP in the amount of $967,000 million is shown as a deduction from shareholders' equity. In future years capital will be increased as the unearned ESOP contributions are made by the Company. During the three month period ended September 30, 2000, the Company repaid principal totaling $52,000. The

Company anticipates advancing an additional $130,000 during the fourth quarter of 2000, and is planning to contribute approximately $204,000 annually to this program.

As part of the Company's strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. A 5% stock dividend was declared on October 17, 2000 to be paid on November 30, 2000 to shareholders of record as of November 15, 2000.

The Company's strategic plan addresses the future capital needs of the Company. During March, 2000, the Company's wholly owned subsidiary, Community
(CA) Capital Trust I (the "Trust"), a Delaware business trust, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. The $10 million is shown as other borrowings on the books of the Company, while the net $6.5 million is in cash and cash equivalents.

At September 30, 2000 and December 31, 1999, all capital ratios were above all current Federal capital guidelines for a "well capitalized" bank. As of September 30, 2000, the Bank's regulatory total capital to risk-weighted assets ratio was 11.24% compared to 10.87% as of December 31, 1999. The Bank's regulatory tier 1 capital to risk-weighted assets ratio was 10.36% as of September 30, 2000 compared to 9.94% as of December 31, 1999. The Bank's regulatory tier 1 capital to average assets ratio was 8.71% as of September 30, 2000 compared to 8.5% as of December 31, 1999.

As of September 30, 2000, the Company's regulatory total capital to risk-weighted assets ratio was 11.06% compared to 8.71% as of December 31, 1999. The Company's regulatory tier 1 capital to risk-weighted assets ratio was 7.33% as of September 30, 2000, compared to 7.78% as of December 31, 1999. The Company's regulatory tier 1 capital to average assets ratio was 6.28% as of September 30, 2000, compared to 6.67% as of December 31, 1999.

LIQUIDITY

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of September 30, 2000 liquid assets as a percentage of deposits were 12.4% compared to 12.1% as of December 31, 1999.

PART II OTHER INFORMATION

Item 1   Legal Proceedings

Lewis Randall vs Fallbrook National Bank

In connection with the above referenced legal matter, the Company announced that on October 19, 2000, the District Court of Appeal of the State of California reversed the judgement on the fraud cause of action, and has directed the trial court to enter a judgement for the Bank on that claim. Furthermore, on the breach-of-contract cause of action, the portion determining the damages has been reversed and remanded for a new trial. The ruling is subject to appeal.

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



                                     Community Bancorp Inc.
                                     ----------------------
                                          (Registrant)




Date ___________                     ______________________________
                                     Thomas E. Swanson
                                     President and Chief Executive Officer



Date ___________                     ______________________________
                                     L. Bruce Mills, Jr.
                                     Sr. Vice President, Chief Financial Officer

                                                   EXHIBIT INDEX


EXHIBIT NO.       EXHIBIT
-----------       -------

27       Financial Data Schedule

FINANCIAL DATA SCHEDULE WORKSHEET           ARTICLE 9

PART I   - LEGEND

Legend                     No

PART 2 - TAGS REQUIRED WHEN APPLICABLE

1.       RESTATED?           No
2.       CIK                 N/A
3.       NAME                N/A
4.       MULTIPLIER          1,000
5.       CURRENCY            U.S. Dollars
6.       PERIOD START        JAN-01-2000
7.       EXCHANGE RATE       N/A