Form 10KSB
period 2000-12-31
COMMUNITY BANCORP INC
filed 2001-03-27
CIK 1089503

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ___________.

                         Commission File No. 000 - 26505

                             COMMUNITY BANCORP INC.
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

                    Issuer's telephone number: (760) 723-8811
                                              ---------------

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                    COMMON STOCK, $0.625 PAR VALUE PER SHARE
                    ----------------------------------------
                                (Title of class)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Bank's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the Company's revenues for its most recent fiscal year: $23,354,000

As of February 23, 2001, the aggregate market value of the common stock held by non-affiliates of the Company was: $16,940,000.

Number of shares of common stock of the Company outstanding as of February 23, 2001: 2,670,406 shares

Portions of the definitive proxy statement for the 2001 Annual Meeting of the Company's shareholders are incorporated into Part III of this Report by reference.

TABLE OF CONTENTS

--------------------------------------------------------------------------------
                                     PART I

--------------------------------------------------------------------------------

ITEM 1.  DESCRIPTION OF BUSINESS                              PAGE   3

ITEM 2.  DESCRIPTION OF PROPERTIES                            PAGE  24

ITEM 3.  LEGAL PROCEEDINGS                                    PAGE  25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                     PAGE  25


--------------------------------------------------------------------------------
                                     PART II

--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS                          PAGE  26

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATION                                 PAGE  28

ITEM 7.  FINANCIAL STATEMENTS                                 PAGE  44

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                 PAGE  72


--------------------------------------------------------------------------------
                                    PART III

--------------------------------------------------------------------------------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS,
         PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT                                         PAGE  72

ITEM 10. EXECUTIVE COMPENSATION                               PAGE  72

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                PAGE  72

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       PAGE  72

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                     PAGE  73

NOTE

Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company's business, and other factors referenced in this report, including in "Item 1. DESCRIPTION OF BUSINESS - Factors that May Affect Future Results of Operations." The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

COMMUNITY BANCORP INC.

Community Bancorp Inc. (the "Company") is a Delaware corporation organized to act as the bank holding company for Community National Bank, formerly Fallbrook National Bank, (the "Bank")(unless the context requires otherwise, the term "Company" includes the "Bank"). Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. At December 31, 2000, the Company had approximately $280.5 million in consolidated assets, $245.2 million in consolidated net loans, $252.7 million in consolidated deposits, and $12.2 million in consolidated equity.

The Company was formed through a holding company reorganization of the Bank, wherein the Bank became the wholly owned subsidiary of the Company as of June 25, 1999. The transaction was based on an exchange of shares in which shareholders of the Bank exchanged their shares of the Bank for shares of the common stock of the Company on a one share for one share basis. The transaction was not considered a taxable event for federal income tax purposes. At the same time, the Company was listed on the Nasdaq National Market under the symbol of CMBC, and the Bank's stock was removed from public trading.

COMMUNITY NATIONAL BANK

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

The Bank has focused primarily on providing commercial banking products and services to small and medium sized businesses in its primary service area. In the early 1990's the Bank began its Small Business Administration (the "SBA") lending program. The Bank is currently a "Preferred Lender" with the SBA and is the 38th largest originator of SBA loans in United States, based on loan originations for SBA 7A loans during the SBA's fiscal year ended September 30, 2000.

In January 1996, the Board of Directors appointed Thomas E. Swanson as President and Chief Executive Officer of the Bank. The Board empowered Mr. Swanson to develop a strategic plan for the Bank to prepare the Bank for future growth and increased profitability. The key elements of this plan are as follows:

REORGANIZED MANAGEMENT STRUCTURE. Mr. Swanson restructured the management of the Bank by implementing strategic planning and budgeting by department, and by revising the Bank's incentive compensation program. Prior to 1996, incentive compensation paid to Bank employees was based on individual production. Mr. Swanson and current management initially revised the incentive compensation to be based on revenues by department and by individuals within the department rather than total production. As of January 1, 2000, management revised the incentive compensation of the Bank further to be based on profit thereby encouraging employees to focus not only on revenues but also on the costs associated with the Bank's operations for which they are responsible.

DIVERSIFIED BUSINESS LINES. Current management has diversified the Bank's lines of business primarily by hiring relationship managers and other qualified personnel with ties to the Bank's primary market area and experienced in specialty lending and hired loan officers with specific expertise in these areas. In this regard, the Bank has increased its commercial lending capabilities by adding commercial loan officers to each of its retail branches. Additionally, the Bank has opened strategically located loan production offices in La Mirada, Ontario, Glendale, Ventura, Huntington Beach, Sacramento and Castro Valley, California. The Bank also commenced originating aircraft loans in June 1998. See "--Lending Activities--Aircraft Lending."

DIVERSIFIED LENDING ACTIVITIES. For the year ended December 31, 2000, $47.2 million, or 21%, of the loans originated by the Company were SBA 504 and 7a loans compared to $38.5 million, or 21%, of the loans originated in 1999. In June 1998, the Company hired loan officers in an effort to build specialty lending expertise. Since such time the Company has been originating loans secured by aircraft. While the Company intends to continue to be a leading SBA lender, it has and will continue to hire relationship managers experienced within the Company's primary market area in order to increase non-SBA commercial lending and diversify risk.

INVESTED IN INFRASTRUCTURE TO SUPPORT DIVERSIFICATION. Current management has invested capital in technology infrastructure and in DE NOVO offices. The Company expanded its retail banking division with additional California offices in Temecula in May of 1996 and Vista in August of 1998. Beginning in 2001, the Bank intends to continue its expansion of its retail banking division with the addition of one or more additional offices per year, including a new branch office in Escondido scheduled to open in April 2001. The Bank has also invested in upgrades to its computer system as part of its Year 2000 compliance program and to support future products and services. In that regard, the Bank has developed a cash management system to offer to commercial customers and, on an outsourced basis, home banking. The Bank has also begun creating a master customer information file ("MCIF") in order to monitor customer profitability and relationships.

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

STRATEGY

GENERAL. The business strategy of the Company will be to continue implementing the measures outlined above while building upon the Company's existing business. While the Company intends to continue to be a leader in SBA loans, its strategic plan includes the expansion and growth of other products and services for small to mid-sized businesses, as well as consumers. The Company intends to expand geographically and within its market areas primarily by hiring relationship managers who have strong community ties, have experience in specialty lending and have their own existing customer base.

NEW STRATEGIC INITIATIVE. With the announcement of earnings for 1999, management announced that the Company is changing its strategy for future earnings and growth. The new strategy addressed the following areas:

     -   Retain the guaranteed portion of SBA 7A loans
         o   Fund loan growth with core deposits and use of wholesale deposits
         o   Seek additional capital sources
         o Reduce reliance on gain on sale of SBA loans - thereby stabilizing quarterly earnings
         o Expand the SBA lending operations through the addition of loan production offices
     -   Focused geographic expansion of the financial services organization
         o   Open additional community banking offices
         o   Add new services, including securities and investment products
         o   Enhance and expand existing core lending business lines
     - Improve profitability and efficiency by growing core earnings and controlling operating costs

     In 2000, the following accomplishments were made in implementing that strategy:

     - The Company did not sell SBA 7A loans in 2000. This contributed significantly to interest income in 2000, and should continue to do so going forward. SBA loan retention also contributed to the 70% loan growth in 2000 compared to 30% for 1999. The guaranteed portion of SBA loans retained was $35.1 million as of December 31, 2000 compared to $6.0 million as of December 31, 1999.
         o Core deposits increased 20% to $101.2 million as of December 31, 2000 compared to $84.5 million as of December 31, 1999. Retail certificates of deposits ("CDs") increased to $101.1 million as of December 31, 2000 compared to $62.8 million as of December 31, 1999. Wholesale deposits, used to fund SBA guaranteed portions of loans and loans held for sale, increased to $50.4 million as of December 31, 2000 compared to $10.1 million as of December 31, 1999.
         o The Company issued $10 million in Trust Preferred Securities in March of 2000
         o Gain on sale of loans decreased to $162,000 for the year ended December 31, 2000 compared to $3.6 million for the year ended December 31, 1999. Net interest income increased 33% to $11.4 million for the year ended December 31, 2000 compared to $8.5 million for the year ended December 31, 1999. For the quarter ended December 31, 2000, net interest income increased 63% to $3.4 million compared to $2.1 million for the quarter ended December 31, 1999.
         o Additional SBA lending offices were established in Ventura and Glendale, California
     - The Company is in the process of expanding its retail banking franchise, with its fourth retail banking office projected to open in Escondido in April, 2001.
         o New services established in 2000 included the Invest Financial Services program, where customers can purchase and sell non-FDIC insured securities and other investment products, as well as obtain personal financial plans.
         o In 2000, additional lending staff was added in the Temecula and Vista branch offices.

During 2001, management intends to further improve net interest income through continued growth in loans and core deposits, while controlling operating expenses. Further expansion of the retail banking franchise is expected to continue, including a new branch office in Escondido opening in April 2001, and the addition of another SBA lending office.

These initiatives are more fully addressed below:

RETENTION OF SBA 7A GUARANTEED LOANS. Prior to 2000, the Company sold most of the guaranteed portion of SBA 7A loans, and during 1999 sold a portion of the unguaranteed portion of SBA 7A loans. Beginning in 2000, the Company has changed its strategy to no longer generate fee income from the gain on sale of these loans, but to increase interest income through the retention of most of the guaranteed portions of these loans. During 1999, 1998 and 1997, the Company sold a total of $89.1 million in SBA guaranteed and unguaranteed loans. The total guaranteed portions of loans held in portfolio increased to $35.1 million as of December 31, 2000, compared to $6.0 million as of December 31, 1999.

FUND LOAN GROWTH WITH CORE DEPOSIT GROWTH AS WELL AS USE OF WHOLESALE DEPOSITS. The Company's ratio of core deposits to total deposits was 40.1% at December 31, 2000. The Company anticipates that it will experience retail deposit growth through the growth and development of the Temecula and Vista branch offices. Due to the retention of SBA loans and continued demand for the Company's other commercial loan products, the Company's core deposit to total deposit ratio is expected to decline. Management's intent is to acquire deposits economically and efficiently at competitive market rates, and utilize wholesale deposits to fund the guaranteed portion of SBA loans and loans held for sale. As the Company makes loans to small and mid-sized businesses, it will cross-market its core deposit products to small and mid-sized businesses and their employees. The Company is planning on expanding its retail deposit base either through acquisitions of branches of institutions or opening de novo offices. Management expects to establish a business banking center, which will be a low cost banking office providing deposit and lending services for small to medium sized businesses, in Escondido in the second quarter of 2001.

OBTAIN ADDITIONAL CAPITAL. Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required will therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as performance of the Company. In March of 2000, the Company issued $10 million in Trust Preferred Securities, which assisted in maintaining the Company's and the Bank's regulatory capital ratios at appropriate levels. Management is currently evaluating sources of capital and the timing required to meet its strategic objectives.

REDUCE RELIANCE ON GAIN ON SALE OF SBA LOANS - STABILIZING QUARTERLY EARNINGS. 2000 was a transition year for the Company, decreasing reliance on gain on sale of loans and increasing core earnings through net interest income. Gain on sale of loans totaled $162,000 for the year ended December 31, 2000 compared to $3.6 million for the year ended December 31, 1999. However, interest income increased to $11.4 million for the year ended December 31, 2000 compared to $8.5 million for the year ended December 31, 1999. For 2001, the company will continue to emphasize increasing core earnings as its primary source of income.

EXPAND OUR SBA LENDING OPERATIONS THROUGH THE ADDITION OF LOAN PRODUCTION OFFICES. The Company currently has seven low cost loan production offices outside of its primary market area in La Mirada, Ontario, Glendale, Ventura, Huntington Beach, Sacramento and Castro Valley, California, which predominantly originate SBA loans. The Company's business strategy includes continued expansion of its loan production offices into markets throughout California, which are not contiguous to the Company's primary market area. The Company has and will continue to open such loan production offices in strategic locations where it is able to hire a relationship manager with strong commercial lending ties to the community to be served.

OPEN ADDITIONAL COMMUNITY BANKING OFFICES. The Company's business strategy includes making "in-market" acquisitions of branch offices of other banks or establishing "de novo" branch offices. The Company has hired a seasoned management team and plans to build on the strengths of that team. The Company has no current arrangements, understandings or agreements regarding any such acquisitions. Further, the Company would need regulatory approval before such acquisitions could be consummated. No assurance can be made that such regulatory approval would be obtained. A de novo branch in Escondido is expected to open in April 2001. The Company anticipates that additional branches will be established as the opportunity arises.

ENHANCE AND EXPAND OUR EXISTING LOAN BUSINESS LINES. The Company has successfully acquired individual commercial lenders from other financial institutions as the financial services industry has continued to consolidate. The Company intends to expand and enhance our existing loan profit centers via this process, and add these commercial lenders to the expanding banking network, as well as through the addition of loan production offices, as appropriate.

IMPROVE PROFITABILITY AND EFFICIENCY RATIO: As the Company expands its operations through growth and retention of assets, management expects net interest income to continue to improve, subject to short term variations due to rapid interest rate changes, as the interest is earned on these additional assets. Furthermore, since much of the infrastructure for managing this growth is already in place, and the lending production is already built into the overhead, the increase in operating expenses should be considerably less than the increase in operating income, thereby improving the efficiency ratio.

MARKET AREA AND COMPETITION

The Company's primary market area is North San Diego County consisting of the communities of Fallbrook and Vista, and Southwestern Riverside County in the community of Temecula. In 1999, the populations of Fallbrook, Temecula and Vista are approximately, 39,000, 54,000 and 86,000, respectively. The average household incomes for Fallbrook, Temecula and Vista are $42,000, $63,000 and $61,000, respectively. The combined population growth rate for the North San Diego County and Southwestern Riverside Counties was approximately 18% and 7% per annum, respectively.

The banking and financial services business in California generally, and in the Company's primary market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. As a result of this consolidation, there were 12 community banks located in the Company's primary market area as of December 31, 2000.

The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial services providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs.

There were approximately $1.9 billion in deposits in the Company's primary market area as of June 30, 2000. The Company maintains three full service banking offices in Fallbrook, Temecula and Vista, California. As of June 30, 2000, the Fallbrook Office deposit market share of the Fallbrook market was approximately 28% and the Temecula Office deposit market share of the Temecula market was approximately 6%. The Vista Office was opened in August 1998, and as of June 30, 1999 its market share was approximately 5%.

The Company is a "Preferred Lender" and has authority throughout the state of California to originate SBA loans. For the SBA's fiscal year ended September 30, 2000, $2.5 billion of SBA guaranteed loans were originated in the State of California, of which $49.9 million were originated by the Company. The Company's typical small business customer is a small to mid-sized business with annual sales between $1 million and $10 million.

UNDERWRITING PROCESS

The lending activities of the Company are guided by the basic lending policies established by the Board of Directors. Each loan must meet minimum underwriting criteria established in the Company's lending policies and must fit within the Company's strategies for yield and portfolio enhancement.

For all newly originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal is required on every property securing a Company loan. In addition, the loan officer conducts a review of these appraisals for accuracy, reasonableness and conformance to the Company's lending policy on all applications. All revisions to the Company's approved appraiser list must be approved by the President.

Credit approval authority is segregated into three distinct levels, namely the Directors' Loan Committee, Officers' Loan Committee and the individual lending limits of loan officers. The limits for the various levels are determined by the Board of Directors and/or the President and reviewed periodically. The Directors' Loan Committee consists of the President, who is the Chairman, and at least three outside directors of the Company. The committee meets at least once a month or more frequently as needed. The Officers' Loan Committee consists of the President, Executive Vice President, the Chief Credit Officer/Executive Vice President, the First Vice President - Commercial Loans, the First Vice President
- SBA loans and the First Vice President, Corporate lending. The committee is chaired by the Chief Credit Officer and meets twice a week or more frequently as needed.

The Board has established loan authority guidelines, which in general state that all loans to borrowing relationships where the aggregate amount of secured credit is $500,000 or more, or the aggregate amount of unsecured credit is $250,000 or more must be submitted to the Officers' Loan Committee for approval. The President and Chief Credit Officer, together, may approve secured credits in an aggregate amount not to exceed $2,000,000, and may approve unsecured credits in an aggregate amount not to exceed $1,750,000. The Officers' Loan Committee has authority to approve loans up to the Company's legal lending limit. The Directors' Loan Committee reviews all real estate secured loans originated of $325,000 or more and all other loans of $100,000 or more, as well as classification of assets, delinquencies and the current status of the loan portfolio. See "Concentrations of Credit"

If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. The borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Generally, title insurance endorsed to the Company is required on all first mortgage loans.

The Company maintains loan production offices in La Mirada, Ontario, Sacramento, Glendale, Ventura, Castro Valley and Huntington Beach, California. The loan production offices are typically staffed with a loan officer who prepares the loan applications and compiles the necessary information regarding the applicant. The completed loan file is then sent to the Company's main office in Fallbrook where the credit decision is made. The loan production offices predominantly originate loans guaranteed by the SBA.

SBA LENDING PROGRAMS

The SBA lending program is designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loan. The Company is a "Preferred Lender" with the SBA. As a "Preferred Lender," the Company can approve a loan within the authority given it by the SBA without prior approval from the SBA. "Preferred Lenders" approve, package, fund and service SBA loans within a range of authority that is not available to other SBA lenders without the "Preferred Lender" designation. The Company has been a "Preferred Lender" since 1992 and has this authority throughout the state of California. For the SBA fiscal year ended September 30, 2000, the Company was the 38th largest originator of SBA loans in the United States.

The Company's SBA loans fall into two categories, loans originated under the SBA's 7A Program ("7A Loans") and loans originated under the SBA's 504 Program ("504 Loans"). Historically, 7A Loans have represented approximately 80% of the SBA Loans originated by the Company while 504 Loans have represented the balance. During the year ended December 31, 2000, 504 Loans constituted approximately 21% of all SBA loans originated. Of all SBA loans originated, approximately 97% are collateralized by commercial real estate, while the balance are commercial business loans generally for the purpose of funding working capital, equipment purchases and accounts receivable. See "-Lending Activities-Commercial Real Estate Lending" and "-General Business Lending."

Under the SBA's 7A Program, loans in excess of $100,000 are guaranteed 75% by the SBA. This guarantee may become invalid only if the loan does not meet the SBA documentation guidelines. The Company has never had a guarantee invalidated by the SBA.

In general the Company's policy permits SBA 7A Loans in amounts up to $1.33 million. Under certain circumstances for loans in excess of $1.33 million, the Company makes a SBA guaranteed second trust deed loan and a second financial institution makes a first trust deed loan. Loans collateralized by real estate have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively. The Company requires a 10% down payment on most 7A Loans, with a 15% to 20% down payment on loans collateralized by hotels, motels and service stations.

Beginning in 2000, the Company retained the guaranteed portion of most of the SBA loans it originates. Funding for these assets will come from a mix of wholesale and retail deposit sources. Management's goal is to match the interest rate sensitivity of these loans, which adjust on a quarterly basis, with deposits that also adjust or mature with approximately the same duration. The SBA loans generally have an interest rate of 1.5% to 2% over prime, while the wholesale 90 day CD rates are approximately 2.25% to 2.75% under prime. The retained portion is guaranteed by the government as to principal and up to 120 days of interest upon default, and therefore the strategy has the added benefit of producing minimal credit risk to the Company.

Prior to 2000, the Company's strategy was to sell the guaranteed portion of most of the SBA loans it originates. The Company retained the servicing on such loans. This strategy was adopted to allow the Company to manage its capital levels and to ensure that funding is always available to meet the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7A Loans pays a premium to the Company which, generally, is equal to 9% of the guaranteed amount. The Company also receives a servicing fee equal to 1% to 2% of the amount sold in the secondary market. In the event that a 7A Loan goes into default within 270 days of its sale, or prepays within 90 days, the Company is required to repurchase the loan and refund the premium to the purchaser. In the past three years, the Company has repurchased 13 loans, however no refunds of premiums were made on these repurchases.

Under the SBA's 504 Program, the Company requires a 10% down payment. The Company then enters into a 50% first trust loan to the borrower and an interim 40% second trust loan. The first trust has a term of 20 years. The second trust is for a term of 120 days. Within the 120 day period of entering into the loan, the second trust deed loans are sold by SBA certified development companies as collateral for SBA guaranteed debentures. For 504 construction loans, the 120 day period does not commence until the notice of completion is filed. The first trust deed loans are pre-sold by the Company with no recourse, prior to releasing the funds to the purchaser. The Company retains no servicing on 504 Loans.

In addition to SBA lending, the Company makes a limited number of building and industrial loans ("B&I Loans") guaranteed by the Farmers Home Administration ("FmHA"). The FmHA guarantee program for B&I Loans generally provides for an 80% guarantee of the loan amount with no maximum loan amount limitations. This program is generally available for businesses located in rural market areas.

The Company's SBA lending program and portions of its real estate lending are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations including the SBA, the Federal Home Loan Mortgage Corporation (the "FHLMC"), and the Federal National Mortgage Association (the "FNMA"). The guaranteed portion of an SBA loan does not count towards the Company's loans-to-one-borrower limitation which, at December 31, 2000 was $3.7 million.

Lending Activities

LOAN PORTFOLIO COMPOSITION. The following table sets forth information concerning the composition of the Company's loan portfolio at the dates indicated:


                                                                            AT DECEMBER 31,
                                               ---------------------------------------------------------------------------
                                                        2000                    1999                     1998
                                               ---------------------------------------------------------------------------

                                                  AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                                                  ------      -------      ------      -------      ------      -------
                                                                         (dollars in thousands)

Loan portfolio composition:
Commercial loans                                    $ 11,024      4.46%     $  6,064       4.16%     $  7,510       6.67%
Aircraft loans                                        24,761     10.01%       17,113      11.75%        6,007       5.33%
Real estate:
     Construction loans                               51,700     20.90%       27,661      18.99%       21,046      18.68%
     Secured by one- to four-family
           residential properties                     25,407     10.27%       21,601      14.83%       14,087      12.51%
     Secured by commercial properties                120,118     48.56%       61,263      42.04%       55,788      49.54%
Consumer:
     Home equity lines of credit                       2,912      1.18%        2,649       1.82%        2,033       1.80%
     Other                                            11,417      4.62%        9,342       6.41%        6,166       5.47%
                                                      ------                   -----                    -----
Total Gross loans outstanding                        247,339    100.00%      145,693     100.00%      112,637     100.00%
Deferred loan fees, unamortized gains,
     allowance for loan losses                        (2,140)                 (1,499)                  (3,928)
                                                     -------                 -------                  -------
Net loans                                           $245,199                $144,194                 $108,709
                                                    ========                ========                 ========

         LOAN MATURITY

         The following table sets forth the contractual maturities of the Company's gross loans at December 31, 2000.

                                                                                More than   More than
                                                                    One year    1 year to   3 years to   More than      Total
                                                                    or Less      3 Years     5 Years      5 Years       Loans
                                                                    -------      -------     -------      -------       -----
                                                                                   (dollars in thousands)
Loan portfolio composition:
Commercial loans                                                    $ 8,924     $ 2,087      $ 1,687     $ 23,087     $ 35,785
Real estate:
     Construction loans                                              47,622          45            -        4,033       51,700
     Secured by one- to four-family residential  properties          13,035       3,573        1,906        6,893       25,407
     Secured by commercial properties                                 9,391       8,688       10,089       91,950      120,118
Consumer:
     Home equity lines of credit                                          -         128          124        2,660        2,912
     Other                                                              701       1,174        2,528        7,014       11,417
                                                                    -------     -------      -------     --------     --------
Total Gross loans outstanding                                       $79,673     $15,695      $16,334     $135,637     $247,339
                                                                    =======     =======      =======     ========     ========



The following table sets forth, as of December 31, 2000, the dollar amounts of gross loans outstanding that are contractually due after December 31, 2001 and whether such loans have fixed or adjustable rates.

                                                                                     DUE AFTER DECEMBER 31, 2001
                                                                              ------------------------------------------
                                                                                  FIXED       ADJUSTABLE       TOTAL
                                                                              ------------   ------------   ------------
                                                                                        (dollars in thousands)
Loan portfolio composition:
Commercial loans                                                              $     16,951   $      9,910   $     26,861
Real estate:
     Construction loans                                                              1,183          2,895          4,078
     Secured by one- to four-family residential properties                           7,251          5,121         12,372
     Secured by commercial properties                                               34,393         76,334        110,727
Consumer:
     Home equity lines of credit                                                         -          2,912          2,912
     Other                                                                           9,945            771         10,716
                                                                              ------------   ------------   ------------
Gross loans outstanding                                                       $     69,723   $     97,943   $    167,666
                                                                              ============   ============   ============

LOAN ORIGINATION AND SALE. The following table sets forth the Company's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

                                                                                        DECEMBER 31,
                                                                           --------------------------------------
                                                                                2000          1999          1998
                                                                           --------------------------------------
                                                                                (dollars in thousands)
Beginning balance                                                           $144,194      $108,709      $ 73,884
Loans originated:
     Commercial loans                                                         28,134        25,292        12,298
     Real estate:
        Construction loans                                                    76,176        56,151        39,677
        One- to four-family                                                   35,214        41,605        56,868
        Commercial (1)                                                        78,388        57,787        44,996
     Consumer                                                                  8,308         5,880         5,389
                                                                               -----         -----         -----
        Total loans originated                                               226,220       186,715       159,228

Loans sold
     Real estate:
        One- to four-family                                                   11,365        24,802        32,933
        Commercial                                                             4,542        37,562        25,308
                                                                               -----        ------        ------
        Total loans sold                                                      15,907        62,364        58,241

Less:
     Principal repayments                                                    110,129        86,437        66,686
     Other net changes (2)                                                     (821)         2,429         (524)
                                                                               -----         -----         -----
        Total loans                                                         $245,199      $144,194      $108,709
                                                                            ========      ========      ========




(1) See "Retention of SBA 7A Loans"
(2) Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

COMMERCIAL REAL ESTATE LENDING. The Company focuses on originating loans secured by commercial real estate, such as retail centers, small office and light industrial buildings and other mixed use commercial properties. The Company will make loans secured by special purpose properties such as motels, and, from time-to-time, restaurants. Pursuant to the Company's underwriting policies, commercial real estate loans, which are not SBA loans, may be made in amounts up to the lesser of 75% of the appraised value of the property or the sales price. These loans may be made with terms up to 10 years and are either adjustable rate loans or fixed with a maximum term of 5 years. The Company generally requires a minimum debt service ratio (the ratio of net earnings on a property to debt service) of 1.2 to 1 or more. In addition to commercial real estate lending, and to a much lesser extent, the Company originates loans secured by multi-family residential properties.

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

GENERAL BUSINESS LENDING. The Company offers commercial business loans to businesses operating in the Company's primary market area. The Company's commercial business loans consist of lines of credit which require annual renewals, adjustable-rate loans with terms of five to seven years, and short term fixed-rate loans with terms of up to three years. Such loans are made up to $3.7 million, the Company's loans-to-one-borrower limit at December 31, 2000. The Company will also enter into commercial loans in excess of $3.7 million but will participate out that portion in excess of its legal lending limit.

AIRCRAFT LENDING. The Company's commercial loan portfolio also includes loans secured by used aircraft. These loans range in size from $3,000 to $2,198,000, have 15 or 20 year terms and are offered at variable or fixed interest rates. The market for loans secured by used aircraft is dominated by a few financial institutions. Typically these loans have maturities of 15 to 20 years but are refinanced approximately every three to four years. Lenders mostly rely on relationships with aircraft dealers to compete for aircraft loans. In April 1998, the Company hired a loan officer with 15 years experience in aircraft lending and relationships with several aircraft dealers.

Aircraft loan customers are generally professionals and other high net worth individuals. The primary consideration on a loan application for an aircraft loan is the credit worthiness of the borrower and ability to repay the loan amount. The Company's loan officers consider the costs of tie down space or hanger rental, maintenance requirements and insurance coverage in assessing the cash flow analysis of the borrower as such expenses can be substantial. In addition to the credit worthiness of the borrower, the Company will review the wholesale value of the aircraft. For loans over $200,000, an appraisal is performed on the aircraft which provides both a wholesale value and a retail value of the aircraft. Generally speaking, the wholesale value approximates 70% of the retail value. The Company will finance up to the lesser of 85% of the purchase price or 100% of the wholesale value of the aircraft. A title search is conducted on all aircraft loans. In addition, appropriate ground and air coverage insurance and title insurance must be obtained by the borrower. The term of the loans are generally no more than 20 years. At December 31, 2000, the Company had $24.8 million of aircraft loans in its commercial loan portfolio with an average size of $129,000.

CONSTRUCTION LENDING. The Company originates construction loans on both one- to four- family residences and on commercial real estate properties. The Company originates two types of residential construction loans, consumer and builder. The Company originates consumer construction loans to build single family residences. The Company will originate builder construction loans to companies engaged in the business of constructing homes for resale. These loans may be for homes currently under contract for sale or homes built for speculative purposes to be marketed for sale during construction. For owner occupied single family residences, the borrower and the property must qualify for permanent financing. Prequalification for owner occupied single family residences can be accomplished through the Company's Mortgage Banking Department. For commercial property, the borrower must qualify for permanent financing and the debt service coverage must be 1.2 to 1 or more. Qualification for commercial properties can be determined by the loan officer as part of the credit presentation. Absent such prequalification, a construction loan will not be approved by the Company. The Company originates land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. Construction loans are generally offered with terms up to twelve months.

Construction loans are generally made in amounts up to 75% of the value of the security property for "spec" single family residences and commercial properties and up to 80% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by the loan officer and independent construction inspectors. At December 31, 2000, the Company had construction loans, including land acquisition and development loans totaling $51.7 million or 21% of the Company's total loan portfolio.

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

Unsecured consumer loans are made with a maximum term of three years and a maximum loan amount of $5,000. At December 31, 2000, consumer loans totaled $14.3 million.

As of December 31, 2000, home equity loans totaled $2.9 million, or 1.2% of the Company's gross loan portfolio. The Company's home equity loans are adjustable-rate and reprice with changes in the WALL STREET JOURNAL prime rate. Adjustable-rate home equity lines of credit are offered in amounts up to 75% of the appraised value with a maximum loan amount of $150,000. Home equity lines of credit are offered with terms up to ten years.

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

The Company's one- to four-family residential loan portfolio at December 31, 2000, was $25.4 million. As of December 31, 2000, the average loan size for one- to four-family residential loans was $126,000, the average maturity was 8 years, the average interest rate was 10.35%, and the average loan-to-value ratio was 60.5%.

The Company also operates a mortgage department that originates FNMA and FHLMC loans, and it brokers other types of mortgage loans. Over 90% of the loans that are originated for FNMA and FHLMC are immediately sold in the secondary market. Many of these mortgage loans are the result of earlier interim construction financing by the Company.

LOAN SERVICING. Loans are serviced by the loan officer except for loans secured by single family residences and loans guaranteed by the SBA. The Company outsources loan servicing on loans secured by first trust deeds on single family residences. Loan servicing retained from the sale of the guaranteed portion of SBA loans is centralized at the Company's corporate headquarters. As of December 31, 2000, the SBA Lending Department was servicing $77.6 million of loans originated by the Company but subsequently sold to other institutions.

The Company's loan servicing operations are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into the Company's data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments on loans. Regular loan service efforts include payment processing and collection follow up, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens, if any, and periodically requesting required information, including current borrower and property financial and operating statements. When payments are not received by their contractual due date, collection efforts begin on the tenth day of delinquency with a telephone contact. If the borrower is non-responsive or the loan officer feels more stringent action may be required, the Chief Credit Officer is consulted. Notices of default are generally filed when the loan has become 60-90 days past due.

CREDIT RISK AND LOAN REVIEW

Credit risk represents the possibility that a customer or counter-party may not perform in accordance with contractual terms. The Company incurs credit risk whenever it extends credit to, or enters into other transactions with, its customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Loan review and other loan monitoring practices provide a means for the Company's management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Company's loan officers and are being applied uniformly throughout the Company. Implementation and daily administration of loan review rests with the Chief Credit Officer and the President who approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On an annual basis, the Board of Directors provides for a third-party outside loan review of all loans that meet certain criteria originated since the previous review. While the Company continues to review these and other related functional areas, there can be no assurance that the steps the Company has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

CONCENTRATIONS OF CREDIT

The Company's primary investment is in loans, 81% of which are secured by real estate. Therefore, although the Company monitors the real estate loan portfolio on a regular basis to avoid undue concentrations to a single borrower or type of real estate collateral, real estate in general is considered a concentration of investment. The Company seeks to mitigate this risk by requiring each borrower to have a certain amount of equity in the real estate at the time of origination, depending on the type of real estate and the credit quality of the borrower. Trends in the market are monitored closely by management on a regular basis.

Under federal law, the Company's ability to make aggregate loans-to-one-borrower is limited to 15% of unimpaired capital and surplus (as of December 31, 2000, this amount was $3.7 million) plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily-marketable collateral (defined to include only certain financial instruments and gold bullion).

INVESTMENT ACTIVITIES

The investment policy of the Company, as established by the Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Specifically, the Company's policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company's policies provide the authority to invest in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. The Company's policies provide that all investment purchases which increase or decrease the levels total investment portfolio by $2 million in any one month (not including overnight fed funds), or that are outside the policy guidelines, be approved by the Board of Directors. Purchases and sales under this limitation and within the guidelines of the policies may be done at the discretion of the President, Chief Financial Officer or Controller. At December 31, 2000, the Company had $6.8 million in U.S. Treasury and agency securities. At December 31, 2000, the Company had federal funds sold of $11.0 million and had interest bearing deposits in financial institutions totaling $790,000.

The following table sets forth the carrying values and estimated fair values of the Company's held to maturity investment portfolio at the dates indicated.

                                                                            At December 31,
                                           ---------------------------------------------------------------------------------
                                                     2000                        1999                         1998
                                            Amortized    Estimated      Amortized     Estimated      Amortized    Estimated
                                              Cost       Fair Value       Cost        Fair Value       Cost       Fair Value
                                           ----------    ----------     ---------     ----------     ---------    ----------
                                                                       (dollars in thousands)
U.S. Treasury securities and other            $6,819        $6,865        $6,710         $6,587        $1,676        $1,672
                                              ======        ======        ======         ======        ======        ======

         The contractual maturities of securities held to maturity at December 31, 2000 were as follows:

                                                                                         HELD TO MATURITY
                                                                                -----------------------------------
                                                                                   AMORTIZED           ESTIMATED
                                                                                     COST              FAIR VALUE
                                                                                --------------       --------------
                                                                                      (dollars in thousands)
Due in one year or less                                                                $1,747              $1,745
,Due greater than one year through five years                                           4,473               4,508
Due greater than five years                                                               599                 612
                                                                                --------------       --------------
Total                                                                                  $6,819              $6,865
                                                                                ==============       ==============




SOURCES OF FUNDS

GENERAL. Deposits, loan repayments and prepayments, proceeds from the sales of loans, cash flows generated from operations and Federal Reserve borrowings are the primary sources of the Company's funds for use in lending, investing and for other general purposes.

DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of checking accounts, money market accounts, passbook accounts and certificates of deposit. As of December 31, 2000, core deposits constituted 43.3% of total average deposits. As of December 31, 2000, the average deposit account was $20,000. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are attracted primarily from individuals and small and medium-sized businesses.

The Company relies primarily on customer service, aggressive marketing and cross-selling to customers and prospects to attract and retain deposits. However, market interest rates and products, and rates offered by competing financial institutions significantly affect the Company's ability to grow and retain deposits.

Beginning in 2000, the Company began retaining the guaranteed portion of SBA loans. In order to fund these retained assets, the Company began a program of originating wholesale deposits. While the Company intends to continue funding these loans using wholesale sources of funds, it is management's intent to expand its retail deposit base through the acquisition of branches of other institutions, or through the addition of de novo branches, including a de novo branch scheduled to open in April 2001 in Escondido.

The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates for each category of deposits presented.

                                                                    For the Year Ended December 31,
                                  -------------------------------------------------------------------------------------------------
                                                 2000                            1999                            1998
                                  -------------------------------- -------------------------------- --------------------------------
                                               Percent                         Percent                          Percent
                                               of Total                        of Total                         of Total
                                    Average    Average    Average   Average    Average    Average    Average    Average    Average
                                    Balance    Deposits    Rate     Balance    Deposits     Rate     Balance    Deposits     Rate
                                  ---------- ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                       (dollars in thousands)
MMDA and NOW accounts              $ 49,287      23.36%      2.28%  $ 52,295      37.80%      2.36%  $ 52,816      47.85%      3.22%
Savings accounts                     11,621       5.51%      2.67%    11,580       8.37%      2.76%    10,132       9.18%      3.14%
Non-interest-bearing accounts        30,337      14.38%      0.00%    24,999      18.07%      0.00%    18,265      16.55%      0.00%
Time deposits less than $100,000     64,431      30.53%      6.25%    36,120      26.11%      5.14%    23,864      21.62%      5.53%
Time deposits of $100,000 or more    55,332      26.22%      5.97%    13,349       9.65%      5.01%     5,303       4.80%      5.46%
                                  ----------                       ----------                       ----------
Total average deposits             $211,008     100.00%      4.15%  $138,343     100.00%      3.60%  $110,380     100.00%      3.29%
                                  ==========                       ==========                       ==========

The following table represents the deposit activity of the Company fo the periods indicated.
                                       15


                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                               -------------------------------
                                                                    2000      1999       1998
                                                                    ----      ----       ----
                                                                   (dollars in thousands)
Net deposits                                                     $87,828   $30,146    $24,259
Interest credited on deposit accounts                              7,477     3,970      3,518
                                                                   -----     -----      -----
Total increase in deposits                                       $95,305   $34,116    $27,777
                                                                 =======   =======    =======

At December 31, 2000, the Company had $74.8 million in time deposits in amounts of $100,000 or more, consisting of 339 accounts, maturing as follows:

                                                                     WEIGHTED
                                                                      AVERAGE
MATURITY PERIOD                                             AMOUNT     RATE
---------------                                            --------  -------
                                                           (dollars in thousands)
Three months or less                                         $30,504     6.41%
Greater than Three Months to Six Months                       19,660     5.58%
Greater than Six Months to Twelve Months                      24,461     6.35%
Greater than Twelve Months                                       223     5.28%
                                                             -------
Total                                                        $74,848     6.17%
                                                             =======


EMPLOYEES

As of December 31, 2000 the Company had a total of 111 full-time employees and 15 part-time employees. The management of the Company believes that its employee relations are satisfactory.

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

The commercial banking business is not only affected by general economic conditions but is also influenced by monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combatting recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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


SUPERVISION AND REGULATION

The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws, which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

For information concerning the capital ratios of the Company and the Bank, see
ITEM 6 of this report, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" as of December 31, 2000.

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

PREMIUMS FOR DEPOSIT INSURANCE

All deposits of the Bank are insured by the FDIC and are subject to FDIC insurance assessments. The amount of FDIC assessments paid by individual insured depository institutions is based upon their relative risk as measured by regulatory capital ratios and certain other factors. The Bank pays an assessment of $0.0049 per $100 of deposits as a result of its "Well Capitalized" status.

FINANCIAL SERVICES MODERNIZATION LEGISLATION

GENERAL. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company

The law also:
  o broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;
  o provides an enhanced framework for protecting the privacy of consumer information;
  o adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;
  o modifies the laws governing the implementation of the Community Reinvestment Act; and
  o addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on their operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

FINANCIAL HOLDING COMPANIES. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. The Company has not yet elected to become a financial holding company.

"Financial in nature" activities include: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company must meet three requirements before becoming a financial holding company: all of the bank holding company's depository institution subsidiaries must be (1) well capitalized, (2) well managed, and (3) in compliance with the Community Reinvestment Act (except in limited circumstances). In addition, the bank holding company must file with the Federal Reserve Board a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the foregoing criteria.

Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of the company to conform to those permissible for a bank holding company. No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. In December, 2000 the Federal Reserve Board approved an interim rule defining the three categories of activities financial in nature or incidental to a financial activity:

  o lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

  o providing any device or other instrumentality for transferring money or other financial assets; or

  o arranging, effecting or facilitating financial transactions for the account of third parties.

The interim rule also establishes a mechanism through which financial holding companies or other interested parties may request that the Federal Reserve Board find that a particular activity falls within one of these three categories. For example, the Federal Reserve Board has recently issued a proposed rule that would grant financial holding companies the right to act as real estate brokers and managers.

A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

PRIVACY. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

  o initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
  o      annual notices of their privacy policies to current customers; and
  o a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

CONSUMER PROTECTION RULES--SALE OF INSURANCE. In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001, and applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product:

  o is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;
  o is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and
  o     has certain risks of investment, including the possible loss of value.

The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION. In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

  o     identify and assess the risks that may threaten customer information;
  o develop a written plan containing policies and procedures to manage and control these risks;
  o     implement and test the plan; and
  o adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

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

SAFETY AND SOUNDNESS STANDARDS

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; asset growth; earnings; and compensation, fees and benefits.

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:

  o     conduct periodic asset-quality reviews to identify problem assets;
  o estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;
  o     compare problem asset totals to capital;
  o     take appropriate corrective action to resolve problem assets;
  o     consider the size and potential risks of material asset concentrations;
        and
  o provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other information contained in this Report, the following risks may affect the Company. If any of these risks occur, the Company's business, financial condition or operating results could be adversely affected.

DEPENDENCE ON REAL ESTATE. A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2000, real estate served as the principal source of collateral with respect to approximately 81 percent of the Bank's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

EARNINGS. With the announcement of earnings for 1999, management announced that the Company is changing its strategy for future earnings and growth. See "Strategy - New Strategic Initiative." In general, such strategy focused on the retention of SBA 7A loans resulting in (i) increased interest income but (ii) decreased income from the sale of such loans. The ability of the Company to increase its net interest income and to grow its assets through increasing its loan portfolio by the retention of SBA 7A loans and by other loan growth is dependent on its ability to attract deposits. To maximize net interest income, the Company seeks to fund its growth through attracting retail deposits and minimizing its reliance on more expensive wholesale deposits. In 2000, gross loans grew by 70%, while retail and wholesale deposits grew by 37% and 400%, respectively. The competition for retail deposits in the Company's market is keen and wholesale deposits growth is largely dependent on the rates paid for such deposits. The inability to increase its retail deposits coupled with increased reliance on wholesale deposits could materially impact the Company's results of operations.

Additionally, the growth of the Company's assets is also dependent on maintaining satisfactory regulatory capital and liquidity levels. In general, regulatory concerns increase as a financial institution's liquidity and capital ratios decrease. The Company's liquidity and leverage capital ratios decreased 30% and 12%, respectively, in 2000. The Company is implementing various strategies to assure adequate liquidity and maintain its capital ratios, but no assurance can be given that such strategies will be successful. SEE "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS."

INTEREST RATE CHANGES. The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest-bearing liabilities and interest-earning assets, for the short term the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. The Bank's analysis indicates that the decreases in the target federal funds rate announced by the Federal Reserve Board in January will likely result in a drop of 50 to 75 basis points in the Bank's interest rate spread during the first quarter of 2001. If interest rates continue to decline, competitive pressure and other factors may prevent the Bank from making proportionate decreases in the interest rates its pays on deposits, especially MMDA and NOW accounts, resulting in a larger decrease in the interest rate spread. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on the Company's and the Bank's business, financial condition and results of operations.

COMPETITION. Competition may adversely affect the Bank's performance. The financial services business in the Bank's market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. The Bank faces competition both in attracting deposits and in making loans. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides. Increasing levels of competition in the banking and financial services businesses may reduce the Bank's market share or cause the prices it charges for its services to fall. The Company's results may differ in future periods depending on the nature or level of competition.

REGULATION. The Company and the Bank are subject to government regulation that could limit or restrict their activities, adversely affecting operations. The financial services industry is heavily regulated. Federal and state regulation is designed to protect the deposits of consumers, not to benefit shareholders. The regulations impose significant limitations on operations, and may be changed at any time to impose significant new limitations, possibly causing the Company's results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve Board, significantly affects credit conditions for the Bank.

BORROWERS' FAILURE TO PERFORM. A significant number of the Bank's borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, resulting in losses for the Company. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the Company's results of operations.

CALIFORNIA ENERGY CRISIS. The recent California energy crisis has resulted in higher energy costs to consumers, who have also seen disruptions in service and face uncertainty about the future availability and cost of power. Various legialative, regulatory and legal remedies to the California crisis are being pursued, but their outcome is uncertain and far reaching and the solution is not likely to be immediate. Continued deterioration of the California energy resources could have a material adverse affect on the Company's customers, which may result in adverse affects in the Company's business, financial condition and results of operations.

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

On February 23, 2001, the Bank entered into a letter of intent to lease an approximately 33,000 square foot building in Escondido, located at the corner of 9th and Canterbury. The building will replace administrative office space located in Fallbrook, although the Company intends to maintain and operate the existing Fallbrook branch, as well as operate a loan production office near the branch. Construction of the new building is expected to be completed during the first quarter of 2002. The Company's Escondido branch, scheduled to open in April 2001, will also be relocated to this new building upon completion. The Company intends to sublease a portion of the new facility to third party tenants.

On March 24, 1997, the Bank relocated its Temecula branch office to 27541 Ynez Road, Temecula, California. The office contains approximately 6,338 square feet and is leased pursuant to a lease expiring in March 2007. On August 4, 1998, the Bank opened a branch office located at 1690 S. Melrose Drive, Vista, California. This office contains approximately 5,700 square feet and is leased pursuant to a lease expiring on June 3, 2008. The Bank also maintains loan production offices in leased premises at 1688 S. Melrose Drive, Suite 203, Vista; 1440 No. Harbor Blvd., Suite 800-38, Fullerton, California; 3535 Inland Empire Blvd., Ontario, California; 920 Hampshire Road, Suite A-11, Westlake Village, California; 17011 Beach Blvd., Suite 900, Huntington Beach, California and 811 No. Central Ave., Glendale, California. The Bank also leases some additional office space in Fallbrook to house administrative and lending personnel. The branch offices and the additional offices are considered adequate for the Bank's current needs. The Bank's rental expense for 2000 was $475,000. See Note 13 of the Company's financial statements included in Item 7 of this Report for certain additional information concerning the amount of the Bank's lease commitments.

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

The Bank has been subject to a lawsuit by a former employee alleging, amongst other things, breach of contract and fraud. Trial commenced on July 19, 1999 in Riverside County Superior Court, with the jury rendering a verdict on August 2, 1999. The jury awarded compensatory damages of approximately $65,000, punitive damages of $750,000, court costs and legal fees. On October 26, 1999, the Superior Court ordered a new trial on punitive damages only, unless the plaintiff consented to a reduction of the punitive damage award to $250,000. On November 4, 1999, the plaintiff consented to the punitive damage verdict of $250,000. The Bank subsequently filed a notice of appeal in connection with the judgement. For the year ended December 31,1999, the Company accrued $298,000 in connection with this verdict. On October 19, 2000, the Court of Appeal overturned the judgement of fraud, and remanded the breach of contract cause of action to the lower court for determination of damages. On December 26, 2000, the Bank and former employee settled the action for $27,000, resulting in a reversal of the accrual in the amount of $271,000.

There are no other material proceedings adverse to the Bank to which any director, officer, affiliate of the Bank or 5% shareholder of the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Bank is a party, and none of the above persons has a material interest adverse to the Bank.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

Prior to the Company's formation, the Bank's common stock was listed on the Nasdaq SmallCap Market under the symbol "FBRK." At the effective time of the Holding Company Formation on June 25, 1999, the Company's common stock became listed on the Nasdaq National Market under the symbol "CMBC."

The information in the following table indicates for each quarterly period during the last two years (i) the high and low closing sale prices of the Bank's common stock prior to the Holding Company Formation and (ii) the high and low closing sale prices of the Company's common stock after the Holding Company Formation. Prices do not include retail mark-ups, markdowns or commission. The information has been adjusted to reflect the 5% stock dividends in the fourth quarters of 1999 and 2000.


Quarter Ended                                                  Closing Prices
--------------------------------------------------------------------------------
1999                                        Low                High
--------------------------------------------------------------------------------
March 31                                    $  6.689             $  7.710
June 30                                     $  6.463             $  7.483
September 30                                $  6.576             $  7.710
December 31                                 $  5.119             $  7.370


Quarter Ended                                                  Closing Prices
--------------------------------------------------------------------------------
2000                                        Low                High
--------------------------------------------------------------------------------
March 31                                    $  4.643             $  5.714
June 30                                     $  4.911             $  6.190
September 30                                $  5.476             $  6.429
December 31                                 $  6.125             $  8.000


HOLDERS

As of March 19, 2001, there were approximately 373 shareholders of record of the Company's common stock, and approximately 900 beneficial shareholders, including the shareholders of record. There are no other classes of common equity outstanding.

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

There were no cash dividends paid, other than for fractional shares on stock dividends, during 1999 or 2000.

The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 1999, which was paid on November 30, 1999. The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 2000, which was paid on November 30, 2000. Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company's and the Bank's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

Community National Bank, formerly Fallbrook National Bank, (the "Bank") commenced operations in 1985 and has focused primarily on providing commercial banking products and services to small and mid-sized businesses in its primary market area. In the early 1990's the Bank began its SBA lending program. The Bank is currently a "Preferred Lender" with the SBA and the 7th largest originator of SBA loans in California and 38th in the nation based on loan originations for SBA 7A loans originated during the SBA's fiscal year ended September 30, 2000. In January 1996, the Board of Directors promoted Thomas E. Swanson to President of the Bank. Prior to Mr. Swanson's appointment, the Bank employed a no growth business strategy due to local market conditions, and did not engage in strategic planning. In 1996, Mr. Swanson began implementing changes designed to prepare the Bank for future growth. These changes included: (i) reorganizing the management structure;
(ii) diversifying the Bank's business lines; (iii) investing in infrastructure to support diversification and (iv) listing the common stock on Nasdaq.

On June 25, 1999, the Bank became the wholly owned subsidiary of Community Bancorp Inc. (the "Company") through a holding company reorganization, where each share of Bank stock was exchanged for a share of Company stock on a one for one basis. The reorganization was accounted for on a basis similar to the pooling of interest method, resulting in a tax free exchange. No additional equity was issued as part of this transaction. In the consolidated financial statements and footnotes presented herein, references to the Bank are references to Community National Bank. References to the Company are references to Community Bancorp Inc. (including the Bank), except for periods prior to June 25, 1999, in which case, references to the Company are references to the Bank.

The Company's primary market area is northern San Diego County consisting of the communities of Fallbrook and Vista, and Southwestern Riverside County consisting of the community of Temecula. The populations of Fallbrook, Temecula and Vista were approximately 39,000, 54,000 and 86,000, respectively as of mid 2000. The average household incomes for Fallbrook, Temecula and Vista were approximately $42,000, $63,000 and, $61,000, respectively as of mid 2000. The population growth rate for the northern San Diego County and Southwestern Riverside Counties was approximately 18% and 7% per annum, respectively.

NEW STRATEGIC INITIATIVE. With the announcement of earnings for 1999, management announced that the Company changed its strategy for future earnings and growth. The new strategy addressed the following areas:

- Retain the guaranteed portion of SBA 7A loans
  o     Fund loan growth with core deposits and use of wholesale deposits
  o     Seek additional capital sources
  o Reduce reliance on gain on sale of SBA loans - thereby stabilizing quarterly earnings
  o Expand the SBA lending operations through the addition of loan production offices
- Focused geographic expansion of the financial services organization
  o     Open additional community banking offices
  o     Add new services, including securities and investment products
  o     Enhance and expand existing core lending business lines
- Improve profitability and efficiency by growing core earnings and controlling operating costs

In 2000, the following accomplishments were made in implementing that strategy:

- The Company did not sell SBA 7A loans in 2000. This contributed significantly to interest income in 2000, and should continue to do so going forward. SBA loan retention also contributed to the 70% loan growth in 2000 compared to 30% for 1999.
  The guaranteed portion of SBA loans retained was $35.1 million as of December 31, 2000 compared to $6.0 million as of December 31, 1999.
  o Core deposits increased 20% to $101.2 million as of December 31, 2000 compared to $84.5 million as of December 31, 1999. Retail certificates of deposits ("CDs") increased to $101.1 million as of December 31, 2000 compared to $62.8 million as of December 31, 1999. Wholesale deposits, used to fund SBA guaranteed portions of loans and loans held for sale, increased to $50.4 million as of December 31, 2000 compared to $10.1 million as of December 31, 1999.
  o The Company issued $10 million in Trust Preferred Securities in March of 2000

  o Gain on sale of loans decreased to $162,000 for the year ended December 31, 2000 compared to $3.6 million for the year ended December 31, 1999. Net interest income increased 33% to $11.4 million for the year ended December 31, 2000 compared to $8.5 million for the year ended December 31, 1999. For the quarter ended December 31, 2000, net interest income increased 63% to $3.4 million compared to $2.1 million for the quarter ended December 31, 1999.
  o Additional SBA lending offices were established in Ventura and Glendale, California
- The Company is in the process of expanding its retail banking franchise, with its fourth retail banking office projected to open in Escondido in April, 2001.
  o     New services established in 2000 included the Invest Financial
        Services program, where customers can purchase and sell non-FDIC insured securities and other investment products, as well as obtain personal financial plans.
  o In 2000, additional lending staff was added in the Temecula and Vista branch offices.

During 2001, management intends to further improve net interest income through continued growth in loans and core deposits, while controlling operating expenses. Further expansion of the retail banking franchise is expected to continue, including a new branch office in Escondido opening in April 2001 and the addition of another SBA lending office.

RESULTS OF OPERATIONS

NET INCOME

Net income was $1.0 million for the year ended December 31, 2000 compared to $1.6 million and $1.3 million for the years ended December 31, 1999 and 1998, respectively. Basic earnings per share were $0.40, $0.62 and $0.50 for the years ended December 31, 2000, 1999 and 1998, respectively. Diluted earnings per share were $0.39, $0.60 and $0.49 for the years ended December 31, 2000, 1999 and 1998, respectively. Earnings per share for 1999 and 1998 have been adjusted for the effects of the stock dividends in 2000, 1999 and 1998. The Company incurred non-recurring expenses of $362,000 in 1999 due to the establishment of a $298,000 reserve for a lawsuit plus the cost of formation of the holding company. The Company recovered $271,000 in 2000 due to the court verdict being overturned and the ultimate settlement of the lawsuit, which was partially offset by the cost of changing the name of the Bank. Gains on sale of loans totaled $162,000 in 2000 compared to $3.6 million in 1999 and $2.2 million in 1998, consistent with the Bank's strategic shift. Net interest income before provision for loan losses totaled $11.4 million in 2000 compared to $8.5 million in 1999 and $7.2 million in 1998. In addition to the retention of SBA 7a loans, interest revenue was enhanced by growth in other areas of lending. The Company's equity to assets ratio was 4.36%, 6.45% and 7.27% at December 31, 2000, 1999 and 1998, respectively. During 2000, the Company issued $10 million in Trust Preferred securities to maintain the Bank's and the Company's regulatory capital ratios and support the growth of the Company.

The return on average assets ("ROAA") for the year ended December 31, 2000 was 0.43% compared with 1.02% for the year ended December 31, 1999 and 1.04% for the year ended December 31, 1998. The decrease in the ROAA from 2000 to 1999 was due to the 60% growth in total assets, combined with the decline in net income due to the change in strategy from the sale of SBA 7a loans to the retention of SBA 7a loans. The return on average equity ("ROAE") was 8.62% for the year ended December 31, 2000 compared to 15.32% for the year ended December 31, 1999, and 14.26% for the year ended December 31, 1998.

Quarterly cash dividends of $0.05 per share were paid on January 2, April 1, and July 1, 1998. The Bank changed its dividend policy in 1998 as part of its strategic plan, discontinuing cash dividends in favor of retaining earnings to support internal growth. The dividend payout ratio for the year ended December 31, 1998 was 18.22%. There were no cash dividends paid in 1999 and 2000. Management does not anticipate that the Company will resume paying cash dividends in the near future.

INTEREST INCOME

NET INTEREST INCOME

Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference (the "interest rate spread") between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of, and interest rate earned on, interest earning assets and the volume of, and interest rate paid on, interest bearing liabilities.

Net interest income before provision for estimated loan losses for the year ended December 31, 2000 was $11.4 million compared to $8.5 million for the year ended December 31, 1999 and was $7.2 million for the year ended December 31, 1998. This increase was primarily due to the increase in the average interest earning assets, partially offset by a decrease in the net interest margin. Average interest earning assets were $218.6 million with a net interest margin of 5.20% for the year ended December 31, 2000 compared to $137.2 million with a net interest margin of 6.23% for the year ended December 31, 1999, and $110.4 million with a margin of 6.53% for the year ended December 31, 1998. The decline in net interest margin reflects the change in the composition of liabilities, including the increased use of borrowed funds as a source of capital, combined with an increase in the use of certificates of deposit as a funding source.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and nonaccrual loans are included as interest bearing loans for the purpose of this table.

                                          ----------------------------------------------
For the Years Ended December 31,                             2000
                                            Average        Interest         Average
   (dollars in thousands)                   Balance      Earned/Paid      Rate/Yield
                                         -----------------------------------------------
Average assets:
 Securities and time deposits
      at other banks                          $  7,865              $455          5.79%
 Fed funds sold                                 12,790               788          6.16%
 Loans:
    Commercial                                  84,445             8,316          9.85%
    Real Estate                                103,818            10,926         10.52%
    Consumer                                     9,675               691          7.14%
                                              --------            ------         -------
 Total loans                                   197,938            19,933         10.07%
                                              --------            ------
 Total earning assets                          218,593            21,176          9.69%
 Non earning assets                             16,491
                                              --------
 Total average assets                         $235,084
                                              ========


Average liabilities and shareholders' equity:
 Interest bearing deposits:
    Savings and interest
         bearing accounts                     $ 60,908             1,434          2.35%
    Time deposits                              119,763             7,333          6.12%
                                              --------            ------
 Total interest bearing deposits               180,671             8,767          4.85%
 Demand deposits                                30,337                 -          0.00%
 Trust Preferred Securities                      7,705               867         11.25%
 Other borrowings                                1,661               172         10.36%
                                              --------            ------
 Total interest bearing liabilities            220,374             9,806          4.45%
 Accrued expenses and
      other liabilities                          3,101
 Net shareholders' equity                       11,609
                                              --------
 Total average liabilities and
      shareholders' equity                    $235,084
                                              ========

 Net interest spread                                                              5.24%
                                                                                  ----

 Net interest income                                             $11,370
                                                                 -------
 Net yield on interest-earning assets                                             5.20%
                                                                                  ====


                                         -------------------------------------------------------------------------------------------
For the Years Ended December 31,                               1999                                           1998
                                              Average        Interest         Average        Average        Interest       Average
 (dollars in thousands)                       Balance      Earned/Paid      Rate/Yield       Balance       Earned/Paid    Rate/Yield
                                         -------------------------------------------------------------------------------------------
Average assets:
 Securities and time deposits
      at other banks                             $ 5,327              $301          5.65%        $ 1,904           $108        5.67%
 Fed funds sold                                    9,976               482          4.83%         16,169            896        5.54%
 Loans
    Commercial                                    53,404             5,128          9.60%         42,551          4,657       10.94%
    Real Estate                                   62,393             6,350         10.18%         45,747          4,878       10.66%
    Consumer                                       6,129               564          9.20%          4,014            414       10.31%
                                                --------           -------                      --------        -------
 Total loans                                     121,926            12,042          9.88%         92,312          9,949       10.78%
                                                --------           -------                      --------        -------

 Total earning assets                            137,229            12,825          9.35%        110,385         10,953        9.92%
 Non earning assets                               15,569                                          10,868
                                                --------                                        --------
 Total average assets                           $152,798                                        $121,253
                                                ========                                        ========

Average liabilities and shareholders equity:
 Interest bearing deposits:
    Savings and interest
         bearing accounts                       $ 63,875             1,556          2.44%       $ 62,948          2,015        3.20%
    Time deposits                                 49,469             2,490          5.03%         29,167          1,611        5.52%
                                                 -------             -----                       -------         ------
 Total interest bearing deposits                 113,344             4,046          3.57%         92,115          3,626        3.94%
 Demand deposits                                  24,999                 -          0.00%         18,265              -        0.00%
 Trust Preferred Securities                            -                 -          0.00%              -              -        0.00%
 Other borrowings                                  2,822               235          8.33%          1,120            114       10.18%
                                                 -------             -----                       -------         ------
 Total interest bearing liabilities              141,165             4,281          3.03%        111,500          3,740        3.35%
 Accrued expenses and
      other liabilities                            1,507                                             940
 Net shareholders equity                          10,126                                           8,813
                                                --------                                        --------
 Total average liabilities and
      shareholders equity                       $152,798                                        $121,253
                                                ========                                        ========

 Net interest spread                                                                6.32%                                      6.57%
                                                                                    ----                                       ----
 Net interest income                                                $8,544                                       $7,213
                                                                    ------                                       ------
 Net yield on interest-earning assets                                               6.23%                                      6.53%
                                                                                    ----                                       ----


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


                                    -------------------------------------------------------------------------------
For the Years Ended December 31,                 2000 VS. 1999                           1999 VS. 1998

  (dollars in thousands)                 VOLUME            RATE        TOTAL     VOLUME         RATE          TOTAL
                                    -------------------------------------------------------------------------------
Earning assets:
  Securities and time deposits
     at other banks                      $  143           $  11       $  154     $  194        $   (1)       $  193
  Fed funds sold                            136             170          306       (343)          (71)         (414)
  Loans
   Commercial                             2,980             208        3,188      1,187          (716)          471
   Real Estate                            4,217             359        4,576      1,774          (302)        1,472
   Consumer                                 326            (199)         127        218           (68)          150
                                         ------          ------       ------     ------         ------       ------
  Total loans                             7,523             368        7,891      3,179        (1,086)        2,093
                                         ------          ------       ------     ------         ------       ------
  Total earning assets                    7,802             549        8,351      3,030        (1,158)        1,872

Interest bearing liabilities:
  Interest bearing deposits:
    Savings and interest
      bearing accounts                      (72)            (50)        (122)        30          (489)         (459)
    Time deposits                         3,536           1,307        4,843      1,121          (242)          879
                                         ------          ------       ------     ------         ------       ------
  Total interest bearing deposits         3,464           1,257        4,721      1,151          (731)          420
  Trust Preferred Securities                868              (1)         867          -             -             -
  Other borrowings                          (97)             34          (63)       168           (47)          121
                                         ------          ------       ------     ------         ------       ------
  Total interest bearing liabilities      4,235           1,290        5,525      1,319          (778)          541
                                         ------          ------       ------     ------         ------       ------
  Change in net interest income          $3,567           $(741)      $2,826     $1,711         $(380)       $1,331
                                         ======          ======       ======     ======         ======       ======



INTEREST INCOME

Interest income for the year ended December 31, 2000 increased to $21.2 million, compared to $12.8 million for the year ended December 31, 1999 and $11.0 million for the year ended December 31, 1998. This increase was primarily due to an increase in the average balance of interest earning assets, combined, to a lesser extent, with an increase in the yield on those assets. Average interest earning assets increased to $218.6 million for the year ended December 31, 2000 compared to $137.2 million for the year ended December 31, 1999, and were $110.4 million for the year ended December 31, 1998. The yield on interest earning assets increased to 9.69% for the year ended December 31, 2000 compared to 9.35% for the year ended December 31, 1999 and was 9.92% for the year ended December 31, 1998. The largest single component of interest earning assets was loans receivable, which had an average balance of $197.9 million with a yield of 10.07% for the year ended December 31, 2000, compared to $121.9 million with a yield of 9.88% for the year ended December 31, 1999 and $92.3 million with a yield of 10.78% for the year ended December 31, 1998. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company's strategic plan, including the change in strategy to retain SBA 7a loans.

INTEREST EXPENSE

Interest expense for the year ended December 31, 2000 increased to $9.8 million compared to $4.3 million for the year ended December 31, 1999, and was $3.7 million for the year ended December 31, 1998. This increase was due to an increase in average deposits, combined with the issuance of Trust Preferred securities. Average interest-bearing liabilities increased to $220.4 million for the year ended December 31, 2000 from $141.2 million for the year ended December 31, 1999 and were $111.5 million for the year ended December 31, 1998. The increase in interest expense reflects a change in the composition of interest-bearing liabilities, including the issuance of Trust Preferred securities, combined with the increase in average interest-bearing liabilities, combined with an increase in the cost of funds. Average time deposits increased to $119.8 million with a cost of 6.12% for the year ended December 31, 2000 from $49.5 million with a cost of 5.03% for the year ended December 31, 1999, and were $29.2 million with a cost of 5.52% for the year ended December 31, 1998. As part of the new strategic initiative, wholesale CDs were utilized to fund the SBA guaranteed portions of loans retained, as well as loans held for sale. Wholesale CDs increased to $50.4 million as of December 31, 2000 compared to $10.1 million as of December 31, 1999. In March, 2000, the Company's subsidiary, Community (CA) Capital Trust I, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The Company used the proceeds to pay off the $3.2 million in borrowed funds, and contributed an additional $5.8 million in the Bank. Average other borrowings decreased to $1.7 million with a cost of 10.36%, from $2.8 million with a cost of 8.33% for the year ended December 31, 1999 and $1.1 million with a cost of 10.18% for the year ended December 31, 1998. Average borrowings decreased in 2000 from 1999 due to the payoff of certain borrowed funds from the proceeds of the Trust Preferred securities.

PROVISION FOR ESTIMATED LOAN LOSSES

Net loans charged off totaled $66,000 for the year ended December 31, 2000 compared to $50,000 for the year ended December 31, 1999 and were $196,000 for the year ended December 31, 1998. Due to the growth in loans, the provision for loan losses totaled $965,000 for the year ended December 31, 2000, compared to $385,000 for the year ended December 31, 1999 and $538,000 for the year ended December 31, 1998. As a result of the increase in total loans outstanding, management increased the allowance for loan losses to $2.2 million as of December 31, 2000 compared to $1.3 million as of December 31, 1999 and $992,000 as of December 31, 1998. As of December 31, 2000 the allowance was 0.90% of total gross loans compared to 0.91% as of December 31, 1999 and 0.88% as of December 31, 1998. For the year ended December 31, 2000, net charge offs as a percentage of average loans outstanding was 0.03%, compared to 0.04% for the year ended December 31, 1999 and 0.21% for the year ended December 31, 1998. The allowance for loan losses as a percentage of nonaccrual loans was 3905% as of December 31, 2000, compared to 73% as of December 31, 1999 and was 102% as of December 31, 1998. The reason for the large fluctuation between years is partly due to the small amount of nonaccrual loans used in the calculation, whereby a small increase or decrease in nonaccrual loans causes a significant change in the percentage.

Nonaccrual loans as of December 31, 2000 were $57,000, of which $20,000 is guaranteed by the SBA, compared to $1.8 million, with $1.4 million guaranteed by the SBA as of December 31, 1999 and $969,000, with $293,000 guaranteed by the SBA as of December 31, 1998.

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and then considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. As part of the strategic plan, the Company began retaining the guaranteed portion of SBA loans beginning in 2000. The government guaranteed portion of the loan portfolio increased to $35.1 million as of December 31, 2000 compared to $6.0 million as of December 31, 1999. In general, the Company does not maintain allowance for loan losses on the guaranteed portion of SBA loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon judgments which differ from those of management.

OTHER OPERATING INCOME

Other operating income represents non-interest types of revenue and is comprised primarily of gains from the sale of loans, other fee income, income for servicing SBA loans, and service charges on deposit accounts. Other operating income was $2.2 million for the year ended December 31, 2000 compared to $5.6 million for the year ended December 31, 1999 and was $3.9 million for the year ended December 31, 1998. The decrease in other operating income is the direct result of the change in strategy from selling SBA 7a loans to retaining them for interest income.

Prior to 2000, a major portion of this income was generated through the sale of loans consisting of SBA loans and mortgage loans. With the announcement of 1999 earnings, the Company announced its intention to change its strategy from generating revenue through the gain on sale of SBA loans to generating interest income through retaining SBA 7a loans. During the year ended December 31, 2000 the Company originated $47.2 million in SBA government guaranteed loans compared to $38.5 million during the year ended December 31, 1999 and $33.3 million during the year ended December 31, 1998. The Company originated $13.5 million in mortgage loans during the year ended December 31, 2000 compared to $23.6 million during the year ended December 31, 1999 and $28.9 million during the year ended December 31, 1998. The Company sold approximately $4.5 million in SBA loans and $11.4 million in mortgage loans during the year ended December 31, 2000, compared to $37.6 million in SBA loans and $24.8 million in mortgage loans during the year ended December 31, 1999 and $25.3 million in SBA loans and $32.9 million in mortgage loans during the year ended December 31, 1998. The decline in origination and subsequent sale of mortgage loans is a direct result of the rising interest rates experienced in 2000, which significantly reduced the amount of mortgage loan refinances during the year. The sales of SBA 504 and mortgage loans generated net gains on sale of approximately $162,000 for the year ended December 31, 2000 compared to $3.6 million for the year ended December 31, 1999 and $2.2 million for the year ended December 31, 1998. Sales in 1999 and 1998 included SBA 7a loans. There were no sales of SBA 7a loans during 2000. The decline in gain on sale of loans is in line with the new strategic initiative for 2000, which called for the retention of the guaranteed portion of SBA 7a loans.

Loan servicing fees, net, increased to $654,000 for the year ended December 31, 2000 compared to $321,000 for the year ended December 31, 1999 and $453,000 for the year ended December 31, 1998. The Company and the industry experienced a significant increase in prepayments during the year ended December 31, 1999, compared to prior years, which resulted in a $742,000 write down of the servicing asset. Prepayments decreased substantially in 2000 as interest rates increased. Since the Company is now retaining SBA 7a loans, the impact of changes in prepayment speeds will decline in the future, since servicing fees are generated from the sale of SBA 7a loans. The Company measures its servicing asset and Interest Only (the "IO") strips using industry prepayment speeds. The Company's SBA servicing for others decreased to $77.6 million as of December 31, 2000 compared to $92.2 million as of December 31, 1999 and $82.8 million as of December 31, 1998.

Customer service charges increased to $435,000 in 2000 compared to $404,000 in 1999 and $373,000 in 1998. Total deposits in transaction accounts, including demand, savings and money market accounts, increased to $101.2 million as of December 31, 2000 compared to $85.2 million and $83.3 million as of December 31, 1999 and 1998, respectively.

Other fee income totaled $927,000 for the year ended December 31, 2000 compared to $1.2 million for the year ended December 31, 1999 and $870,000 for the year ended December 31, 1998. The decrease is directly related to the decrease in other SBA non-guaranteed loan production and mortgage loan production.

OTHER OPERATING EXPENSES

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director/officer/employee expenses, office expenses, ESOP loan expense and other expenses are the major categories of other operating expenses. Other operating expenses, excluding non-recurring expenses, increased to $11.0 million for the year ended December 31, 2000 compared to $10.9 million and $8.4 million for the years ended December 31, 1999 and 1998, respectively.

As a percentage of average assets these expenses, excluding non-recurring expenses, decreased to 4.7% for the year ended December 31, 2000 compared to 7.1% for the year ended December 31, 1999 and 6.9% for the year ended

December 31, 1998. Salary and benefit expenses decreased to $5.8 million for the year ended December 31, 2000 compared to $6.0 million for the year ended December 31, 1999, and were $4.7 million for the year ended December 31, 1998. The salary and benefit expense decrease can be attributed to the change of estimates of the deferred cost associated with loan production. As of December 31, 2000, the Company had 111 full time employees and 15 part time employees, compared to 104 full time employees and 11 part time employees as of December 31, 1999 and 98 full time employees and 9 part time employees as of December 31, 1998. The decrease in salaries and benefit expenses was partially offset by an increase in other recurring operating expenses, which were $5.2 million for the year ended December 31, 2000, compared to $4.9 million for the year ended December 31, 1999 and were $3.7 million for the year ended December 31, 1998. The largest increase in other recurring operating expenses was marketing and promotions, which increased to $363,000 for the year ended December 31, 2000 compared to $230,000 for the year ended December 31, 1999 and were $389,000 for the year ended December 31, 1998. Marketing expenses increased due to the expansion of the Company's lending and retail banking operations.

Non-recurring expenses were incurred during the years ended December 31, 2000 and 1999. No non-recurring expenses were incurred during 1998. During 1999, the Company accrued $298,000 for a lawsuit, which was subsequently appealed. An additional $64,000 was expensed that year in connection with the formation of the holding company. During 2000, due to the overturn of a portion of the ruling, the lawsuit was settled, resulting in a recovery of $271,000. This recovery was partially offset by the cost of changing the name of the Bank subsidiary, which totaled $184,000 in 2000. No further expense is expected to occur on any of these issues.

The following table compares each of the components of other operating expenses for the years ended December 31, 2000, 1999 and 1998, respectively:

                                                     FOR THE YEARS ENDED DECEMBER 31,                         NET CHANGE
                                             ------------------------------------------------   ------------------------------------
                                                   2000               1999              1998      2000 TO 1999      1999 TO 1998
 Other operating expenses:
    Salaries and employee benefits              $ 5,841            $ 6,011            $4,721                $(170)           $1,290
    Occupancy                                       847                854               604                   (7)              250
    Telephone                                       270                266               175                    4                91
    Premises and equipment                          570                508               351                   62               157
    Marketing and promotions                        363                230               389                  133              (159)
    Data processing                                 825                761               606                   64               155
    Professional services                           687                667               512                   20               155
    Director, officer and employee expense          486                410               362                   76                48
    Office expenses                                 327                357               325                  (30)               32
    ESOP loan expense                               205                204               170                    1                34
    Other non-recurring expense (income)            (87)               362                 -                 (449)              362
    Other expenses                                  596                654               195                  (58)              459
                                                -------            -------            ------               -----             ------
       Total other operating expenses           $10,930            $11,284            $8,410                $(354)           $2,874
                                                =======            =======            ======               ======            ======



PROVISION FOR INCOME TAXES

The effective income tax rate was 39.4%, 36.7% and 41.3% for the years ended December 31, 2000, 1999 and 1998, respectively. Provisions for income taxes totaled $652,000, $900,000 and $885,000 for the years ended December 31, 2000, 1999 and 1998, respectively. See Footnote 10 of the Consolidated Financial Statements for additional information.

FINANCIAL CONDITION

GENERAL

The change in strategy from selling SBA 7a loans to retaining them, combined with the strength of the Southern California economy in the last three years and the community bank sales opportunities created by the large banks' continued industry consolidation are reflected in the growth of the Company's balance sheet in 2000. The Company attracted quality customers from the larger banks because of the higher level of personalized service offered by community banks. As of December 31, 2000 total assets increased 60% to $280.5 million compared to $175.8 million as of December 31, 1999. Total gross loans increased to $247.3 million as of December 31, 2000, or 70%, compared to $145.7 million as of December 31, 1999.

Deposits grew 61% to $252.7 million as of December 31, 2000 compared to $157.4 million as of December 31, 1999. Federal funds sold increased 59% to $11.0 million as of December 31, 2000, compared to $6.9 million as of December 31, 1999. The increase in federal funds sold is the net result of the increased in deposits and borrowed funds, which were partially offset by the increase in loans.

Shareholders' equity increased to $12.2 million, or 8%, as of December 31, 2000 compared to $11.3 million as of December 31, 1999. Please refer to the capital section of this discussion for further information.

INVESTMENTS

The Company's investment portfolio consists primarily of certificates of deposit ("CDs") with other financial institutions, US Treasury and agency securities and overnight investments in the Federal Funds market. As of December 31, 2000 and 1999, CDs with other financial institutions were $790,000 and $800,000, respectively, of which $500,000 are securing the Employee Stock Ownership Plan
(ESOP) loan from another California bank which is funding the Company's ESOP. As of December 31, 2000 the Company held $6.8 million in US Government agency and other securities compared to $6.7 million as of December 31, 1999. Of these securities, $3.2 million were held as collateral for public funds, treasury, tax and loan deposits, and for other purposes at December 31, 2000. The Company held $425,000 in Federal Reserve Bank stock as of December 31, 2000, compared to $253,000 as of December 31, 1999. Average Federal Funds sold for the year ended December 31, 2000 was $12.8 million compared to $10.0 million for the year ended December 31, 1999.

LOANS

Loan balances, net of the allowance for loan losses, increased to $245.2 million as of December 31, 2000 compared to $144.2 million as of December 31, 1999. A healthy loan demand resulted in an 86.9% increase in construction lending, an 81.8% increase in commercial loans, a 17.6% increase in loans secured by one- to four-family residences, a 96.1% increase in commercial and multi-family real estate lending, a 9.9% increase in home equity lines of credit, a 22.2% increase in consumer loans and a 44.7% increase in loans secured by aircraft. Aircraft lending increased substantially because 1999 was the first full year of operation for the aircraft lending department. The other lending areas grew due to the expansion of the Company's core lending businesses. The servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Company was $77.6 million as of December 31, 2000 compared to $92.2 million as of December 31, 1999.

NONPERFORMING ASSETS. Nonperforming assets consist of nonperforming loans and Other Real Estate Owned (OREO). Nonperforming loans are those loans which have: (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under the Company's asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on nonaccrual status. The Company has not had any Other Real Estate Owned at year-end 2000, 1999 or 1998.

The following table sets forth the Company's nonperforming assets at the dates indicated:

At December 31,                                                                      2000              1999               1998
                                                                       --------------------------------------------------------
                                                                                       (dollars in thousands)

Non-accrual loans                                                                     $57            $1,809             $  969
Troubled debt restructurings                                                            -                 -                723
Loans contractually past due 90 days or more with respect to
   either principal or interest and still accruing interest                            -                 -                 203
                                                                                 --------          --------           --------
Total non-performing loans                                                             57             1,809              1,895
Other real estate owned                                                                -                 -                  -
                                                                                 --------          --------           --------
Total non-performing assets                                                           $57            $1,809             $1,895
                                                                                 ========          ========           ========

SUPPLEMENTAL DATA
Total Assets                                                                     $280,458          $175,773           $136,223
Total gross loans                                                                $247,339          $145,693           $112,637
Total loans held for investment                                                  $234,306          $142,667           $106,037
Government guaranteed portion of total loans                                     $ 35,058          $  5,952           $    293
Non-performing loans, net of government guarantees                               $     37          $    414           $  1,602
Allowance for loan losses                                                        $  2,226          $  1,327           $    992
Allowance for loan losses to total loans                                            0.90%             0.91%              0.88%
Allowance for loan losses to total loans held for investment,
   net of government guarantees                                                     1.12%             0.97%              0.94%
Allowance for loan losses to non-accrual loans                                      3905%               73%               102%
Allowance for loan losses to non-performing loans                                   3905%               73%                52%
Allowance for loan losses to non-performing loans, net of
   government guarantees                                                            6016%              321%                62%
Allowance for loan losses to non-performing assets                                  3905%               73%                52%
Total non-performing assets to total assets                                         0.02%             1.03%              1.39%
Total non-performing loans, net of government guarantees
   to total assets                                                                  0.01%             0.24%              1.18%
Total non-performing loans to total loans                                           0.02%             1.24%              1.68%
Total non-performing loans, net of government guarantees,
   to total loans                                                                   0.01%             0.28%              1.42%



NONACCRUAL LOANS. Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. As of December 31, 2000 and 1999, all impaired or nonaccrual loans were collateral-dependent. The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of December 31, 2000, the Company had five loans on nonaccrual status, totaling $57,000. Of this total, $20,000, or 35%, is guaranteed by the government. As of December 31, 1999, the Company had eight loans on nonaccrual status, totaling $1,809,000. Of this total, $1,395,000, or 77%, was guaranteed by the government. The Company had four loans on nonaccrual status as of December 31, 1998, totaling $969,000. Of this total $293,000, or 30%, was guaranteed by the government. Interest income that would have been recorded on loans on nonaccrual status, under the original terms of such loans, would have totaled $9,000 for the year ended December 31, 2000, $74,000 for 1999 and $49,000 for 1998.

CLASSIFIED ASSETS. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of "substandard," "doubtful," or "loss" and include non-performing loans. Each classified loan is monitored monthly. Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and REO) at December 31, 2000 and 1999 were $2.3 million and $3.8 million, respectively.

RISK MANAGEMENT. The investment of the Company's funds is primarily in loans where a greater degree of risk is normally assumed than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of the borrowers are an integral part in the maintenance of a high level of quality in the total assets of the Company. Net loan charge-offs for the year ended December 31, 2000 were $66,000, or 0.03% of average gross loans outstanding, compared to $50,000, or 0.04% of average gross loans outstanding, for the year ended December 31, 1999. The continued low level of net charge offs was due, in part, to continued refinements in the loan review process, combined with a strong economy.

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

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. As part of the strategic plan, the Company began retaining the guaranteed portion of SBA loans beginning in 2000. The government guaranteed portion of the loan portfolio increased to $35.1 million as of December 31, 2000 compared to $6.0 million as of December 31, 1999. In general, the Company does not maintain allowance for loan losses on the guaranteed portion of SBA loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon judgments which differ from those of management.

The following table sets forth information regarding the Bank's allowance for loan losses at the dates and for the periods indicated:

At or For the Years Ended December 31,                                           2000             1999             1998
                                                                    ----------------------------------------------------
                                                                                  (dollars in thousands)
Balance at beginning of period                                                 $1,327           $  992             $650
Chargeoffs:
   Real estate loans:
      One- to four- family                                                          -                -               85
      Commercial                                                                   66               67              127
   Consumer                                                                        72                5                4
                                                                               ------           ------             ----
Total chargeoffs                                                                  138               72              216

Recoveries:
   Real estate loans:
      One- to four-family                                                           -                -                -
      Commercial                                                                   53               21                9
   Consumer                                                                        19                1               11
                                                                               ------           ------             ----
Total recoveries                                                                   72               22               20
                                                                               ------           ------             ----

Net chargeoffs                                                                     66               50              196
Provision for loan losses                                                         965              385              538
                                                                               ------           ------             ----
Balance at end of period                                                       $2,226           $1,327             $992
                                                                               ======           ======             ====
Net charge offs to average loans                                                0.03%            0.04%            0.21%



As of December 31, 2000 the balance in the allowance for loan losses was $2.2 million compared to $1.3 million as of December 31, 1999. As a percentage of gross loans, the allowance was 0.90% as of December 31, 2000, and 0.91% as of December 31, 1999. As a percentage of gross loans net of government guarantees, the allowance was 1.12% as of December 31, 2000 compared to 0.97% as of December 31, 1999. During the year ended December 31, 2000 management charged off $66,000 (net of recoveries) to the allowance while it provided $965,000 to the provision for loan losses. During the year ended December 31, 1999 management charged off $50,000 (net of recoveries) and provided $385,000 to the provision for loan losses. Management believes the allowance at December 31, 2000 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

Nonaccrual loans, net of the government guaranteed portion, decreased to $37,000 or 0.01% of total gross loans as of December 31, 2000 compared to $414,000 or 0.28% of total loans as of December 31, 1999. As of December 31, 2000 and 1999, the Company had no Other Real Estate Owned properties.

The following table sets forth the Company's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

At or For the Years Ended December 31,                         2000                                  1999
                                                ------------------------------------  ------------------------------------
                                                            Percent of     Percent of              Percent of    Percent of
                                                             Allowance    Loans in Each             Allowance   Loans in Each
                                                              to Total     Category to              to Total     Category to
                                                   Amount      Amount      Total Loans    Amount     Amount      Total Loans
                                                                           (dollars in thousands)
 Commercial loans                                  $  312      14.02%         4.46%      $   83       6.25%         6.67%
 Aircraft loans                                       116       5.21%        10.01%      $   58       4.37%         5.33%
 Real estate:
      Construction loans                              525      23.58%        20.90%         319      24.04%        18.68%
      Secured by one- to four-family
           residential properties                      96       4.31%        10.27%         164      12.36%        12.51%
      Secured by commercial properties                947      42.55%        48.56%         436      32.86%        49.54%
 Consumer:
      Home equity lines of credit                      86       3.86%         1.18%         163      12.28%         1.80%
      Other                                           144       6.47%         4.62%         104       7.84%         5.47%
                                                   ------                                ------
 Total allowance                                   $2,226     100.00%       100.00%      $1,327     100.00%       100.00%
                                                   ======                                ======



OTHER ASSETS

Premises and equipment, accrued interest and other assets, deferred tax asset, servicing assets, net and interest only strips, are the four major components of other assets. Premises and equipment decreased to $2.3 million, or 3.3% as of December 31, 2000 compared to $2.4 million as of December 31, 1999.

Accrued interest and other assets increased 47.6% to $4.4 million as of December 31, 2000 compared to $3.0 million as of December 31, 1999. The major component of accrued interest and other assets is interest accrued and not yet received on loans.

The deferred tax asset decreased to $672,000 as of December 31, 2000 compared to $744,000 as of December 31, 1999.

Servicing asset, net, decreased to $1.5 million as of December 31, 2000, compared to $1.8 million as of December 31, 1999. The decrease reflects the amortization of the servicing asset, as there were no additions or impairment write downs during the year ended December 31, 2000. The valuation of the servicing asset reflects estimates as to the expected life of the underlying loans which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them, which may result in higher prepayment rates. Management periodically evaluates the servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceeds their fair value. See the footnotes to the financial statements, found elsewhere in this Report, for further information on servicing assets.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. Interest-only strips decreased to $509,000 as of December 31, 2000, compared to $551,000 as of December 31, 1999.

DEPOSITS AND BORROWINGS

Total deposits increased 61% to $252.7 million as of December 31, 2000 compared to $157.4 million as of December 31, 1999. Interest bearing and non-interest bearing deposits increased to $219.4 million and $33.3 million, respectively, as of December 31, 2000 compared to $129.8 million and $27.6 million, respectively, as of December 31, 1999. Retail banking deposits increased, as did wholesale deposits, to fund SBA loan retention and loans held for sale. Total wholesale deposits were $50.4 million as of December 31, 2000, compared to $10.1 million as of December 31, 1999. Total retail banking deposits increased to $202.3 million as of December 31, 2000 compared to $148.0 million as of December 31, 1999.

Other borrowings totaled $916,000 as of December 31, 2000, compared to $4.0 million as of December 31, 1999. The Company repaid $3.2 million on a loan from a correspondent bank with the proceeds of the issuance of Trust Preferred Securities.

During the first quarter of 2000, the Company issued $10 million in Trust Preferred Securities, which are debt instruments that act as additional capital for regulatory purposes. The average balance outstanding for 2000 was $7.7 million. There were no Trust Preferred Securities issued or outstanding in 1999. In addition to the $3.2 million prepayment of a loan, $5.8 million of the proceeds were contributed as capital into the Bank subsidiary. See the Capital discussion for further details on the Trust Preferred Securities.

The ability of the Company to meet the demand for loans as they arise, together with the normal withdrawal requests of depositors, requires that an adequate level of liquidity be maintained. Historically, the Company has used overnight investments in Federal Funds and other short-term investments to assure that these requirements are met. Additionally, the Bank has obtained an $4.0 million line of credit with another bank to cover exceptional demands for funds that may occur. During 2000, the average balance outstanding on this line of credit was $5,000, compared to $25,000 during the year ended December 31, 1999. See the footnotes to the financial statements, found elsewhere in this Report, for further information on borrowings.

INTEREST RATE SENSITIVITY

The Company closely follows the maturities and repricing opportunities of both assets and liabilities to reduce gaps in interest spreads. An analysis is performed periodically for all major balance sheet items to determine the various interest sensitivity gaps that exist. In general, on an annualized basis, the Company is asset sensitive, meaning that when interest rates change assets (loans) will reprice slower than short-term liabilities (deposits). Therefore, lower interest rates will generally improve year over year profits and higher rates will generally decrease year over year profits. On a quarterly basis, management's analysis indicates that in the short term, a decline in interest rates would result in a decrease in net interest income. Variable rate assets are often tied to the prime rate, and adjust immediately with the change in the prime rate, or in the case of SBA 7a loans, at the beginning of the subsequent quarter after a change in the prime rate, whereas interest bearing liabilities, specifically CDs, have maturities that extend up to twelve months. Therefore, even though the chart below indicates that on an annual basis a decline in interest rates will increase profits, on a quarterly basis there may be a negative impact immediately following a decline in interest rates, which will not be corrected for up to two to three quarters.

The following table presents the Company's contractual GAP position at December 31, 2000 and 1999 (1):

Contractual GAP Position as of December 31, 2000                                     (dollars in thousands)
                                                                    2001     2002-2003    2004-2005    Thereafter    Total balance
INTEREST SENSITIVE ASSETS:
LOANS RECEIVABLE:
Adjustable rate loans, gross                                    $155,338      $  5,337      $ 5,450       $   551         $166,676
Fixed rate loans, gross(2)                                        10,086         7,270       11,435        51,872           80,663
INVESTMENTS:
Investement securities held-to-maturity                            1,750         3,500        1,000           569            6,819
Federal funds sold                                                10,997             -            -             -           10,997
Other investments                                                    790            -            -             -               790
                                                                 -------        ------       ------       -------         --------
TOTAL INTEREST SENSITIVE ASSETS                                  178,961        16,107       17,885        52,992          265,945
                                                                 =======        ======       ======        ======          =======

INTEREST SENSITIVE LIABILITIES:
DEPOSITS:
Non-interest bearing                                                   -             -            -        33,326           33,326
Interest bearing                                                 217,869         1,231          271             -          219,371
OTHER BORROWINGS                                                     916            -            -         10,000           10,916
                                                                 -------        ------       ------       -------         --------
TOTAL INTEREST SENSITIVE LIABILITIES                            $218,785      $  1,231      $   271       $43,326         $263,613
                                                                ========        ======       ======       =======         ========

GAP ANALYSIS
Interest rate sensitivity gap                                   $(39,824)     $ 14,876      $17,614       $ 9,666           $2,332
GAP as % of total interest sensitive assets                       -14.97%         5.59%        6.62%         3.63%            0.88%
Cumulative interest rate sensitivity gap                        $(39,824)     $(24,948)     $(7,334)      $ 2,332           $2,332
Cumulative gap as % of total
     interest sensitive assets                                    -14.97%        -9.38%       -2.76%         0.88%            0.88%



Contractual GAP Position as of December 31, 1999                                  (dollars in thousands)
                                                                    2000   2001-2002     2003-2004    Thereafter   Total balance
INTEREST SENSITIVE ASSETS:
LOANS RECEIVABLE:
Adjustable rate loans, gross                                    $ 82,938      $    550       $    259     $     -         $83,747
Fixed rate loans, gross(2)                                        11,195         3,982          9,740      37,029          61,946
INVESTMENTS:
Investement securities held-to-maturity                              502         3,244          2,964           -           6,710
Federal funds sold                                                 6,877             -              -           -           6,877
Other investments                                                    800            -              -           -              800
                                                                 -------        ------        -------      ------        --------
TOTAL INTEREST SENSITIVE ASSETS                                  102,312         7,776         12,963      37,029         160,080
                                                                 =======        ======        =======      ======         =======

INTEREST SENSITIVE LIABILITIES:
DEPOSITS:
Non-interest bearing                                                   -             -              -      27,597          27,597
Interest bearing                                                 124,680         4,808            307           -         129,795
OTHER BORROWINGS                                                     204         3,583            184          -            3,971
                                                                --------        ------         ------     -------        ---------
TOTAL INTEREST SENSITIVE LIABILITIES                            $124,884      $  8,391       $    491     $27,597        $161,363
                                                                ========        ======         ======     =======        =========

GAP ANALYSIS
Interest rate sensitivity gap                                   $(22,572)     $   (615)      $ 12,472     $ 9,432        $ (1,283)
GAP as % of total interest sensitive assets                       -14.10%        -0.38%          7.79%       5.89%          -0.80%
Cumulative interest rate sensitivity gap                        $(22,572)     $(23,187)      $(10,715)    $(1,283)       $ (1,283)
Cumulative gap as % of total
     interest sensitive assets                                    -14.10%       -14.48%         -6.69%      -0.80%          -0.80%


LIQUIDITY

The Company closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds

--------------------------------------

(1) Fixed rate loans and time deposits are assumed to mature on their contractual maturity date, and no adjustments have been assumed for historical prepayment experience. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's assumptions.
(2) Nonaccrual loans are included as fixed rate loans with a maturity of one year or less for purposes of this table.

investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of December 31, 2000 liquid assets were 8.4% of deposits compared to 12.1% at December 31, 1999.

CAPITAL

The Company's capital increased 8% to $12.2 million as of December 31, 2000 compared to $11.3 million as of December 31, 1999. In 1997, the Company implemented an Employee Stock Ownership Plan, funded with borrowings of $1,000,000 that year. In 1998, an additional loan advance of $200,000 was taken, which was subsequently paid during the same year. In 2000, the loan was refinanced, with an additional $325,000 being advanced on the line. An additional $130,000 remained at December 31, 2000, which will likely be utilized during 2001. As of December 31, 2000 the indebtedness of the ESOP in the amount of $916,000 is shown as a deduction from shareholders' equity. In future years capital will be increased as the unearned ESOP contributions are made by the Company. During the years ended December 31, 2000 and 1999, the Company repaid principal totaling $205,000 and $204,000, respectively, and is planning to contribute approximately $200,000 annually to this program.

As part of the Company's strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. Prior to the policy change, the Company paid $229,000 in dividends during the year ended December 31, 1998. A 5% stock dividend was declared and paid to shareholders of record as of November 30, 1998, and an additional 5% stock dividend was declared and paid to shareholders of record as of November 15, 1999. A 5% stock dividend was also declared and paid to shareholders of record as of November 15, 2000.

The Company's strategic plan addresses the future capital needs of the Company. During March, 2000, the Company's wholly owned subsidiary, Community (CA) Capital Trust I (the "Trust"), a Delaware business trust, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-")("Trust Preferred Securities"), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the Trust Preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. The $10 million is shown as other borrowings on the Company's books.

At the end of 2000, all Bank capital ratios were above all current Federal capital guidelines for a "well-capitalized" bank. During 1999, the Bank increased its capital through the formation of a holding company, which borrowed money from a correspondent lending institution and invested $3.0 million of that money in the Bank, thereby improving the Bank's capital ratios. During the first quarter of 2000, the Company issued $10 million in Trust Preferred Securities, which were used as follows: $3.2 million to pay off the aforementioned line, $5.8 million as additional investment in the Bank subsidiary, and $1.0 million to cover expenses and other purposes. As of December 31, 2000 the Bank's regulatory Total Capital to risk-weighted assets ratio was 10.75% compared to 10.87% as of December 31, 1999. The regulatory Tier 1 Capital to risk-weighted assets ratio was 9.76% as of December 31, 2000 compared to 9.94% as of December 31, 1999. The regulatory Tier 1 Capital to average assets ratio was 8.53% as of December 31, 2000 compared to 8.50% as of December 31, 1999.

Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required will therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as performance of the Company. In March of 2000, the Company issued $10 million in Trust Preferred Securities, which assisted in maintaining the Company's and the Bank's regulatory capital ratios at appropriate levels. Management is currently evaluating sources of capital and the timing required to meet its strategic objectives.

As of December 31, 2000, the Company's capital ratios were above all current Federal capital guidelines for capital adequacy purposes. As of December 31, 2000, the Company's regulatory Total Capital to risk-weighted assets ratio was 10.68%, compared to 8.71% as of December 31, 1999. The regulatory Tier 1 Capital to risk-weighted assets ratio was 7.12% as of December 31, 2000, compared to 7.78% as of December 31, 1999, and the Tier 1 Capital to average assets ratio was 5.88% as of December 31, 2000, compared to 6.67% as of December 31, 1999.

RECENT ACCOUNTING DEVELOPMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN-44), "Accounting for Certain Transactions involving Stock Compensation." FIN-44 is an interpretation of Accounting Principles Board (APB) Opinion No. 25. Among other matters, FIN-44 clarifies the application of APB No. 25 regarding the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as noncompensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN-44 in the third quarter of 2000. The adoption of FIN-44 did not have a material impact on the Company's financial condition, results of operations or cash flows.

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

ITEM 7.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 1999

(dollars in thousands, except per share amounts)
ASSETS                                                                                         2000                        1999
                                                                        --------------------------------------------------------
Cash and cash equivalents                                                                   $17,830                     $15,376
Interest bearing deposits in financial institutions                                             790                         800
Federal Reserve Bank stock                                                                      425                         253
Investment securities held-to-maturity, at amortized cost; estimated
  fair value of $6,865 (2000) and $6,587  (1999)                                              6,819                       6,710

Loans held for investment                                                                   234,306                     142,667
  Less allowance for loan losses                                                             (2,226)                     (1,327)
                                                                                           --------                    --------
       NET LOANS HELD FOR INVESTMENT                                                        232,080                     141,340
Loans held for sale                                                                          13,119                       2,854
Premises and equipment, net                                                                   2,313                       2,392
Accrued interest and other assets                                                             4,364                       2,957
Deferred tax asset                                                                              672                         744
Servicing asset, net                                                                          1,537                       1,796
Interest-only strip, at fair value                                                              509                         551
                                                                                           --------                    --------

       TOTAL ASSETS                                                                        $280,458                    $175,773
                                                                                           ========                    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS

      Interest bearing                                                                     $219,371                    $129,795
      Non-interest bearing                                                                   33,326                      27,597
                                                                                           --------                    --------

        TOTAL DEPOSITS                                                                      252,697                     157,392

Trust Preferred Securities                                                                   10,000                           -
Other borrowings                                                                                916                       3,971
Accrued expenses and other liabilities                                                        4,609                       3,073
                                                                                           --------                    --------

       TOTAL LIABILITIES                                                                    268,222                     164,436

COMMITMENTS AND CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY
  Common stock, $ .625 par value;
   authorized 10,000,000 shares,
   issued and outstanding, 2,670,000 at December 31, 2000 and
   2,537,000 at December 31, 1999                                                             1,669                       1,585
Additional paid-in capital                                                                    5,551                       4,609
Unearned ESOP contribution                                                                     (797)                       (692)
Retained earnings                                                                             5,813                       5,835
                                                                                           --------                    --------


       TOTAL SHAREHOLDERS' EQUITY                                                            12,236                      11,337
                                                                                           --------                    --------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $280,458                    $175,773
                                                                                           ========                    ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(dollars in thousands, except per share amounts)

                                                                                         2000           1999         1998
                                                                              --------------------------------------------
Interest Income:
   Interst and fees on loans                                                          $19,933        $12,042       $9,949
   Interest on cash equivalents                                                           788            482          896
   Interest on interest bearing deposits in financial institutions                         47             39           42
   Interest on investment securities                                                      408            262           66
                                                                                      -------        -------       ------
     Total interest income                                                             21,176         12,825       10,953

Interest Expense:
  Interest expense - deposits                                                           8,767          4,046        3,626
  Interest expense - other borrowed money                                               1,039            235          114
                                                                                      -------        -------       ------
     Total interest expense                                                             9,806          4,281        3,740

Net interest income before provision for loan losses                                   11,370          8,544        7,213

Provision for loan losses                                                                 965            385          538
                                                                                      -------        -------       ------

Net interest income after provision for loan losses                                    10,405          8,159        6,675

Other operating income:
   Net gain on sale of loans                                                              162          3,631        2,181
   Loan servicing fees, net                                                               654            321          453
   Customer service charges                                                               435            404          373
   Other fee income                                                                       927          1,220          870
                                                                                      -------        -------       ------
     Total other operating income                                                       2,178          5,576        3,877

Other operating expenses:
   Salaries and employee benefits                                                       5,841          6,011        4,721
   Occupancy                                                                              847            854          604
   Telephone                                                                              270            266          175
   Premises and equipment                                                                 570            508          351
   Marketing and promotions                                                               363            230          389
   Data processing                                                                        825            761          606
   Professional services                                                                  687            667          512
   Director, officer and employee expenses                                                486            410          362
   Office expenses                                                                        327            357          325
   ESOP loan expense                                                                      205            204          170
   Other non-recurring expenses (income)                                                  (87)           362            -
   Other expenses                                                                         596            654          195
                                                                                      -------        -------       ------
     Total other operating expenses                                                    10,930         11,284        8,410
                                                                                      -------        -------       ------

Income before taxes                                                                     1,653          2,451        2,142

Income taxes                                                                              652            900          885
                                                                                      -------        -------       ------

NET INCOME                                                                             $1,001         $1,551       $1,257
                                                                                       ======         ======       ======

COMPREHENSIVE INCOME                                                                   $1,001         $1,551       $1,257
                                                                                       ======         ======       ======

BASIC EARNINGS PER SHARE                                                                $0.40          $0.62        $0.50
                                                                                       ======         ======       ======
DILUTED EARNINGS PER SHARE                                                              $0.39          $0.60        $0.49
                                                                                       ======         ======       ======

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(dollars in thousands)

                                                                        Additional    Unearned
                                                    Common Stock          Paid-In       ESOP       Retained
                                                 Shares       Amount      Capital   Contribution   Earnings      Total
                                              ----------------------------------------------------------------------------
Balance at January 1, 1998                     2,284,000       $1,428      $2,972       $(1,000)      $5,073       $8,473
Dividends paid
     ($.05 per share, 2 quarters only)                -            -           -             -          (229)        (229)
Options exercised                                  8,000            6          39            -            -            45
Stock dividend (5% of outstanding)               115,000           71         845            -          (916)          -
Unearned contributions to ESOP                        -            -           -           (200)          -          (200)
Allocation of contributions to ESOP                   -            -          (25)          225           -           200
Net income                                            -            -           -             -         1,257        1,257
                                              -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1998                   2,407,000        1,505       3,831          (975)       5,185        9,546
                                              -----------  -----------  -----------  -----------  -----------  -----------
Options exercised                                  9,000            6          30            -            -            36
Stock dividend (5% of outstanding)               121,000           74         827                       (901)          -
Allocation of contributions to ESOP                   -            -          (79)          283           -           204
Net income                                            -            -           -             -         1,551        1,551
                                              -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 1999                   2,537,000        1,585       4,609          (692)       5,835       11,337
                                              -----------  -----------  -----------  -----------  -----------  -----------
Options exercised                                  7,000            5          20            -            -            25
Dividends paid (fractional shares only)                                                                   (1)          (1)
Stock dividend (5% of outstanding)               127,000           79         937            -        (1,016)          -
Unearned contributions to ESOP                        -            -           -           (325)          -          (325)
Allocation of contributions to ESOP                   -            -          (15)          220           -           205
Repurchase and cancellation of shares             (1,000)          -           -             -            (6)          (6)
Net income                                            -            -           -             -         1,001        1,001
                                              -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 31, 2000                   2,670,000       $1,669      $5,551         $(797)      $5,813      $12,236
                                              ===========  ==========   ===========  ===========  ==========   ===========












See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
(dollars in thousands)

                                                                                   2000        1999         1998
                                                                               ----------   ----------   ----------
Cash flows from operating activities:
  Net income                                                                      $1,001       $1,551       $1,257
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                    519          657          737
    Provision for loan losses                                                        965          385          538
    Net gain on sale of loans                                                       (162)      (3,631)      (2,181)
    Gain on sale of other real estate owned                                            -          (93)         (58)
    Deferred income taxes                                                             72         (367)        (221)
    Loans originated for sale                                                    (26,030)     (42,328)     (60,751)
    Net decrease (increase) in interest only strip                                    42          212           (9)
    Capitalization of servicing asset                                                 -          (472)        (344)
    Amortization of servicing asset                                                  259          121          286
    Writedown of servicing asset                                                      -           742           -
    Proceeds from sale of loans                                                   16,068       63,840       60,699
    Decrease (increase) in accrued interest and other assets                      (1,407)        (101)          10
    Increase in accrued expenses and other liabilities                             1,536          811          404
                                                                               ----------   ----------   ----------

         Net cash (used in) provided by operating activities                      (7,137)      21,327          367
                                                                               ----------   ----------   ----------

Cash flows from investing activities:
  Net increase in loans                                                          (91,382)     (54,232)     (33,784)
  Net maturities of interest bearing deposits                                         10           -            -
  Maturities of securities held-to-maturity                                          500        1,401           -
  Purchases of securities held-to-maturity                                          (567)      (6,435)        (973)
  Purchases of Federal Reserve Bank stock                                           (172)        (121)          -
  Proceeds from sale of other real estate owned                                       -           610          258
  Net additions to premises and equipment                                           (447)        (472)      (1,117)
                                                                               ----------   ----------   ----------

         Net cash used in investing activities                                   (92,058)     (59,249)     (35,616)
                                                                               ----------   ----------   ----------

Cash flows from financing activities:
  Net increase in deposits:
    Interest bearing                                                              89,576       26,926       22,768
    Non-interest bearing                                                           5,729        7,051        5,009
  Exercise of stock options                                                           25           36           45
  Cash dividends paid                                                                 (1)          -          (229)
  Repayment of borrowings                                                         (3,380)        (204)        (200)
  Proceeds from borrowings                                                        10,025        3,175          200
  Unearned contributions to ESOP                                                    (325)          -            -
                                                                               ----------   ----------   ----------

         Net cash provided by financing activities                               101,649       36,984       27,593
                                                                               ----------   ----------   ----------

         Net increase (decrease) in cash and cash equivalents                      2,454         (938)      (7,656)

Cash and cash equivalents at beginning of year                                    15,376       16,314       23,970
                                                                               ----------   ----------   ----------

Cash and cash equivalents at end of year                                         $17,830      $15,376      $16,314
                                                                               ==========   ==========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                                      $7,477       $3,934       $3,622
                                                                               ==========   ==========   ==========

    Income Taxes                                                                  $1,050       $1,765         $818
                                                                               ==========   ==========   ==========

Supplemental disclosure of noncash investing activities:
  Loans transferred to other real estate owned                                      $ -          $517         $742
                                                                               ==========   ==========   ==========

  Loans to facilitate the sale of other real estate owned                           $ -          $ -          $542
                                                                               ==========   ==========   ==========

  Loans held for investment transferred to held for sale                            $ -       $16,290         $ -
                                                                               ==========   ==========   ==========

    See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiaries, Community National Bank, formerly Fallbrook National Bank, (the "Bank") and Community (CA) Capital Trust I (the "Trust"), (collectively the "Company"). Intercompany accounts and transactions have been eliminated in consolidation.

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

NATURE OF OPERATIONS

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and to general practices within the banking industry. The Company is headquartered in Fallbrook, California and operates additional branch offices in Temecula and Vista, California. The Company's primary sources of revenue are Small Business Administration ("SBA"), construction, and other real estate based loans to individuals and small to middle-market businesses. The following is a description of the more significant policies.

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

LOAN SALES AND SERVICING

The Company originates loans to customers under a SBA program that generally provides for SBA guarantees of 70% to 90% of each loan. Beginning in 2000, the Company retained both the guaranteed and unguaranteed portions of SBA 7a loans originated. Prior to 2000, the Company routinely sold the guaranteed portion of these loans to third parties and retained the unguaranteed portion of the loans sold. The Company allocated the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

Servicing assets were recognized when loans were sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at December 31, 2000, the Company utilized a weighted average prepayment assumption of approximately 9% and a discount rate of 12%. In estimating fair values at December 31, 1999, the Company utilized a weighted average prepayment assumption of approximately 11% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the years ended December 31, 2000, 1999 and 1998. At December 31, 2000 and 1999, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 9% and 11%, respectively, and a discount rate of 12%.

The Company originates and services certain loans sold to the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the SBA and Farmers Home Administration ("FmHA"). The principal balances of loans serviced was $77,580,000, $92,210,000 and $82,836,000 at
December 31, 2000, 1999 and 1998, respectively.

REAL ESTATE OWNED

Real estate acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations.

ALLOWANCE FOR LOAN LOSSES

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit, including off-balance sheet credit extensions. The allowance is based upon a continuing review of the portfolio, past loan loss experience and current economic conditions, which may affect the borrowers' ability to pay, guarantees by government agencies and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

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

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operating expense using the straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. Leasehold improvements are capitalized and amortized to operating expense on a straight-line basis over the terms of the leases or the estimated useful lives of the improvements, whichever is less. Expenditures for maintenance and repairs are charged to expense as incurred.

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash and cash equivalents include cash, due from banks, federal funds sold and liquid investments with original maturities of three months or less. At December 31, 2000 and 1999, cash and cash equivalents included federal funds sold of $10,997,000 and $6,877,000, respectively.

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

STOCK OPTION PLANS

The Company accounts for stock options under the provisions of Accounting Principles Board (APB) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", had been applied.

RECENT ACCOUNTING DEVELOPMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN-44), "Accounting for Certain Transactions involving Stock Compensation." FIN-44 is an interpretation of APB No. 25. Among other matters, FIN-44 clarifies the application of APB No. 25 regarding the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as noncompensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of FIN-44 in the third quarter of 2000. The adoption of FIN-44 did not have a material impact on the Company's financial condition, results of operations or cash flows.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.  FEDERAL RESERVE STOCK:

As of December 31, 2000 and 1999, the amortized cost of Federal Reserve Bank stock approximates the fair value and there were no sales of these securities during 2000, 1999 or 1998.

3.  INVESTMENT SECURITIES HELD-TO-MATURITY:

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities held-to-maturity as of December 31, 2000 and 1999 are as follows:

                                                                            Gross           Gross         Estimated
                                                          Amortized      Unrealized      Unrealized         Fair
                                                             Cost           Gains           Losses          Value
                                                        -------------------------------------------------------------
                                                                          (dollars in thousands)
2000
US Government agency and other securities                     $6,819             $53             $(7)         $6,865
                                                        -------------   -------------   -------------   -------------
Total                                                         $6,819             $53             $(7)         $6,865
                                                        =============   =============   =============   =============

1999
US Government agency and other securities                     $6,710            $ -            $(123)         $6,587
                                                        -------------   -------------   -------------   --------------
Total                                                         $6,710            $ -            $(123)         $6,587
                                                        ============    =============   =============   =============



The scheduled maturities of US Government agencies and other securities as of December 31, 2000 were as follows:

                                                                       Amortized   Estimated
                                                                         Cost      Fair Value
                                                                     ---------------------------
Year maturing                                                         (dollars in thousands)
Due in one year or less                                                  $1,747     $1,745
Due greater than one year through five years                              4,473      4,508
Due greater than five years                                                 599        612
                                                                         ------     ------
Total                                                                    $6,819     $6,865
                                                                         ======     ======

As of December 31, 2000, the Bank had pledged $3.2 million of its securities for public deposits and other purposes.

4.  LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES:

A summary of loans as of December 31 is as follows:

                                                                   2000               1999
                                                                ------------------------------
                                                                    (dollars in thousands)
Construction loans                                               $ 51,700            $ 27,661
Real estate one- to four-family                                    25,407              21,601
Real estate commercial and multi-family                           120,118              61,263
Consumer home equity lines of credit                                2,912               2,649
Other consumer                                                     11,417               9,342
Commercial                                                         11,024               6,064
Aircraft                                                           24,761              17,113
                                                                ----------          ----------
Total Gross loans                                                 247,339             145,693

Deferred loan origination costs                                       767                 688
Discount on unguaranteed portion of SBA loans retained               (681)               (860)
Allowance for loan losses                                          (2,226)             (1,327)
                                                                ----------          ----------
NET LOANS                                                        $245,199            $144,194
                                                                ==========          ==========


Included in net loans are $398,000 and $478,000 in mortgage loans and $12,721,000 and $2,376,000 in SBA loans held for sale at December 31, 2000 and 1999, respectively. The Company's lending activities are concentrated primarily in Riverside and San Diego counties of Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company's market area. As a result, the Company's loan and collateral portfolios are, to a significant degree, concentrated in those industries. The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

As of December 31, 2000 and 1999, the Company had loans in process of $53.8 million and $46.7 million, respectively.

The maturity distribution of the loan portfolio as of December 31, 2000 is as follows:

                                            (dollars in thousands)
Less than one year                                       $ 79,673
One to five years                                          32,029
After five years                                          135,637
                                            ----------------------
Total gross loans                                        $247,339
                                            ======================

The interest rate sensitivity of the loan portfolio as of December 31, 2000 is as follows:

                                            (dollars in thousands)
Fixed rate loans                                         $ 80,663
Variable rate loans                                       166,676
                                            ----------------------
Total gross loans                                        $247,339
                                            ======================


As of December 31, 2000 and 1999, the government guaranteed portion of total gross loans was $35.1 million and $5.6 million, respectively.

As of December 31, 2000, the loans to one borrower limit was $3.7 million.

A summary of the activity in the allowance for loan losses, which includes provisions for impaired loans, is as follows:

                                   2000           1999          1998
                                         (dollars in thousands)
Balance, beginning of year        $1,327         $  992           $650
Provision for loan losses            965            385            538
Losses charged off                  (138)           (72)          (216)
Recoveries                            72             22             20
                                 --------       --------       --------
Balance, end of year              $2,226         $1,327           $992
                                 ========       ========       ========


Loans with principal balances of $57,000 ($20,000 guaranteed by the SBA), $1,809,000 ($1,395,000 guaranteed by the SBA), and $969,000 ($293,000 guaranteed by the SBA) were on nonaccrual status as of December 31, 2000, 1999, and 1998, respectively. Additional interest income of $9,000, $74,000, and $49,000 would have been recorded for the years ended December 31, 2000, 1999, and 1998, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $53,000, $150,000, and $145,000 was recorded on loans subsequently transferred to nonaccrual status for the years ended December 31, 2000, 1999, and 1998, respectively.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize estimated losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and the repayment capabilities of the borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

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

Loans are evaluated for impairment as part of the Company's normal internal asset review process. The Company evaluates all loans in its portfolio on an individual basis with the exception of one- to four-family residential mortgage loans and consumer loans, which are evaluated on a collective basis. Also loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans such as the knowledge that the collection of the loan will only come from the collateral and that collateral is known to have deteriorated. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 2000 and 1999:

                                                        2000                     1999
                                              -----------------------   -----------------------
                                                             (dollars in thousands)
                                               Impaired     Impairment   Impaired    Impairment
                                                 Loans      Allowance      Loans      Allowance
SBA                                                $29         $ -        $1,713         $ -
Real Estate                                         -            -            75          130
Consumer                                            28           15           21           21
                                                ------       ------       ------       ------
Total impaired loans                               $57          $15       $1,809         $151
                                                ======       ======       ======       ======



Based on the Company's evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company's nonperforming loans are secured, management believes the allowance level to be adequate as of December 31, 2000 to absorb the estimated known and inherent risks identified through its analysis. For the years ended December 31, 2000, 1999 and 1998 interest income of $56,000, $75,000 and $76,000 was recorded on impaired loans on a cash basis, respectively, and the average balance of impaired loans was $1,575,000, $2,251,000 and $1,459,000, respectively. Loans contractually past due 90 days or more and still accruing as of December 31, 2000, 1999 and 1998 were none, none and $203,000, respectively.

In the normal course of business, the Company has granted loans to certain directors and their affiliates under terms which are consistent with the Company's general lending policies.

The activity for loans outstanding with these directors and their affiliates as of December 31, 2000 and 1999 is as follows:

                                         2000         1999
                                       (dollars in thousands)
Balance, beginning of year               $730         $495
Loans granted, including renewals         250          263
Repayments                               (281)         (28)
                                        ------       ------
Balance, end of year                     $699         $730
                                        ======       ======

The Company had no additional commitments for loans to affiliates as of December 31, 2000 and 1999.

5.  PREMISES AND EQUIPMENT:

Premises and equipment as of December 31, 2000 and 1999 are as follows:

                                              2000             1999
                                              (dollars in thousands)
Land                                          $  357           $  357
Building                                         200              200
Furniture, fixtures and equipment              2,862            2,522
Leasehold improvements                           933              826
                                            --------          --------
                                               4,352            3,905
Accumulated depreciation and amortization     (2,039)          (1,513)
                                            --------          --------
                                              $2,313           $2,392
                                            ========          ========

6.  SALES AND SERVICING OF SBA LOANS:

The Company generates revenues from the origination of loans guaranteed by the SBA and the sale of guaranteed portions of those loans in the secondary market. The Company retains the servicing on the sale of SBA guaranteed loans that creates loan servicing income. The Company did not sell any SBA guaranteed loans in 2000.

The activity for the servicing asset for the years ended December 31, 2000, 1999 and 1998 is summarized as follows:

                                                                                2000              1999              1998
                                                                                        (dollars in thousands)
Balance at beginning of year                                                   $1,796            $2,187            $2,129
Servicing assets recognized on SBA loans sold                                      -                472               344
Amortization                                                                     (259)             (121)             (286)
Direct write down                                                                  -               (742)               -
                                                                              --------          --------          --------
Balance at end of year                                                         $1,537            $1,796            $2,187
                                                                              ========          ========          ========


The direct write down is included in loan servicing fees in the consolidated statements of income and comprehensive income in 1999. The Company and the industry experienced a significant increase in prepayments during the year ended December 31, 1999, compared to prior years, which resulted in a $742,000 write down of the servicing asset.

7.  DEPOSITS AND INTEREST EXPENSE:

Deposits by major classification as of December 31, 2000 and 1999 are as follows:

                                               2000             1999
                                               (dollars in thousands)
Non-interest bearing demand                  $ 33,326         $ 27,597
Interest bearing demand                        23,558           20,354
Money market savings                           34,273           25,356
Savings                                        10,088           11,175
Time deposits $100,000 or more                 74,848           17,445
Time deposits under $100,000                   76,604           55,465
                                            ----------       ----------
Total                                        $252,697         $157,392
                                            ==========       ==========


Interest expense on deposits for the years ended December 31, 2000, 1999, and 1998 is comprised of the following:

                                          2000            1999            1998
                                             (dollars in thousands)
Interest bearing demand                  $  228          $  184          $  145
Money market savings                        896           1,052           1,552
Savings                                     310             320             318
Time deposits, $100,000 or more           3,304             669             290
Time deposits under $100,000              4,029           1,821           1,321
                                         ------          ------          ------
Total                                    $8,767          $4,046          $3,626
                                         ======          ======          ======

The following summarizes the scheduled maturity of time deposits as of December 31, 2000:

                                           (dollars in thousands)
2001                                              $149,949
2002                                                 1,011
2003                                                   220
2004                                                    41
2005                                                   231
                                                  --------
Total                                             $151,452
                                                  ========


                                           (dollars in thousands)
Three months or less                              $ 66,512
Over three months to six months                     45,547
Over six months to twelve months                    37,890
Over twelve months                                   1,503
                                                  --------
Total                                             $151,452
                                                  ========


8.  OTHER BORROWED FUNDS:

During 1997, the Fallbrook National Bank Employee Stock Ownership Plan obtained a line of credit with a lender which provides up to $1,200,000 through March 1, 2004 bearing interest at the prime rate plus one percent, as defined in the agreement. The line of credit was obtained to fund the Bank's employee stock ownership plan (ESOP). The loan was refinanced in April of 2000, allowing advances up to the original $1,200,000. Interest is payable monthly beginning September 1, 1997 and the effective rate at December 31, 2000 and 1999 was 9.50%. The weighted average interest rate was 11.06%, 9.27% and 9.36% for the years ended December 31, 2000, 1999 and 1998, respectively. Under this agreement, $916,000 and $796,000 in borrowings were outstanding at December 31, 2000 and 1999, respectively. Maximum borrowings during the year ended December 31, 2000 and 1999, respectively, were $1,070,000 and $1,000,000. The line of credit is collateralized by the Company's common stock purchased by the ESOP and $475,000 in certificates of deposit with the lender.

The ESOP will repay the loan in accordance with the defined payment schedule, which as of December 31, 2000 is as follows:

                                          (dollars in thousands)
2001                                              $171
2002                                               171
2003                                               171
2004                                               171
2005                                               171
Thereafter                                          61
                                                  ----
Total                                             $916
                                                  ====


During 1999, the Company obtained a line of credit with a lender which provides up to $3,175,000 through August 1, 2005 bearing interest at the prime rate plus one percent, as defined in the agreement. The line of credit was obtained to increase capital at the Bank. Interest is payable quarterly beginning November 1, 1999 and the effective rate at December 31, 1999 was 9.50%. Principal and interest payments began on November 1, 2000. The weighted average interest rate was 9.81% and 9.35% for the years ended December 31, 2000 and 1999, respectively. The loan was paid in full on March 26, 2000. Under this agreement, $3,175,000 in borrowings were outstanding at December 31, 1999 and maximum borrowings during the years ended December 31, 2000 and 1999 were $3,175,000. The line of credit is collateralized by the Bank's common stock.

On March 23, 2000, the Company's wholly owned subsidiary, Community (CA) Capital Trust I (the "Trust"), a Delaware business trust, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark"), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. As of December 31, 2000, $10 million of Trust Preferred Securities were outstanding. There were no securities outstanding as of December 31, 1999.

The Company maintains a line of credit with a lender which provides up to $4,000,000 through July 31, 2001 bearing a variable interest rate as established by the lender on a daily basis. The line of credit was obtained to provide additional liquidity on a short term basis to the Bank. Interest is payable on the daily basis, and the principal is callable at any time by the lender. The weighted average interest rate was 6.93% for the year ended December 31, 2000. Under this agreement, there were no borrowings outstanding at December 31, 2000 or 1999 and maximum borrowings during the years ended December 31, 2000 and 1999 were $2,000,000 and $3,000,000, respectively. The average balance outstanding during the years ended December 31, 2000 and 1999 were $5,000 and $25,000, respectively. There were no borrowings on this line of credit during the year ended December 31, 1998. The line of credit is unsecured.

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

Interest only strips: The fair value of the interest-only strips have been determined by discounted cash flow methods, using market discount rates and prepayment factors.

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

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2000 and 1999, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

The fair values of the Company's financial instruments as of December 31, 2000 and 1999 are as follows:

                                                                  2000                           1999
                                                                         (dollars in thousands)
                                                       Carrying or                    Carrying or
                                                         Contract      Fair Value       Contract       Fair Value
                                                          Amount        Estimates         Amount       Estimates
Financial Assets:
Cash and cash equivalents                                  $17,830        $17,830         $15,376         $15,376
Interest bearing deposits                                      790            790             800             800
Federal Reserve Bank stock                                     425            425             253             253
Investment securities held-to-maturity                       6,819          6,865           6,710           6,587
Loans held for investment, net                             232,080        234,274         141,340         137,712
Loans held for sale                                         13,119         13,220           2,854           2,859
Interest-only strip                                            509            509             551             551

Financial Liabilities:
Deposits                                                   252,697        252,698         157,392         157,380
Other borrowings                                            10,916         10,916           3,971           3,971

Off-Balance Sheet Financial Instruments:
Commitments to extend credit                                29,248             -            8,450              -
Standby letters of credit                                      734             -              289               3

10.  INCOME TAXES:

The components of income taxes for the years ended December 31, 2000, 1999, and 1998 are as follows:

                       2000              1999              1998
                                 (dollars in thousands)
Current:
     Federal             $422              $944              $814
     State                158               323               292
                      -------           -------           -------
                          580             1,267             1,106
                      -------           -------           -------

Deferred:
     Federal               49              (304)             (162)
     State                 23               (63)              (59)
                      -------           -------           -------
                           72              (367)             (221)
                      -------           -------           -------
                         $652              $900              $885
                      =======           =======           =======



A reconciliation of the difference between the expected federal statutory income tax expense and the actual income tax expense for the three years ended December 31, 2000 is shown in the following table:

                                                               2000            1999            1998
                                                                     (dollars in thousands)

Computed "expected" federal income taxes                        $562            $833            $728
State income taxes, net of federal income tax benefit            120             172             154
Other, net                                                       (30)           (105)              3
                                                               ------          ------          ------
                                                                $652            $900            $885
                                                               ======          ======          ======



The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 are as follows:

                                                                               2000             1999
                                                                                 (dollars in thousands)
Deferred tax assets:

Loan loss allowance, due to differences in computation of bad debts              $795              $436
Nonaccrual interest recognized as income for taxes but not for books                4                -
Loan servicing asset                                                               79                -
State taxes                                                                        17                47
Deferred loan fees                                                                 -                 99
Accrued expenses                                                                  245               153
Litigation reserve                                                                 -                134
                                                                              --------          --------
                                                                                1,140               869
Deferred tax liabilities:

Deferred loan fees                                                               (348)               -
Differences in depreciation                                                      (120)             (125)
                                                                              --------          --------
                                                                                 (468)             (125)
                                                                              --------          --------

                                                                                 $672              $744
                                                                              ========          ========

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 31, 2000 and 1999 income taxes payable totaled approximately $198,000 and $471,000, respectively.

11.  STOCK DIVIDEND:

In November 2000, the Board of Directors declared a 5% stock dividend to shareholders of record on November 15, 2000. In November 1999, the Board of Directors declared a 5% stock dividend to shareholders of record on November 15, 1999. In November 1998, the Board of Directors announced a 5% stock dividend to shareholders of record on November 30, 1998. All share and per share amounts have been restated to reflect retroactively the stock dividends.

12.  STOCK OPTION PLANS:

In 1985 and 1993, the Bank adopted stock option plans ("the 1985 Plan" and "the 1993 Plan")(collectively, the "Plans") pursuant to which the Bank's Board of Directors may grant stock options to officers and key employees. As part of the Reorganization, the Company adopted the Bank's Plans.

The 1985 Plan, which expired in September 1996, authorized grants of options to purchase up to 427,858 shares of common stock after adjustments for stock dividends and stock splits (original authorized number of shares was 42,000) and the 1993 Plan authorizes grants of options to purchase up to 769,820 shares of common stock after adjustments for stock dividends and stock splits (original authorized number of shares was 51,000). Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have 10 year terms and generally one-fifth vest annually over the five years following date of grant, subject to certain restrictions.

As of December 31, 2000, there were no additional shares available for grant under the 1985 Plan. There were no stock options granted under the 1985 Plan during 2000, 1999 or 1998.

At the shareholders' meeting held on May 27, 1998, the shareholders approved an amendment to the 1993 Plan increasing the maximum number of shares under the plan to 769,820 from the 247,401 share maximum then outstanding (after adjusting for the stock dividends).

As of December 31, 2000 there were 77,398 shares available for grant under the 1993 Plan. The per share weighted-average fair value of stock options granted under the 1993 Plan during 2000, 1999 and 1998 were $3.12, $3.05 and $2.76, respectively, on the date of the grant, using a Black-Scholes option pricing model with the following weighted-average assumptions: 2000- no expected dividend yield, risk free interest rate of 5.37%. expected life of 5.0 years and a volatility of 56%; 1999- no expected dividend yield, risk-free interest rate of 6.58%, expected life of 5.0 years, and volatility of 48%; 1998- no expected dividend yield, risk-free interest rate of 4.71%, expected life of 5.0 years, and volatility of 37%.

Stock option activity for the periods indicated is as follows:


                                                              1985 Plan                         1993 Plan
                                                                       Weighted                         Weighted
                                                       Number          Average          Number           Average
                                                      of Shares     Exercise Price     of Shares     Exercise Price
Balance as of January 1, 1998                               25,235            $3.59         171,247             $4.17
Granted                                                          -                -         328,981              7.73
Exercised                                                        -                -          (9,800)             4.52
Expired                                                     (1,157)            7.46         (20,759)             5.78
                                                           -------             ----        --------              ----
Balance as of December 31, 1998                             24,078             3.41         469,669              6.58
Granted                                                          -                -          76,859              7.00
Exercised                                                  (10,187)            3.19               -                 -
Expired                                                          -                -         (11,353)             7.08
                                                             -----             ----        --------              ----
Balance as of December 31, 1999                             13,891             3.57         535,175              6.63
Granted                                                          -                -          99,775              5.63
Exercised                                                   (7,640)            3.29               -                 -
Expired                                                          -                -          (7,618)             5.94
                                                             -----             ----         -------              ----
Balance as of December 31, 2000                              6,251            $3.90         627,332             $6.48
                                                             =====            =====         =======             =====


As of December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $3.09 to $7.46 and 1.3 years, respectively, for the 1985 Plan. As of December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $3.54 to $8.10 and 6.8 years, respectively, for the 1993 Plan.

As of December 31, 2000, 1999 and 1998, the number of options exercisable was 6,251, 13,891 and 24,078, respectively, and the weighted-average exercise price of those options was $3.90, $3.57 and $3.41, respectively for the 1985 Plan. As of December 31, 2000, 1999 and 1998, the number of options exercisable was 445,993, 377,020 and 324,736, respectively, and the weighted-average exercise price of those options was $6.60, $6.63 and $6.67, respectively, for the 1993 Plan.

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


                                                                               2000             1999             1998

Net Income, as reported                                                  $1,001,000       $1,551,000       $1,257,000
Proforma net income                                                        $763,000       $1,365,000       $1,107,000

Basic income per share, as reported                                           $0.40            $0.62            $0.50
Proforma basic income per share                                               $0.30            $0.54            $0.44

Diluted income per share, as reported                                         $0.39            $0.60            $0.49
Proforma diluted income per share                                             $0.30            $0.53            $0.43


13.  RENTAL COMMITMENTS:

As of December 31, 2000, aggregate minimum rental commitments for certain real property under non-cancellable operating leases having an initial or remaining term of more than one year are as follows:

                                                                                     (dollars in
                                                                                      thousands)
2001                                                                                           $471
2002                                                                                            310
2003                                                                                            274
2004                                                                                            289
2005                                                                                            289
Thereafter                                                                                      548
                                                                                                ---
Total                                                                                        $2,181
                                                                                             ======


Total rental expense was $475,000, $433,000, and $301,000 in 2000, 1999, and
1998, respectively. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

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

Commitments to extend credit amounting to $29,248,000 and $8,450,000 were outstanding at December 31, 2000 and 1999, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $734,000 and $289,000 were outstanding at December 31, 2000 and 1999, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit, and financial guarantees.

As of December 31, 2000 and 1999, the Company had non-mandatory commitments to sell loans of $395,000 and $478,000, respectively.

Because of the nature of its activities, the Company is, from time to time, subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

The Bank has been subject to a lawsuit by a former employee alleging, amongst other things, breach of contract and fraud. Trial commenced on July 19, 1999 in Riverside County Superior Court, with the jury rendering a verdict on August 2, 1999. The jury awarded compensatory damages of approximately $65,000, punitive damages of $750,000, court costs and legal fees. On October 26, 1999, the Superior Court ordered a new trial on punitive damages only, unless the plaintiff consented to a reduction of the punitive damage award to $250,000. On

November 4, 1999, the plaintiff consented to the punitive damage verdict of $250,000. The Bank filed a notice of appeal in connection with the judgement. During the year ended December 31, 1999, the Company accrued $298,000 in connection with this verdict. On October 19, 2000, the Court of Appeal overturned the judgement of fraud, and remanded the breach of contract cause of action to the lower court for determination of damages. On December 26, 2000, the Bank and former employee settled the action for $27,000, resulting in a reversal of the accrual in the amount of $271,000.

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

15.  EMPLOYEE BENEFIT PLANS:

The Bank's employee savings and retirement plan (the "401k Plan") is for the benefit of substantially all employees. Contributions to the 401k Plan by the Bank are at the discretion of the Board of Directors and are subject to certain limitations described in the plan. The Bank made contributions to the 401k Plan of $116,000, $121,000 and $78,000 in 2000, 1999 and 1998, respectively.
Beginning in 1998, Bank employees were able to choose Bank (now Company) stock as an investment option. Also, beginning in 1998, the Bank contributions to this 401k Plan, if any, were made in Bank (now Company) stock purchased in the open market rather than in cash.

In July 1997, the Bank established the Fallbrook National Bank Employee Stock Ownership Plan (ESOP) for substantially all employees. The ESOP authorizes the Trust to purchase shares of the Bank's (now Company's) common stock in the open market or in privately negotiated transactions from time to time. In July 1997, the ESOP entered into a line of credit borrowing agreement in the amount of $1,200,000 with another bank in order to fund the ESOP. The loan was refinanced in March of 2000, returning the available line to the original $1,200,000, which allowed for additional advances of up to $455,000. Advances during 2000 totaled $325,000. This line of credit is payable in annual installments through 2006 (Note 8). During 1998, the ESOP made open market purchases of 22,277 shares at an average cost of $8.12 per share. During 2000, the Bank made open market purchases of 55,055 shares at an average cost of $5.82 per share. There were no purchases of stock by the ESOP during 1999. All amounts have been adjusted for stock dividends. Future Bank contributions to the ESOP plus dividends earned will be used to service the debt. The Bank absorbs the administrative costs of this program, which totaled approximately $9,000, $20,000 and $5,000 in 2000, 1999 and 1998, respectively.

On December 31, 2000, 1999 and 1998, the Board of Directors allocated 27,119, 30,188 and 25,729 shares to the ESOP for distribution to the participants, leaving 135,916 unallocated shares in the ESOP trust as of December 31, 2000 with a fair market value of $1,002,000. As of December 31, 2000, the ESOP owned 8.3% of the total outstanding shares of the Company's common stock.

According to the terms of the ESOP, contributions to the ESOP from the Bank's net income are determined at the Bank's discretion. Management expects that the amount and timing of these contributions will be tied into the loan repayment schedule. Dividend income for the ESOP was approximately $19,000 in 1998. During 2000, 1999 and 1998, the Bank repaid principal totaling $205,000, $204,000 and $170,000, and the interest expense on the outstanding loan totaled $100,000, $83,000 and $114,000, respectively.

As of December 31, 2000 and 1999, the indebtedness of the ESOP in the amounts of $916,000 and $796,000 respectively, is shown as a deduction from shareholders' equity in the balance sheets. Dividends paid on ESOP shares are recorded as reductions in retained earnings in the balance sheets. The number of average shares outstanding used in the computation of earnings per share is reduced by the average unallocated ESOP shares.

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

16.  RESTRICTED CASH BALANCES:

The Bank is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserves held at the Federal Reserve Bank for the years ended December 31, 2000 and 1999 were approximately $637,000 and $452,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2000 and 1999, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

The Bank's actual capital amounts and ratios are presented in the table as of December 31, 2000 and 1999.


                                                                                                To Be Well Capitalized
                                                                            For Capital         Under Prompt Corrective
                                                    Actual               Adequacy Purposes         Action Provisions
                                           ------------------------------------------------------------------------------
                                                                      (dollars in thousands)
                                              Amount       Ratio        Amount       Ratio        Amount       Ratio

As of December 31, 2000
     Total Capital (to Risk weighted
       Assets)                                  $24,242       10.75%      $18,044        8.00%      $22,555       10.00%
     Tier 1 Capital (to Risk weighted
       Assets)                                  $22,016        9.76%       $9,022        4.00%      $13,533        6.00%
     Tier 1 Capital (to Average
       Assets)                                  $22,016        8.53%      $10,324        4.00%      $12,905        5.00%
As of December 31, 1999
     Total Capital (to Risk weighted
       Assets)                                  $15,485       10.87%      $11,395        8.00%      $14,244       10.00%
     Tier 1 Capital (to Risk weighted
       Assets)                                  $14,158        9.94%       $5,698        4.00%       $8,546        6.00%
     Tier 1 Capital (to Average
       Assets)                                  $14,158        8.50%       $6,662        4.00%       $8,327        5.00%

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

The holding company's actual capital amounts and ratios are presented in the table as of December 31, 2000 and 1999. There are no prompt corrective action thresholds at the holding company.


                                                                                                       For Capital
                                                                               Actual               Adequacy Purposes
                                                                      ----------------------------------------------------
                                                                                    (dollars in thousands)
                                                                           Amount       Ratio        Amount       Ratio

As of December 31, 2000
     Total Capital (to Risk weighted Assets)                               $24,438       10.68%      $18,307        8.00%
     Tier 1 Capital (to Risk weighted Assets)                              $16,291        7.12%       $9,153        4.00%
     Tier 1 Capital (to Average Assets)                                    $16,291        5.88%      $11,087        4.00%

As of December 31, 1999
     Total Capital (to Risk weighted Assets)                               $12,429        8.71%      $11,415        8.00%
     Tier 1 Capital (to Risk weighted Assets)                              $11,102        7.78%       $5,707        4.00%
     Tier 1 Capital (to Average Assets)                                    $11,102        6.67%       $6,662        4.00%


18.  NET EARNINGS PER SHARE:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS):


                                                                                    Income       Shares     Per Share
                                                                                 (numerator)  (denominator)  Amounts

Basic 2000 EPS

Net Income available to common shareholders                                        $1,001,000    2,521,000        $0.40
Effect of dilutive stock options                                                           -        47,000        (0.01)
                                                                                       ------       ------       ------
Diluted 2000 EPS                                                                   $1,001,000    2,568,000        $0.39
                                                                                   ==========    =========        =====

Basic 1999 EPS

Net Income available to common shareholders                                        $1,551,000    2,521,000        $0.62
Effect of dilutive stock options                                                           -        57,000        (0.02)
                                                                                       ------       ------       ------
Diluted 1999 EPS                                                                   $1,551,000    2,578,000        $0.60
                                                                                   ==========    =========        =====

Basic 1998 EPS

Net Income available to common shareholders                                        $1,257,000    2,490,000        $0.50
Effect of dilutive stock options                                                           -        70,000        (0.01)
                                                                                       ------       ------       ------
Diluted 1998 EPS                                                                   $1,257,000    2,560,000        $0.49
                                                                                   ==========    =========        =====


19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):


                                                                                            Quarters Ended

                                                      ---------------------------------------------------------------------------
                                                               December 31,      September 30,         June 30,          March 31,
                                                                  2000               2000               2000               2000
                                                      ---------------------------------------------------------------------------
                                                                        (In thousands, except per share data)
Interest income                                                  $6,607             $5,811             $4,823             $3,935
Interest expense                                                  3,226              2,672              2,206              1,702
                                                                  -----              -----              -----              -----
Net interest income                                               3,381              3,139              2,617              2,233
Provision for loan losses                                           428                200                177                160
                                                                    ---                ---                ---                ---
Net interest income after provision for loan losses               2,953              2,939              2,440              2,073
Other income                                                        541                550                477                610
Other expenses                                                    2,805              2,933              2,584              2,608
                                                                  -----              -----              -----              -----
Income before income tax provision                                  689                556                333                 75
Income tax provision                                                255                230                136                 31
                                                                    ---                ---                ---                 --
Net income                                                         $434               $326               $197                $44
                                                                   ====               ====               ====                ===
Earnings per share:
     Basic                                                        $0.18              $0.13              $0.08              $0.01
                                                                  =====              =====              =====              =====
     Fully diluted                                                $0.17              $0.13              $0.08              $0.01
                                                                  =====              =====              =====              =====
Cash dividends per common share declared and paid                  $  -                $ -                $ -                $ -
                                                                  ======             =====              =====              =====


                                                                                   Quarters Ended

                                                      ---------------------------------------------------------------------------
                                                              December 31,      September 30,         June 30,          March 31,
                                                                   1999               1999               1999               1999
                                                      ---------------------------------------------------------------------------
                                                                        (In thousands, except per share data)
Interest income                                                  $3,338             $3,331             $3,203             $2,953
Interest expense                                                  1,268              1,116              1,006                891
                                                                  -----              -----              -----                ---
Net interest income                                               2,070              2,215              2,197              2,062
Provision for loan losses                                            -                  70                165                150
                                                                  -----              -----              -----              -----
Net interest income after provision for loan losses               2,070              2,145              2,032              1,912
Other income                                                      2,029                721              1,414              1,412
Other expenses                                                    2,831              2,934              2,797              2,722
                                                                  -----              -----              -----              -----
Income before income tax provision                                1,268                (68)               649                602
Income tax provision                                                412                (28)               267                249
                                                                    ---               ----                ---                ---
Net income                                                         $856               $(40)              $382               $353
                                                                   ====              =====               ====               ====
Earnings per share:
     Basic                                                        $0.34             $(0.02)             $0.16              $0.14
                                                                  =====            =======              =====              =====
     Fully diluted                                                $0.33             $(0.02)             $0.15              $0.14
                                                                  =====            =======              =====              =====
Cash dividends per common share declared and paid                   $ -                $ -                $ -                $ -
                                                                  =====             ======              =====              =====


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


                                                                                                 2000
                                                                                   Banking    SBA Lending
                                                                                   Division     Division      Total
                                                                                 ---------------------------------------
                                                                                           (dollars in thousands)
Interest income                                                                      $ 15,413      $ 5,763     $ 21,176
Interest expense                                                                        5,724        4,082        9,806
                                                                                        -----        -----        -----
Net interest income before provision for loan losses                                    9,689        1,681       11,370
Provision for loan losses                                                                 917           48          965
Other operating income                                                                  1,151        1,027        2,178
Other operating expenses                                                                8,064        2,866       10,930
                                                                                        -----        -----       ------
Income (loss) before income taxes                                                       1,859         (206)       1,653
Income taxes                                                                              737          (85)         652
                                                                                        -----       ------       ------
Net income (loss)                                                                    $  1,122      $  (121)    $  1,001
                                                                                       ======       ======       ======
Assets employed at year end                                                          $203,543      $76,915     $280,458
                                                                                     ========      =======     ========


                                                                                                 1999
                                                                                   Banking    SBA Lending
                                                                                   Division     Division      Total
                                                                                 ---------------------------------------
                                                                                           (dollars in thousands)
Interest income                                                                      $  9,174      $ 3,651     $ 12,825
Interest expense                                                                        2,268        2,013        4,281
                                                                                        -----        -----        -----
Net interest income before provision for loan losses                                    6,906        1,638        8,544
Provision for loan losses                                                                 385            -          385
Other operating income                                                                  2,353        3,223        5,576
Other operating expenses                                                                8,826        2,458       11,284
                                                                                        -----        -----       ------
Income before income taxes                                                                 48        2,403        2,451
Income taxes                                                                                6          894          900
                                                                                        -----        -----          ---
Net income                                                                           $     42      $ 1,509     $  1,551
                                                                                      =======       ======       ======
Assets employed at year end                                                          $140,796      $34,977     $175,773
                                                                                     ========      =======     ========


                                                                                                 1998
                                                                                   Banking    SBA Lending
                                                                                   Division     Division      Total
                                                                                 ---------------------------------------
                                                                                           (dollars in thousands)
Interest income                                                                       $ 6,042      $ 4,911     $ 10,953
Interest expense                                                                        1,893        1,847        3,740
                                                                                        -----        -----        -----
Net interest income before provision for loan losses                                    4,149        3,064        7,213
Provision for loan losses                                                                 538            -          538
Other operating income                                                                  2,214        1,663        3,877
Other operating expenses                                                                6,574        1,836        8,410
                                                                                        -----        -----        -----
Income before income taxes                                                               (749)       2,891        2,142
Income taxes                                                                             (309)       1,194          885
                                                                                       ------       ------       ------
Net income                                                                            $  (440)     $ 1,697     $  1,257
                                                                                       ======       ======       ======
Assets employed at year end                                                           $95,036      $41,187     $136,223
                                                                                      =======      =======     ========


21.  PARENT COMPANY FINANCIAL INFORMATION

The following presents unconsolidated financial information of the parent company only, Community Bancorp Inc. (Note 1) as of and for the years ended December 31:

Community Bancorp Inc. (Parent company only)

                                                                                               2000             1999
                                                                                   ----------------------------------
BALANCE SHEETS                                                                          (dollars in thousands)

ASSETS:

     Cash                                                                                   $ 1,182          $    34
     Interest bearing deposits in financial institutions                                        490                -
     Accrued interest and other assets                                                            2               84
     Investment in subsidiaries                                                              22,532           14,394
                                                                                             ------           ------
          TOTAL ASSETS                                                                      $24,206          $14,512
                                                                                            =======          =======

LIABILITIES:

     Accounts payable                                                                       $   744          $     -
     Borrowings from subsidiary                                                              10,310                -
     Other borrowings                                                                           916            3,175
                                                                                                ---            -----
     TOTAL LIABILITIES                                                                       11,970            3,175
     TOTAL SHAREHOLDERS' EQUITY                                                              12,236           11,337
                                                                                             ------           ------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $24,206          $14,512
                                                                                            =======          =======


COMMUNITY BANCORP INC. (PARENT COMPANY ONLY)

                                                                             2000             1999             1998
                                                                 ---------------------------------------------------
STATEMENTS OF INCOME                                                           (dollars in thousands)

 Interest income                                                           $   33           $    -           $    -
 Interest expense                                                             954              150                -
 Other operating expenses                                                     209              205                -
 Equity in net income of subsidiaries                                       1,582            1,774            1,257
                                                                            -----            -----            -----
 Earnings before income taxes                                                 452            1,419            1,257
 Income tax benefit                                                           549              132               -
                                                                              ---             ----               -
 NET INCOME                                                                $1,001           $1,551           $1,257
                                                                           ======           ======           ======


COMMUNITY BANCORP INC. (PARENT COMPANY ONLY)


                                                                                         2000          1999           1998
                                                                               --------------------------------------------
STATEMENTS OF CASH FLOWS                                                                 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                            $1,001        $1,551        $ 1,257
 Adjustments to reconcile net income to cash provided by (used in)
      operating activities:
 Decrease (increase) in accrued interest and other assets                                  82           (84)             -
 Increase in accounts payable                                                             744             -              -
 Equity in net income of subsidiaries                                                  (1,582)       (1,774)        (1,257)
                                                                                      -------       -------        -------
      Net cash provided by (used in) operating activities                                 245          (307)             -

 CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest bearing deposits at other financial institutions                 (475)            -              -
 Capital contributions to subsidiaries                                                 (6,110)       (3,000)             -
                                                                                      -------       --------       -------
     Net cash used in investing activities                                             (6,585)       (3,000)             -

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from other borrowings                                                    10,820         3,175              -
 Repayment of other borrowings                                                         (3,381)            -              -
 Unearned contributions to ESOP                                                          (325)            -              -
 Cash dividends received from subsidiary                                                  350           150              -
 Cash dividends paid                                                                       (1)            -              -
 Exercise of stock options                                                                 25            16              -
                                                                                       ------        ------        -------
     Net cash provided by financing activities                                          7,488         3,341              -
                                                                                       ------        ------        -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1,148            34              -
CASH AND CASH EQUIVALENTS, beginning of year                                               34             -              -
                                                                                          ---           ---        -------
CASH AND CASH EQUIVALENTS, end of year                                                 $1,182        $   34        $     -
                                                                                       ======        ======        =======


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Community Bancorp Inc.


We have audited the accompanying consolidated balance sheets of Community Bancorp Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Bancorp Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP



Costa Mesa, California
 January 24, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Community Bancorp Inc.

         We have audited the accompanying consolidated statements of income and comprehensive income, shareholders' equity and cash flows of Community Bancorp Inc. and subsidiaries (formerly Fallbrook National Bank) (the Company) for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Community Bancorp Inc. and subsidiaries for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

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

On October 8, 1999, the Company appointed Deloitte & Touche, LLP as its certifying accountants (as approved by the Board of Directors and recommended by its Audit Committee).

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 10. EXECUTIVE COMPENSATION

The information required by Item 10 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 11 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 of Form 10-KSB is incorporated by reference from the information contained in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


(A)      EXHIBITS:

3.1      Certificate of Incorporation, as amended, of Community Bancorp Inc*

3.2      Bylaws of Community Bancorp Inc.*

4.1      Specimen Share Certificate for Common Stock****

10.1     Data Processing Service Agreement, dated December 21, 2000 between Community National Bank and First National Bank as amended

10.2     1993 Stock Option Plan **

10.3     Form of stock option agreement for use pursuant to 1993 Stock Option Plan**

10.4     Head Office Extension Leases****

10.5     Temecula Branch Office Lease****

10.6     Vista Branch Lease****

10.7     Fallbrook National Bank 401(k) Profit Sharing Plan***

10.8     Director Indexed Fee Continuation Program****

10.9     Employment Agreement with Thomas E. Swanson****

10.10    Employment Agreement with Gary M. Youmans****

10.11    Employment Agreement with L. Bruce Mills, Jr.****

10.12    Employment Agreement with Donald W. Murray****

10.13    Employment Agreement with Barbara C. Ernst****

10.14    Fallbrook National Bank Employee Stock Ownership Plan****

10.15    Employment Agreement with F. Michael Patterson

23.1     Consent of KPMG LLP

23.2     Consent of Deloitte & Touche LLP


---------------------
*    Previously filed with the Company's 10-QSB for the quarter ended June
     30,1999
**   Previously filed with the Company's S-8 Registration Statement (333-88473)
*** Previously filed with the Company's S-8 Registration Statement (333-88457) **** Previously filed with the Company's 10-KSB for the year ended December
     31, 1999

(b)      Reports on Form 8-K

         On November 9, 2000, the Company filed an 8-K report, pursuant to
         Item 5 thereof, reporting the declaration of a 5% stock dividend payable on November 30, 2000 to Shareholders of record on November 15, 2000.

         The Company did not file any other 8-K reports during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP INC.


By: /s/ Thomas E. Swanson
   ----------------------
THOMAS E. SWANSON
President and Chief Executive Officer

Dated:            March 21, 2001




By:  /s/ L. Bruce Mills, Jr.
    -----------------------
L. BRUCE MILLS, JR.
Senior Vice President and Chief Financial Officer

Dated:            March 21, 2001

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.


                                                                       Dated:


 /s/ Granger Haugh                  Chairman of the Board                       March 21, 2001
------------------
GRANGER HAUGH

/s/ Mark N. Baker                   Director                                    March 21, 2001
-----------------
MARK N. BAKER


/s/ Gary W. Deems                   Director                                    March 21, 2001
-----------------
GARY W. DEEMS


/s/ G. Bruce Dunn                   Director                                    March 21, 2001
-----------------
G. BRUCE DUNN


/s/ E.Steve Lefevre                 Director                                    March 21, 2001
 --------------------
E. STEVE LEFEVRE


 /s/ Robert H. S. Kirkpatrick       Director                                    March 21, 2001
-----------------------------
ROBERT H.S. KIRKPATRICK


 /s/ Philip D. Oberhansley          Director                                    March 21, 2001
--------------------------
PHILIP D. OBERHANSLEY


/s/ Corey A. Seale                 Director                                    March 21, 2001
 ------------------
COREY A. SEALE


 /s/ Thomas E. Swanson              Director                                    March 21, 2001
---------------------------
THOMAS E. SWANSON


 /s/ Gary M. Youmans                Director                                    March 21, 2001
--------------------------
GARY M. YOUMANS


                                  EXHIBIT INDEX

Exhibit

         NUMBER DESCRIPTION
         ------ -----------

10.1 Data Processing Service Agreement, dated December 21, 2000 between Community National Bank and First National Bank

10.15    Employment Agreement with F. Michael Patterson

23.1     Consent of KPMG LLP

23.2     Consent of Deloitte & Touche LLP