Form 10QSB
period 2001-03-31
COMMUNITY BANCORP INC
filed 2001-05-15
CIK 1089503

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001
/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 000 - 26505

COMMUNITY BANCORP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0859334 (I.R.S. Employer Identification No.)
130 West Fallbrook Street, Fallbrook, CA (Address of principal executive offices)	92028 (Zip Code)

Issuer's telephone number: (760) 723-8811

None
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares of common stock outstanding as of March 31, 2001: 2,670,406

    Transitional Small Business Disclosure Format (check one): Yes / /  No /x/

PART 1: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 2001	December 31, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$34,784	$17,830
Interest bearing deposits in financial institutions	497	790
Federal Reserve Bank & FHLB stock	1,080	425
Investment securities held-to-maturity, at amortized cost	5,570	6,819
Interest-only strip, at fair value	480	509
Loans held for investment	244,610	234,306
Less allowance for loan losses	(2,242)	(2,226)

Net loans held for investment	242,368	232,080
Loans held for sale	22,498	13,119
Premises and equipment, net	2,303	2,313
Accrued interest and other assets	4,395	4,364
Deferred tax asset	672	672
Servicing asset, net	1,471	1,537

Total Assets	$316,118	$280,458

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Interest bearing	$243,990	$219,371
Non-interest bearing	31,388	33,326

Total deposits	275,378	252,697
Other borrowings	23,965	10,916
Accrued expenses and other liabilities	4,195	4,609

Total liabilities	303,538	268,222
Shareholders' equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding, 2,670,400 at March 31, 2001 and December 31, 2000	1,669	1,669
Additional paid-in capital	5,551	5,551
Unearned ESOP contribution	(746)	(797)
Retained earnings	6,106	5,813

Total shareholders' equity	12,580	12,236

Total Liabilities and Shareholders' Equity	$316,118	$280,458

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for per share amounts)

	For the three months ended March 31,
	2001	2000
	(unaudited)
Interest income:
Interest and fees on loans	$6,257	$3,725
Interest on cash equivalents	184	103
Interest on interest bearing deposits in financial institutions	11	9
Interest on investment securities	123	98

Total interest income	6,575	3,935

Interest expense on deposits	3,075	1,588
Interest expense on other borrowed money	305	114

Total interest expense	3,380	1,702

Net interest income before provision for loan losses	3,195	2,233
Provision for loan losses	19	160

Net interest income after provision for loan losses	3,176	2,073
Other operating income:
Customer service charges	114	108
Other fee income	263	295
Net gain on sale of loans	70	47
Loan servicing fees, net	110	160

Total other operating income	557	610

Other operating expenses:
Salaries and employee benefits	1,830	1,369
Occupancy	216	197
Telephone	78	68
Premises and equipment	162	145
Marketing and promotions	84	49
Data processing	232	214
Professional services	198	192
Director, officer and employee expenses	124	110
Office expenses	144	81
ESOP loan expense	51	51
Other expenses	127	132

Total other operating expenses	3,246	2,608

Income before income taxes	487	75
Income taxes	185	31

Net Income	$302	$44

Comprehensive Income	$302	$44

Basic earnings per share	$0.12	$0.02
Diluted earnings per share	$0.11	$0.02

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the three months ended March 31,
	2001	2000
	(unaudited)
Cash flows from operating activities:
Net income	$302	$44
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	147	141
Provision for loan losses	19	160
Net gain on sale of loans	(70)	(47)
Loans originated for sale	(12,258)	(5,517)
Unrealized (gain) / loss on interest-only strips	12	(57)
Amortization of interest-only strips	17	21
Amortization of servicing asset	57	68
Writedown of servicing asset	9	—
Proceeds from sale of loans	8,045	4,195
Increase in accrued interest and other assets	(31)	(559)
Decrease in accrued expenses and other liabilities	(414)	(346)

Net cash used in operating activities	(4,165)	(1,897)
Cash flows from investing activities:
Net increase in loans	(15,362)	(23,474)
Net maturities of interest bearing time deposits	293	—
Maturities of securities held-to-maturity	1,251	—
Purchase of securities held-to-maturity	(655)	—
Net additions to premises and equipment	(138)	(153)

Net cash used in investing activities	(14,611)	(23,627)
Cash flows from financing activities:
Net increase (decrease) in deposits:
Interest bearing	24,619	32,690
Non-interest bearing	(1,938)	319
Purchase of treasury stock	—	(5)
Repayment of line of credit	(51)	(3,226)
Proceeds from other borrowings	13,100	9,700

Net cash provided by financing activities	35,730	39,478

Net increase in cash and cash equivalents	16,954	13,954
Cash and cash equivalents at beginning of period	$17,830	$15,376

Cash and cash equivalents at end of period	$34,784	$29,330

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,454	$1,416

Income taxes	$200	$400

Supplemental disclosure of non-cash investing activities:
Loans held for investment transferred to held for sale	$4,348	$4,921

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(unaudited)

Note 1 Basis of Presentation:

    The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim financial statements include Community Bancorp Inc. and its wholly owned subsidiaries Community National Bank (formerly Fallbrook National Bank) (the "Bank") and Community (CA) Capital Trust I (the "Trust"), (collectively, the "Company") as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report as found on Form 10KSB. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2001, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2001 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

    On October 10, 2000, Fallbrook National Bank, subsidiary of Community Bancorp Inc., officially changed its name to Community National Bank.

Note 2 Loans and Related Allowance for Loan Losses:

    A summary of loans as of March 31, 2001 and December 31, 2000 is as follows:

	March 31, 2001	December 31, 2000
	(dollars in thousands)
Construction loans	$51,162	$51,700
Real estate one- to four-family	29,444	25,407
Real estate commercial and multi-family	135,630	120,118
Consumer home equity lines of credit	3,156	2,912
Consumer other	11,159	11,417
Aircraft	24,936	24,761
Commercial	11,385	11,024

Total gross loans	266,872	247,339
Deferred loan fees	883	767
Discounts on unguaranteed portion of loans retained	(647)	(681)
Allowance for loan losses	(2,242)	(2,226)

Net loans	$264,866	$245,199

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

    If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of March 31, 2001, there was no material difference between the Company's amortized carrying value for the servicing assets and the fair value.

Note 4 Contingencies:

    Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note 5 Earnings per share

    The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the three months ended March 31,
	2001			2000
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$302			$44

Basic EPS Earnings available to common shareholders	$302	2,534,312	$0.12	$44	2,525,660	$0.02
Effect of Dilutive Securities Options	—	91,992	—	—	29,789	—

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$302	2,626,304	$0.11	$44	2,555,449	$0.02

Note 6 Segment Information

    The following disclosure about segments of the Company is made in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company changed its internal reporting in 1999, and now segregates its operations into two primary segments: Banking Division and SBA Lending

Division. The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each.

	For the three months ended March 31,
	2001			2000
	Banking Division	Small Business Administration Lending Division ("SBA")	Total Company	Banking Division	Small Business Administration Lending Division ("SBA")	Total Company
	(dollars in thousands)
Interest income	$4,479	$2,096	$6,575	$3,041	$894	$3,935
Interest expense	2,100	1,280	3,380	1,060	642	1,702

Net interest income before provision	2,379	816	3,195	1,981	252	2,233
Provision for loan losses	(40)	59	19	121	39	160
Other income	305	252	557	281	329	610
Other expenses	2,507	739	3,246	1,889	719	2,608

Income before income taxes	217	270	487	252	(177)	75
Income taxes	73	112	185	104	(73)	31

Net income	$144	$158	$302	$148	$(104)	$44

Asset employed at quarter end	$245,571	$70,547	$316,118	$171,620	$43,680	$215,300

Note 7 Recent Accounting Developments

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is management's discussion and analysis of the major factors that influenced the financial performance of the Company for the three months ended March 31, 2001. This analysis should be read in conjunction with the Company's 2000 Annual Report as filed on form 10KSB and with the unaudited financial statements and notes as set forth in this report.

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

RESULTS OF OPERATIONS

Net Income

    Net income increased to $302,000 for the three months ended March 31, 2001 compared to $44,000 for the three months ended March 31, 2000. Basic earnings per share were $0.12 and $0.02 for the three months ended March 31, 2001 and 2000, respectively. Diluted earnings per share were $0.11 and $0.02 for the three months ended March 31, 2001 and 2000, respectively. Earnings per share for the three months ended March 31, 2000 were adjusted for the effects of a stock dividend paid in November 2000. The increase in net income was mainly due to the increase in net interest income, partially offset by an increase in other operating expenses. Interest income increased due to an increase in average interest earning assets, and other operating expenses increased during the three months ended March 31, 2001 due to the expansion of the Company's franchise and increased loan production.

    Return on average assets for the three months ended March 31, 2001 was 0.42% compared to 0.09% for the three months ended March 31, 2001. The increase in the return on average assets from 2000 to 2001 was due to the increase in net income noted above, which is the result of the 51.9% growth in average assets, in accordance with the Company's strategic plan. The return on average equity was 10.00% for the three months ended March 31, 2001 compared to 1.55% for the three months ended March 31, 2000.

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

	For the three months ended March 31,
	2001			2000
	Balance	Earned/Paid	Rate/Yield	Balance	Earned/Paid	Rate/Yield
Average assets
Securities and time at other banks	$8,435	$134	6.44%	$7,763	$107	5.54%
Fed funds sold	13,385	184	5.58%	7,726	103	5.36%
Loans
Commercial	115,678	2,779	9.74%	67,194	1,467	8.78%
Real Estate	130,799	3,298	10.23%	85,380	2,100	9.89%
Consumer	8,231	180	8.87%	7,232	158	8.79%

Total loans	254,708	6,257	9.96%	159,806	3,725	9.38%

Total earning assets	276,528	6,575	9.64%	175,295	3,935	9.03%
Non earning assets	15,316			16,874

Total average assets	$291,844			$192,169

Average liabilities and shareholders equity
Interest bearing deposits
Savings and interest bearing accounts	$70,042	519	3.01%	$58,147	343	2.37%
Time deposits	163,683	2,556	6.33%	88,042	1,245	5.69%

Total interest bearing deposits	233,725	3,075	5.34%	146,189	1,588	4.37%
Demand deposits	30,442	—		27,674	—
Trust preferred debt	10,000	278	11.27%	—	—
Other borrowings	1,273	27	8.60%	4,572	114	10.03%

Total interest bearing liabilities	275,440	3,380	4.98%	178,435	1,702	3.84%
Accrued expenses and other liabilities	3,999			2,338
Net shareholders equity	12,245			11,396

Total average liabilities shareholders equity	$291,684			$192,169

Net interest spread			4.67%			5.19%

Net interest income		$3,195			$2,233

Net yield on interest earnings assets			4.69%			5.12%

    Interest income for the three months ended March 31, 2001 increased to $6.6 million, compared to $3.9 million for the three months ended March 31, 2000. This increase was due to an increase in the average balance of interest earning assets, and an increase in the yield on those assets. Average interest earning assets increased to $276.5 million for the three months ended March 31, 2001 compared to $175.3 million for the three months ended March 31, 2000. The yield on interest earning assets increased to 9.64% for the three months ended March 31, 2001 compared to 9.03% for the three months ended March 31, 2000. The largest single component of interest earning assets was loans receivable, which had an average balance of $254.7 million with a yield of 9.96% for the three months ended March 31, 2001 compared to $159.8 million with a yield of 9.38% for the three months ended March 31, 2000. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company's strategic plan, including the retention of SBA 7a loans.

    Interest expense for the three months ended March 31, 2001 increased to $3.4 million compared to $1.7 million for the three months ended March 31, 2000. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities. Average interest-bearing liabilities increased to $275.4 million for the three months ended March 31, 2001 compared to $178.4 million for the three months ended March 31, 2000. Average time deposits increased to $163.7 million with a cost of 6.33% for the three months ended March 31, 2001 compared to $88.0 million with a cost of 5.69% for the three months ended March 31, 2000. Beginning on January 1, 2000, the Company changed its policy regarding the sale of SBA 7a loans from one of selling the guaranteed and unguaranteed portions to retaining the guaranteed portions. The resulting increase in total loans is being funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits. Although the wholesale deposits have a higher interest rate, there is limited operating costs associated with acquiring and managing these liabilities. As of March 31, 2001, wholesale deposits totaled $59.1 million and have maturities ranging from three months to one year. In addition, interest rates increased throughout 2000, and then decreased dramatically during the first quarter of 2001. The decline in market rates results in declines in cost of funds as the certificates of deposits renew or are acquired. However, existing certificates of deposit have maturities of three months to twelve months, which causes the overall cost of funds to decline over a period of time, and not as quickly as market rates change.

    Other average borrowings increased to $11.3 million with a cost of 10.97% for the three months ended March 31, 2001, compared to $4.6 million with a cost of 10.03% for the three months ended March 31, 2000. The Company borrowed $3.2 million in June, 1999, of which $3.0 million was used to increase capital at its Bank subsidiary. In March, 2000, the Company's subsidiary, Community (CA) Capital Trust I, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The Company used the proceeds to pay off the $3.2 million in borrowed funds, and contributed an additional $5.8 million in capital to the Bank.

Net interest income before provision for estimated loan losses

    Net interest income before provision for estimated loan losses for the three months ended March 31, 2001 was $3.2 million, compared to $2.2 million for the three months ended March 31, 2000. This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin. Average interest earning assets were $276.5 million for the three months ended March 31, 2001 with a net interest margin of 4.69% compared to $175.3 million with a net interest margin of 5.12% for the three months ended March 31, 2000. A significant portion of the assets reprice with changes in the prime rates, or in the case of SBA 7a loans, at the beginning of the quarter following the change in prime rate. The increase in the loan portfolio was funded primarily through the use of retail and wholesale deposits, which have maturities of three to twelve months, resulting in a short term decrease in the interest margin during falling interest rate environments. The decline in the net interest margin was primarily due to the rising interest rates in 2000, followed by a rapid decline in market rates during the first quarter of 2001, combined with the increased use of certificates of deposits as well as other borrowed funds in order to support the expanding loan portfolio.

Provision for Loan Losses

    Net charge offs totaled $3,000 for the three months ended March 31. 2001 compared to a recovery of $41,000 during the three months ended March 31, 2000. The provision for loan losses totaled

$19,000 for the three months ended March 31, 2001 compared to $160,000 for the three months ended March 31, 2000. As a result of the increase in total loans outstanding, management increased the allowance for loan losses to $2.2 million as of March 31, 2001 compared to $1.5 million as of March 31, 2000. As of March 31, 2001, the allowance was 0.84% of total gross loans compared to 0.89% as of March 31, 2000. When excluding the guaranteed portions of loans and loans held for sale, the allowance was 1.12% and 1.04% respectively as a percentage of total loans as of March 31, 2001 and 2000. In general, the Company does not establish reserves for government guaranteed loans. The allowance for loan losses as a percentage of nonaccrual loans was 134.41% as of March 31, 2001 compared to 87.46% as of March 31, 2000. When excluding the guaranteed portion of nonaccrual loans, the allowance for loan losses as a percentage of nonaccrual loans was 462.27% as of March 31, 2001 compared to 384.89% as of March 31, 2000.

    Nonaccrual loans as of March 31, 2001 were $1.7 million, of which $1.2 million is guaranteed by the SBA, compared to $1.7 million, with $1.4 million guaranteed by the SBA as of March 31, 2000.

    In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and then considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. As part of the strategic plan, the Company began retaining the guaranteed portion of SBA loans beginning in 2000. The government guaranteed portion of the loan portfolio increased to $44.2 million as of March 31, 2001 compared to $35.1 million as of December 31, 2000 and $14.4 million as of March 31, 2000. In general, the Company does not maintain allowance for loan losses on the guaranteed portion of SBA loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon judgments which differ from those of management.

Other Operating Income

    Other operating income represents non-interest types of revenue and is comprised of service charges on deposit accounts, other fee income, net gain on sale of loans and net loan servicing fees. Other operating income was $557,000 for the three months ended March 31, 2001 compared to $610,000 for the three months ended March 31, 2000. The decrease was due to a decline in other fee income generated through the brokering of loans to other investors, combined with a decrease in loan servicing income, and offset by an increase in gains on sale of loans. Customer service charges increased to $114,000 for the three months ended March 31, 2001 compared to $108,000 for the three months ended March 31, 2000.

    Other fee income decreased to $263,000 for the three months ended March 31, 2001 compared to $295,000 for the three months ended March 31, 2000. The decrease in other fee income for the three month periods reflect the decrease in fees from brokering of loans which the Company does not directly fund.

    Gains on sale of loans increased from $47,000 for the quarter ended March 31, 2000 to $70,000 for the quarter ended March 31, 2001. During the three months ended March 31, 2001, the Company originated $18.1 million in SBA loans compared to $10.5 million during the three months ended March 31, 2000. The Company originated $8.5 million in mortgage loans during the three months ended March 31, 2001 compared to $3.6 million during the three months ended March 31, 2000. The Company sold $5.2 million in mortgage loans and $2.7 million in SBA 504 loans during the three months ended March 31, 2001 compared to $3.1 million in mortgage loans and $1.0 million in SBA 504 loans during the three month period ended March 31, 2000.

    Loan servicing income decreased to $110,000 for the three months ended March 31, 2001 compared to $160,000 for the three months ended March 31, 2000. The Company did not sell any SBA 7a loans during 2000 or the first quarter of 2001, and therefore did not increase its loan servicing portfolio. The remaining loan servicing portfolio is decreasing as principal payments are made or loans are paid off, and therefore fees from loan servicing decline accordingly.

Other Operating Expenses

    Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director/officer/employee expenses, office, ESOP loan and other expenses are the major categories of other operating expenses. Other operating expenses increased to $3.2 million for the three months ended March 31, 2001 compared to $2.6 million for the three months ended March 31, 2000.

    The increase in other operating expenses is primarily due to the increase in salaries and employee benefits to $1.8 million for the three months ended March 31, 2001 compared to $1.4 million for the three months ended March 31, 2000. The Company opened a new branch office on April 2, 2001 and increased the number of SBA offices by two during 2000. As a result of the increased loan origination, commissions have increased by $143,000 when comparing the quarter ended March 31, 2001 to March 31, 2000. Total personnel increased to 136 as of March 31, 2001 compared to 123 as of March 31, 2000.

    The Company's efficiency ratio, which is the ratio of recurring operating expenses to net interest income before provision for loan losses plus non-interest income, decreased to 86.51% for the three months ended March 31, 2001 compared to 91.73% for the three months ended March 31, 2000. The decrease in efficiency ratio was due to the increase in net interest income, partially offset by the decrease other operating income and the increase in operating expenses. The increase in operating expenses is due to the expansion of the Company's business lines.

    The following table compares each of the components of other operating expenses for the three months ended March 31, 2001 and 2000, respectively:

	For the three months ended March 31,
	2001	2000	Change $
Other operating expenses:
Salaries and employee benefits	$1,830	$1,369	$461
Occupancy	216	197	19
Telephone	78	68	10
Premises and equipment	162	145	17
Marketing and promotions	84	49	35
Data processing	232	214	18
Professional services	198	192	6
Director, officer and employee expense	124	110	14
Office expenses	144	81	63
ESOP loan expense	51	51	—
Other expenses	127	132	(5)

Total other operating expenses	$3,246	$2,608	$638

Provision for Income Taxes

    The effective income tax rate was 38.0% for the three months ended March 31, 2001 compared to 41.3% for the three months ended March 31, 2000. Provisions for income taxes totaled $185,000 and $31,000 for the three months ended March 31, 2001 and 2000, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets
March 31, 2001 compared to December 31, 2000

    Total assets of the Company increased to $316.1 million as of March 31, 2001 compared to $280.5 million as of December 31, 2000 and $215.3 million as of March 31, 2000. This increase was due to the growth in net loans to $264.9 million as of March 31, 2001, compared to $245.2 million as of December 31, 2000, and were $169.2 million as of March 31, 2000.

    Deposits grew to $275.4 million as of March 31, 2001 compared to $252.7 million as of December 31, 2000 and were $191.1 million as of March 31, 2000. Cash and cash equivalents increased to $34.8 million as of March 31, 2001 compared to $17.8 million as of December 31, 2000 and were $29.3 million as of March 31, 2000. The increase in cash and cash equivalents was due to the increase in deposits and other borrowed money, including Federal Home Loan Bank (the "FHLB") advances. During the three months ended March 31, 2001, the company became a member of the FHLB and pledged loans as collateral for a $13.1 million credit line.

    Shareholders' equity was $12.6 million as of March 31, 2001 compared to $12.2 million as of December 31, 2000, and was $11.4 million as of March 31, 2000. Please refer to the capital section of this discussion for further information.

Investments

    The Company's investment portfolio consists primarily of certificates of deposit with other financial institutions, agency securities and overnight investments in the Federal Funds market. As of March 31, 2001, certificates of deposit with other financial institutions totaled $497,000, compared to $790,000 as of December 31, 2000 and $800,000 as of March 31, 2000. As of March 31, 2001, December 31, 2000 and March 31, 2000, $497,000, $500,000 and $500,000, respectively, was pledged as collateral for the Employee Stock Ownership Plan ("ESOP") loan from another California bank, which was funding the Company's ESOP. US Government and other securities totaled $5.6 million as of March 31, 2001 compared to $6.8 million as of December 31, 2000 and were $6.7 million as of March 31, 2000. These securities are held as collateral for public funds and treasury, tax and loan deposits. Average Federal Funds sold for the three months ended March 31, 2001 was $13.4 million compared to $7.7 million for the three months ended March 31, 2000.

Loans

    Loan balances, net of the allowance for loan losses, increased to $264.9 million as of March 31, 2001 compared to $245.2 million as of December 31, 2000 and $169.2 million as of March 31, 2000. A healthy loan demand resulted in a 56.5% growth rate in total gross loans since March 31, 2000. This rapid increase is due to the retention of the SBA 7a loans, as part of the Company's change in strategy which became effective January 1, 2000, as well as growth in the Company's other lending portfolios. The Company services SBA 7a loans sold to other investors. As of March 31, 2000, the Company serviced $73.5 million SBA 7a loans for other investors compared to $77.6 million as of December 31, 2000 and $88.7 million as of March 31, 2000.

    Loan Origination and Sale.  The following table sets forth the Company's loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the three months ended March 31,
	2001	2000
	(dollars in thousands)
Beginning balance	$245,199	$144,194
Loans originated:
Commercial loans	2,037	3,257
Real estate:
Construction loans	18,457	13,104
One-to four-family	10,813	13,069
Commercial	22,828	17,507
Consumer	1,225	2,158

Total loans originated	55,360	49,095
Loans sold
Real estate:
One-to four-family	5,243	3,109
Commercial	2,731	1,039

Total loans sold	7,974	4,148
Less:
Principal repayments	27,405	20,181
Other net charges (1)	314	(268)

Total Loans	$264,866	$169,228

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

    The following table sets forth the Company's non-performing assets at the dates indicated:

	March 31, 2001	December 31, 2000	March 31, 2000
	(dollars in thousands)
Non-accrual loans	$1,668	$57	$1,747
Troubled debt restructurings	—	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—	—

Total non-performing loans	1,668	57	1,747
Other real estate owned	—	—	—

Total non-performing assets	$1,668	$57	$1,747

SUPPLEMENTAL DATA
Total Assets	$316,118	$280,458	$215,300
Total gross loans	$266,872	$247,339	$170,995
Total loans held for investment	$244,610	$234,306	$161,612
Government guaranteed portion of total loans	$44,214	$35,058	$14,427
Non-performing loans, net of government guarantees	$485	$37	$397
Allowance for loan losses	$2,242	$2,226	$1,528
Allowance for loan losses to total loans	0.84%	0.90%	0.89%
Allowance for loan losses to total loans held for investment, net of government guarantees	1.12%	1.12%	1.04%
Allowance for loan losses to non-accrual loans	134%	3905%	87%
Allowance for loan losses to non-performing loans	134%	3905%	87%
Allowance for loan losses to non-performing loans, net of government guarantees	462%	6016%	385%
Allowance for loan losses to non-performing assets	134%	3905%	87%
Total non-performing assets to total assets	0.53%	0.02%	0.81%
Total non-performing loans, net of government guarantees to total assets	0.15%	0.01%	0.18%
Total non-performing loans to total loans	0.63%	0.02%	1.02%
Total non-performing loans, net of government guarantees, to total loans	0.18%	0.01%	0.23%

    Nonaccrual Loans.  Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. The period as of December 31, 2000 was considered unusual due to the extremely low level of non-performing loans. As a result, the March 31, 2001 non-accrual totals appear to have increased dramatically during the quarter, when in fact they are closer to the norm, as can be seen from the March 31, 2000 figures. As of March 31, 2001, December 31, 2000 and March 31, 2000 all impaired or nonaccrual loans were collateral-dependent. The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of March 31, 2001, the Company had nine loans on nonaccrual status totaling $1.7 million. Of this total $1.2 million, or 71%, was guaranteed by the SBA. As of December 31, 2000, the Company had five loans on nonaccrual status totaling $57,000. Of this total, $20,000, or 35%, was guaranteed by the SBA. As of March 31, 2000 the Company had eight loans on nonaccrual status totaling $1.7 million with $1.4 million, or 82%, guaranteed by the SBA.

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

    In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. As part of the strategic plan, the Company began retaining the guaranteed portion of SBA loans beinning in 2000. The government guaranteed portion of the loan portfolio increased to $44.2 million as of March 31, 2001 compared to $35.1 million as of December 31, 2000 and $14.4 million as of March 31, 2000. In general, the Company does not maintain allowance for loan losses on the guaranteed portion of SBA loans. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon judgments which differ from those of management.

    The following table sets forth information regarding the Company's allowance for loan losses at the dates and for the periods indicated:

	At or for the three months ended March 31,
	2001	2000
	(dollars in thousands)
Balance at beginning of period	$2,226	$1,327
Chargeoffs:
Real estate loans:
One- to four- family	—	—
Commercial	9	—
Consumer	1	3

Total chargeoffs	10	3
Recoveries:
Real estate loans:
One- to four-family	—	—
Commercial	6	43
Consumer	1	1

Total recoveries	7	44

Net chargeoffs	3	(41)
Provision for loan losses	19	160

Balance at end of period	$2,242	$1,528

Net charge offs to average loans	0.00%	-0.10%

    As of March 31, 2001 and December 31, 2000 the balance in the allowance for loan losses was $2.2 million compared to $1.5 million as of March 31, 2000. As a percentage of total gross loans the allowance was 0.84% as of March 31, 2001 compared to 0.90% as of December 31, 2000 and was 0.89% as of March 31, 2000. As a percentage of total loans held for investment, net of the government guarantees, the allowance was 1.12% as of March 31, 2001 and December 31, 2000 compared to 1.04% as of March 31, 2000. Management believes the allowance at March 31, 2001 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

    Other Real Estate Owned.  There was no other real estate owned at March 31, 2001 and 2000.

Capital

    The Company's capital was approximately $12.6 million as of March 31, 2001 compared to $12.2 million as of December 31, 2000 and was $11.4 million as of March 31, 2000. In 1997 the Company adopted an Employee Stock Ownership Plan ("ESOP") which was funded with a $1.2 million line of credit. As of March 31, 2001 the indebtedness of the ESOP in the amount of $746,000 million is shown as a deduction from shareholders' equity. In future years capital will be increased as the unearned ESOP contributions are made by the Company. During the three month period ended March 31, 2001, the Company repaid principal totaling $51,000. The Company anticipates advancing an additional $130,000 during the second quarter of 2001, and is planning to contribute approximately $204,000 annually to this program.

    As part of the Company's strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. A 5% stock dividend was declared on October 17, 2000 to be paid on November 30, 2000 to shareholders of record as of November 15, 2000.

    The Company's strategic plan addresses the future capital needs of the Company. During March, 2000, the Company's wholly owned subsidiary, Community (CA) Capital Trust I (the "Trust"), a Delaware business trust, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. The $10 million is shown as other borrowings on the books of the Company.

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

    At March 31, 2001 and December 31, 2000, all capital ratios were above all current Federal capital guidelines for a "well capitalized" bank. As of March 31, 2001, the Bank's regulatory Total Capital to risk-weighted assets ratio was 10.17% compared to 10.75% as of December 31, 2000. The Bank's regulatory Tier 1 Capital to risk-weighted assets ratio was 9.25% as of March 31, 2001 compared to 9.76% as of December 31, 2000. The Bank's regulatory Tier 1 Capital to average assets ratio was 7.76% as of March 31, 2001 compared to 8.53% as of December 31, 2000.

    As of March 31, 2001, the Company's regulatory Total capital to risk-weighted assets ratio was 10.23% compared to 10.68% as of December 31, 2000. The Company's regulatory Tier 1 Capital to risk-weighted assets ratio was 6.93% as of March 31, 2001, compared to 7.12% as of December 31, 2000. The Company's regulatory Tier 1 Capital to average assets ratio was 5.78% as of March 31, 2001, compared to 5.88% as of December 31, 2000.

Liquidity

    The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of March 31, 2001 liquid assets as a percentage of deposits were 10.7% compared to 8.4% as of December 31, 2000.

Part II OTHER INFORMATION

Item 1 Legal Proceedings

    None to report.

Item 2 Changes in Securities

    None to report.

Item 3 Defaults upon senior securities

    None to report.

Item 4 Submission of matters to security holders

    None to report.

Item 5 Other information

    None to report.

Item 6 Exhibits and Reports from 8-K

    None to report.

(SIGNATURES)

    Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc.
(Registrant)
Date	May 14, 2001	/s/ THOMAS E. SWANSON Thomas E. Swanson President and Chief Executive Officer
Date	May 14, 2001	/s/ L. BRUCE MILLS, JR. L. Bruce Mills, Jr. Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
None

QuickLinks

  PART 1: FINANCIAL INFORMATION
  Item 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Summary of Changes in Consolidated Balance Sheets
  Item 1 Legal Proceedings
  Item 2 Changes in Securities
  Item 3 Defaults upon senior securities
  Item 4 Submission of matters to security holders
  Item 5 Other information
  Item 6 Exhibits and Reports from 8-K
(SIGNATURES)
EXHIBIT INDEX