Form 10QSB
period 2001-06-30
COMMUNITY BANCORP INC
filed 2001-08-14
CIK 1089503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______________.

Commission File No. 000 – 26505

COMMUNITY BANCORP INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0859334

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

130 West Fallbrook Street, Fallbrook, CA	92028

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:	(760) 723-8811

None

(Former name, former address and former fiscal year, if changed since last report)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

             Number of shares of common stock outstanding as of June 30, 2001: 2,675,456

             Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART 1: FINANCIAL INFORMATION
Item 1: FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)	June 30,	December 31,
(unaudited)	2001	2000

ASSETS

Cash and cash equivalents	$47,839	$17,830
Interest bearing deposits in financial institutions	497	790
Federal Reserve Bank & FHLB stock	1,082	425
Investment securities held-to-maturity, at amortized cost	5,073	6,819
Interest-only strip, at fair value	466	509
Loans held for investment	247,985	234,306
Less allowance for loan losses	(2,230)	(2,226)

Net loans held for investment	245,755	232,080
Loans held for sale	16,585	13,119
Premises and equipment, net	2,344	2,313
Accrued interest and other assets	4,135	4,364
Deferred tax asset	672	672
Servicing asset, net	1,249	1,537

Total Assets	$325,697	$280,458

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Interest bearing	$257,335	$219,371
Non-interest bearing	33,375	33,326

Total deposits	290,710	252,697
Other borrowings	17,829	10,916
Accrued expenses and other liabilities	4,259	4,609

Total liabilities	312,798	268,222

Shareholders' equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding, 2,675,456 at June 30, 2001 and 2,670,406 at December 31, 2000	1,672	1,669
Additional paid-in capital	5,567	5,551
Unearned ESOP contribution	(694)	(797)
Retained earnings	6,354	5,813

Total shareholders' equity	12,899	12,236

Total Liabilities and Shareholders' Equity	$325,697	$280,458

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME	For the six months		For the three months
(dollars in thousands, except for per share amounts)	ended June 30,		ended June 30,
(unaudited)	2001	2000	2001	2000

Interest income:
Interest and fees on loans	$12,334	$8,186	$6,077	$4,461
Interest on cash equivalents	400	345	216	242
Interest on interest bearing deposits in financial institutions	18	24	7	15
Interest on investment securities	232	203	109	105

Total interest income	12,984	8,758	6,409	4,823

Interest expense on deposits	6,020	3,487	2,945	1,899
Interest expense on other borrowed money	632	421	327	307

Total interest expense	6,652	3,908	3,272	2,206

Net interest income before provision for loan losses	6,332	4,850	3,137	2,617
Provision for loan losses	94	337	75	177

Net interest income after provision for loan losses	6,238	4,513	3,062	2,440

Other operating income:
Net gain on sale of loans	351	93	281	46
Loan servicing fees, net	203	323	93	163
Customer service charges	227	198	113	101
Other fee income	474	473	211	167

Total other operating income	1,255	1,087	698	477

Other operating expenses:
Salaries and employee benefits	3,662	2,628	1,832	1,259
Occupancy	452	399	236	202
Telephone	151	131	73	63
Premises and equipment	331	285	169	140
Marketing and promotions	166	152	82	83
Data processing	472	410	240	196
Professional services	392	352	194	160
Director, officer and employee expenses	271	239	147	129
Office expenses	242	154	98	73
ESOP loan expense	102	102	51	51
Other expenses	328	340	201	228

Total other operating expenses	6,569	5,192	3,323	2,584

Income before income taxes	924	408	437	333
Income taxes	383	167	198	136

Net Income	$541	$241	$239	$197

Comprehensive Income	$541	$241	$239	$197

Basic earnings per share	$0.21	$0.09	$0.09	$0.08
Diluted earnings per share	$0.21	$0.09	$0.09	$0.08

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	For the six months
(unaudited)	ended June 30,
	2001	2000

Cash flows from operating activities:
Net income	$541	$241
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	295	289
Provision for loan losses	94	337
ESOP Compensation	103	103
Net gain on sale of loans	(351)	(93)
Loans originated for sale	(26,469)	(10,268)
(Gain)/Loss on interest-only strips	9	(33)
Amortization of interest-only strips	34	41
Capitalization of servicing asset	(26)	-
Amortization of servicing asset	113	136
Impairment of servicing asset	202	-
Proceeds from sale of loans	27,276	9,067
Increase in accrued interest and other assets	244	(683)
Increase (decrease) in accrued expenses and other liabilities	(350)	63

Net cash provided by (used in) operating activities	1,715	(800)

Cash flows from investing activities:
Net increase in loans	(17,692)	(50,596)
Net maturities of interest bearing time deposits	293	(477)
Maturities of securities held-to-maturity	1,752	-
Purchase of securities held-to-maturity	(657)	-
Net additions to premises and equipment	(332)	(194)

Net cash used in investing activities	(16,636)	(51,267)

Cash flows from financing activities:
Net increase in deposits:
Interest bearing	37,964	45,379
Non-interest bearing	49	5,117
Purchase of treasury stock	-	(5)
Exercise of stock options	19	-
Repayment of line of credit	(102)	(3,277)
Advances to ESOP	-	325
Proceeds from other borrowings	7,000	9,700

Net cash provided by financing activities	44,930	57,239

Net increase in cash and cash equivalents	30,009	5,172
Cash and cash equivalents at beginning of period	$17,830	$15,376

Cash and cash equivalents at end of period	$47,839	$20,548

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001
(unaudited)

Note 1 Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The interim financial statements include Community Bancorp Inc. and its wholly owned subsidiaries Community National Bank (formerly Fallbrook National Bank) (the "Bank") and Community (CA) Capital Trust I (the "Trust"), (collectively, the "Company") as consolidated with the elimination of all intercompany transactions.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.   Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10KSB.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim six month period ended June 30, 2001, have been included.  Certain reclassifications may have been made to prior year amounts to conform to the 2001 presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

On October 10, 2000, Fallbrook National Bank, subsidiary of Community Bancorp Inc., officially changed its name to Community National Bank.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of June 30, 2001 and December 31, 2000 is as follows:

	June 30,	December 31,
	2001	2000

	(dollars in thousands)
Construction loans	$49,662	$51,700
Real estate one- to four-family	29,287	25,407
Real estate commercial and multi-family	137,325	120,118
Consumer home equity lines of credit	2,595	2,912
Consumer other	11,380	11,417
Aircraft	25,014	24,761
Commercial	8,859	11,024

Total gross loans	264,122	247,339
Deferred loan fees	900	767
Discounts on unguaranteed portion of loans retained	(452)	(681)
Allowance for loan losses	(2,230)	(2,226)

Net loans	$262,340	$245,199

The Company’s lending activities are concentrated primarily in Southern California.  Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company’s market area.  As a result, the Company’s loan and collateral portfolios are, to some degree, concentrated in those industries.  The Company evaluates each credit on an individual basis and determines collateral requirements accordingly.  When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

Note 3 Sales and Servicing of SBA Loans:

Starting in the first quarter of 2000, the Company changed its policy to hold to maturity the guaranteed portion of SBA 7a loans until a certain asset mix had been reached.  The Company recently announced that it will return to selling a portion of the guaranteed portion of SBA 7a loans beginning in the third quarter of 2001.  The Company generates revenues from the origination of loans guaranteed by the SBA and the sale of guaranteed and unguaranteed portions of those loans in the secondary market.  The Company retains the servicing on the sale of SBA loans that creates loan servicing income.  The Company measures the servicing asset by discounting the respective cash flow for the estimated expected life of the loans.  The Company uses industry prepayment statistics in estimating the expected life.

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired.  A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value.  As of June 30, 2001, an impairment allowance of $202,000 had been provided for, representing the difference between the Company’s amortized carrying value for the servicing assets and the fair value.

Note 4 Contingencies:

Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 5  Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the six months ended June 30,

	2001			2000

	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings	$541			$241

Basic EPS Earnings available to common shareholders	$541	2,536,077	$0.21	$241	2,539,754	$0.09
Effect of Dilutive Securities Options	-	87,335	-	-	35,492	-

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$541	2,623,412	$0.21	$241	2,575,246	$0.09

	For the three months ended June 30,

	2001			2000

	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Net Earnings	$239			$197

Basic EPS Earnings available to common shareholders	$239	2,537,823	$0.09	$197	2,523,659	$0.08
Effect of Dilutive Securities Options	-	82,644	-	-	41,582	-

Diluted EPS Earnings Available to common shareholders plus assumed conversions	$239	2,620,467	$0.09	$197	2,565,241	$0.08

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

	For the six months ended June 30,

	2001				2000

	Banking	Small Business	Total	Banking	Small Business	Total
	Division	Administration	Company	Division	Administration	Company
		Lending			Lending
		Division			Division
		("SBA")			("SBA")

	(dollars in thousands)

Interest income	$8,782	$4,202	$12,984	$6,675	$2,083	$8,758
Interest expense	4,247	2,405	6,652	2,377	1,531	3,908

Net interest income before provision	4,535	1,797	6,332	4,298	552	4,850
Provision for loan losses	89	5	94	268	69	337
Other income	730	525	1,255	550	537	1,087
Other expenses	4,980	1,589	6,569	3,718	1,474	5,192

Income (loss) before income taxes	196	728	924	862	(454)	408
Income taxes	82	301	383	355	(188)	167

Net income (loss)	$114	$427	$541	$507	$(266)	$241

Asset employed at quarter end	$235,687	$90,010	$325,697	$174,113	$59,279	$233,392

	For the three months ended June 30,

	2001				2000

	Banking	Small Business	Total	Banking	Small Business	Total
	Division	Administration	Company	Division	Administration	Company
		Lending			Lending
		Division			Division
		("SBA")			("SBA")

	(dollars in thousands)

Interest income	$4,303	$2,106	$6,409	$3,634	$1,189	$4,823
Interest expense	2,147	1,125	3,272	1,317	889	2,206

Net interest income before provision	2,156	981	3,137	2,317	300	2,617
Provision for loan losses	129	(54)	75	147	30	177
Other income	425	273	698	269	208	477
Other expenses	2,473	850	3,323	1,829	755	2,584

Income (loss) before income taxes	(21)	458	437	610	(277)	333
Income taxes	9	189	198	251	(115)	136

Net income (loss)	$(30)	$269	$239	$359	$(162)	$197

Asset employed at quarter end	$235,687	$90,010	$325,697	$174,113	$59,279	$233,392

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

On July 20, 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets."  These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets.  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations with limited exceptions for combinations initiated prior to July 1, 2001.  In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill.  This statement is effective for business combinations completed after June 30, 2001.  The Company does not believe that the adoption of SFAS No. 141 and SFAS No. 142 will have a significant impact on the Company's financial condition, results of operations or cash flows.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment.  Impairment would be examined more frequently if certain indicators are encountered.  Intangible assets with a determinable useful life will continue to be amortized over that period.  The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001.   Goodwill and intangible assets on the books at June 30, 2001 will be affected when the Company adopts the Statement.   The Company did not have any goodwill or intangible assets on its books as of June 30, 2001.

Note 8 Subsequent Events

On July 27, 2001, the Company completed the private placement of 473,504 shares of common stock at an average price of $6.63 per share to certain “accredited investors” including certain directors and an officer of the Company and the Bank and their related interests.  An investment banking firm retained by the Company issued a fairness opinion in connection with the transaction.  The Company used $1.0 million of the net proceeds to repay debt and $2.0 million of the net proceeds were invested as equity capital in the Bank.  The remaining net proceeds were retained by the Company as working capital.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced the financial performance of the Company for the six and three months ended June 30, 2001.  This analysis should be read in conjunction with the Company’s 2000 Annual Report as filed on Form 10KSB and with the unaudited financial statements and notes as set forth in this report.

Statements concerning future performance, developments or events, expectations for growth and income forecasts, and any other guidance on future periods, constitute forward-looking statements that are subject to a number of risks and uncertainties.  Actual results may differ materially from stated expectations. Specific factors include, but are not limited to, increased profitability, the ability to control costs and expenses, interest rates and financial policies of the United States government, and general economic conditions.  Additional information on these and other factors that could affect financial results are included in its Securities and Exchange Commission filings. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any forward-looking statements contained herein to reflect future events or developments.

RESULTS OF OPERATIONS

Net Income

Net income increased 125% to $541,000 for the six months ended June 30, 2001 compared to $241,000 for the six months ended June 30, 2000.  Basic earnings per share were $0.21 and $0.09 for the six months ended June 30, 2001 and 2000, respectively.  Diluted earnings per share were $0.21 and $0.09 for the six months ended June 30, 2001 and 2000, respectively.  Earnings per share for the six months ended June 30, 2000 were adjusted for the effects of a stock dividend paid in November 2000.  The increase in net income was mainly due to the increase in net interest income and other operating income, partially offset by an increase in other operating expenses, and the impact of a $202,000 impairment allowance provided for the servicing asset.  Interest income increased due to an increase in average interest earning assets, and other operating income increased during the six months ended June 30, 2001 due to the sale of $2.7 million in unguaranteed portions of SBA 7a loans during the second quarter of 2001.

Return on average assets for the six months ended June 30, 2001 was 0.36% compared to 0.23% for the six months ended June 30, 2000.  The increase in the return on average assets from 2000 to 2001 was due to the increase in net income noted above, partially offset by the 45.5% growth in average assets, which was part of the Company’s strategic plan.  The return on average equity was 8.83% for the six months ended June 30, 2001 compared to 4.27% for the six months ended June 30, 2000.

Net income increased to $239,000 for the three months ended June 30, 2001 compared to $197,000 for the three months ended June 30, 2000.  Basic earnings per share were $0.09 and  $0.08 for the three months ended June 30, 2001 and 2000, respectively.  Diluted earnings per share were $0.09 and $0.08 for the three months ended June 30, 2001 and 2000, respectively.  Earnings per share for the three months ended June 30, 2000 were adjusted for the effects of a stock dividend paid in November 2000.  The increase in net income was mainly due to an increase in net interest income after provision for loan loss combined with an increase in other operating income, partially offset by an increase in other operating expenses and the impact of a $202,000 impairment allowance provided for the servicing asset.  Interest income increased due to an increase in average interest earning assets, and other operating income increased during the three months ended June 30, 2001 due to the Company’s sale of $2.7 million in unguaranteed portions of SBA 7a loans during the second quarter of 2001.

Return on average assets for the three months ended June 30, 2001 was 0.31% compared to  0.36% for the three months ended June 30, 2000.  The decrease in the return on average assets from 2000 to 2001 was due to the increase average assets.  The return on average equity was 7.81% for the three months ended June 30, 2001 compared to 7.07% for the three months ended June 30, 2000.

Interest Income

Net interest income is the most significant component of the Company’s income from operations.  Net interest income is the difference (the “interest rate spread”) between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings.  Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and nonaccural loans are included as interest earning assets for purposes of this table.

	For the six months ended June 30,

	2001			2000

	Balance	Earned/Paid	Rate/Yield	Balance	Earned/Paid	Rate/Yield

Average assets
Securities and time at other banks	$7,863	$250	6.41%	$7,924	$227	5.76%
Fed funds sold	16,904	400	4.77%	12,085	345	5.74%
Loans
Commercial	120,889	5,652	9.43%	72,642	3,257	9.02%
Real Estate	130,776	6,341	9.78%	90,792	4,610	10.21%
Consumer	7,939	341	8.66%	7,259	319	8.84%

Total loans	259,604	12,334	9.58%	170,693	8,186	9.64%

Total earning assets	284,371	12,984	9.21%	190,702	8,758	9.24%
Non earning assets	16,829			16,289

Total average assets	$301,200			$206,991

Average liabilities and shareholders equity
Interest bearing deposits
Savings and interest bearing accounts	$70,748	923	2.63%	$58,749	654	2.24%
Time deposits	170,487	5,097	6.03%	98,028	2,833	5.81%

Total interest bearing deposits	241,235	6,020	5.03%	156,777	3,487	4.47%
Demand deposits	30,954	-		28,850	-
Trust preferred debt	10,000	556	11.21%	5,440	302	11.16%
Other borrowings	2,536	76	6.04%	2,360	119	10.14%

Total borrowings	12,536	632	10.17%	7,800	421	10.91%

Total interest bearing liabilities	284,725	6,652	4.71%	193,427	3,908	4.06%
Accrued expenses and other liabilities	4,233			2,289
Net shareholders' equity	12,242			11,275

Total average liabilities shareholders' equity	$301,200			$206,991

Net interest spread			4.50%			5.18%

Net interest income		$6,332			$4,850

Net yield on interest earnings assets			4.49%			5.11%

Interest income for the six months ended June 30, 2001 increased to $13.0 million, compared to $8.8 million for the six months ended June 30, 2000.  This increase was due to an increase in the average balance of interest earning assets.  Average interest earning assets increased to $284.4 million for the six months ended June 30, 2001 compared to $190.7 million for the six months ended June 30, 2000.  The yield on interest earning assets decreased to 9.21% for the six months ended June 30, 2001 compared to 9.24% for the six months ended June 30, 2000.  The largest single component of interest earning assets was loans receivable, which had an average balance of $259.6 million with a yield of 9.58% for the six months ended June 30, 2001 compared to $170.7 million with a yield of 9.64% for the six months ended June 30, 2000.  The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan, including the retention of SBA 7a loans.

Interest expense for the six months ended June 30, 2001 increased to $6.7 million compared to $3.9 million for the six months ended June 30, 2000.  This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities.  Average interest-bearing liabilities increased to $284.7 million for the six months ended June 30, 2001 compared to $193.4 million for the six months ended June 30, 2000.  Average time deposits increased to $170.5 million with a cost of 6.03% for the six months ended June 30, 2001 compared to $98.0 million with a cost of 5.81% for the six months ended June 30, 2000.  Beginning on January 1, 2000, the Company changed its policy regarding the sale of SBA 7a loans from one of selling the guaranteed and unguaranteed portions to retaining a majority of these portions.  The resulting increase in total loans is being funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits.  Although the wholesale deposits have a higher interest rate, there is limited operating costs associated with acquiring and managing these liabilities.  As of June 30, 2001 wholesale deposits totaled $63.9 million and have maturities ranging from three months to one year.

Other average borrowings increased to $12.5 million with a cost of 10.17% for the six months ended June 30, 2001, compared to $7.8 million with a cost of 10.91% for the six months ended June 30, 2000. The Company borrowed $3.2 million in June, 1999, of which $3.0 million was used to increase capital at its Bank subsidiary.  In March, 2000, the Company's subsidiary, Community (CA) Capital Trust I, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share.  The Company used the proceeds to pay off the $3.2 million in borrowed funds, and invested an additional $5.8 million in the Bank. In March of 2001, the Company entered into a secured line of credit with the Federal Home Loan Bank (“FHLB”), which had an average outstanding balance of $2.5 million for the first six months of 2001.  In June of 2001, the Company borrowed $1.0 million, which was used to increase capital at its Bank subsidiary.

	For the three months ended June 30,

	2001			2000

	Balance	Earned/Paid	Rate/Yield	Balance	Earned/Paid	Rate/Yield
Average Assets
Securities and time at other banks	$7,290	$116	6.38%	$8,086	$120	5.97%
Fed funds sold	20,423	216	4.24%	16,443	242	5.92%
Loans
Commercial	126,765	2,873	9.09%	78,089	1,790	9.22%
Real Estate	130,753	3,043	9.33%	96,203	2,510	10.49%
Consumer	7,647	161	8.44%	7,287	161	8.89%

Total loans	265,165	6,077	9.19%	181,579	4,461	9.88%

Total earning assets	292,878	6,409	8.78%	206,108	4,823	9.41%
Non earning assets	16,528			15,732

Total average assets	$309,406			$221,840

Average liabilities and shareholders equity
Interest bearing deposits
Savings and interest bearing accounts	$71,454	404	2.27%	$59,352	311	2.11%
Time deposits	175,982	2,541	5.79%	108,014	1,588	5.91%

Total interest bearing deposits	247,436	2,945	4.77%	167,366	1,899	4.56%
Demand deposits	31,466	-		30,026	-
Trust preferred debt	10,000	278	11.15%	10,000	277	11.14%
Other borrowings	3,798	49	5.17%	1,055	30	11.44%

Total borrowings	13,798	327	9.51%	11,055	307	11.17%

Total interest bearing liabilities	292,700	3,272	4.48%	208,447	2,206	4.26%
Accrued expenses and other liabilities	4,467			2,240
Net shareholders' Equity	12,239			11,153

Total average liabilities shareholders' equity	$309,406			$221,840

Net interest spread			4.29%			5.15%
.	.
Net interest income		$3,137			$2,617

Net yield on interest earnings assets			4.30%			5.11%

Interest income for the three months ended June 30, 2001 increased to $6.4 million, compared to $4.8 million for the three months ended June 30, 2000.  This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets.  Average interest earning assets increased to $292.9 million for the three months ended June 30, 2001 compared to $206.1 million for the three months ended June 30, 2000.  The yield on interest earning assets decreased to 8.78% for the three months ended June 30, 2001 compared to 9.41% for the three months ended June 30, 2000.  The largest single component of interest earning assets was loans receivable, which had an average balance of $265.2 million with a yield of 9.19% for the three months ended June 30, 2001 compared to $181.6 million with a yield of 9.88% for the three months ended June 30, 2000.  The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan, including the retention of a portion of SBA 7a loans.  The decline in the yield on average assets was primarily due to the 2.75% decline in interest rates that has occurred during the first six months of 2001.  Since a significant portion of the loans are tied to prime, these assets reprice immediately with changes in interest rates, or in the case of SBA 7a loans, on the first day of the quarter following a change in interest rates.  Further decline in the yields on loans is expected to occur beginning in the third quarter of 2001, as the SBA 7a loans will not adjust for the 1.25% decline in interest rates during the second quarter of 2001 until July 1, 2001.

Interest expense for the three months ended June 30, 2001 increased to $3.3 million compared to $2.2 million for the three months ended June 30, 2000.  This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities.  Average interest-bearing liabilities increased to $292.7 million for the three months ended June 30, 2001 compared to $208.4 million for the three months ended June 30, 2000.  Average time deposits increased to $176.0 million with a cost of 5.79% for the three months ended June 30, 2001 compared to $108.0 million with a cost of 5.91% for the three months ended June 30, 2000.  Beginning on January 1, 2000, the Company changed its policy regarding the sale of SBA 7a loans from one of selling the guaranteed and unguaranteed portions to retaining a major portion of the guaranteed and unguaranteed portions.  The resulting increase in total loans is being funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits.  Although the wholesale deposits have a higher interest rate, there is limited operating costs associated with acquiring and managing these liabilities.

Other average borrowings increased to $13.8 million with a cost of 9.51% for the three months ended June 30, 2001, compared to $11.1 million with a cost of 11.17% for the three months ended June 30, 2000.  In March, 2000, the Company's subsidiary, Community (CA) Capital Trust I, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share.  The Company used the proceeds to pay off $3.2 million in borrowed funds, and invest an additional $5.8 million in the Bank. In March of 2001, the Company entered into a secured line of credit with the Federal Home Loan Bank (“FHLB”), which had an average outstanding balance of $3.8 million for the three months ended June 30, 2001.  In June of 2001, the Company obtained a $2.0 million line of credit from a correspondent bank.  During the quarter ended June 30, 2001 the Company advanced $1.0 million on this line, which was used to increase capital at its Bank subsidiary.

Net interest income before provision for estimated loan losses

Net interest income before provision for estimated loan losses for the six months ended June 30, 2001 was $6.3 million, compared to $4.9 million for the six months ended June 30, 2000.  This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin.  Average interest earning assets were $284.4 million for the six months ended June 30, 2001 with a net interest margin of 4.49% compared to $190.7 million with a net interest margin of 5.11% for the six months ended June 30, 2000.  The decline in the net interest margin was primarily due to the falling interest rate environment, combined with the increased use of certificates of deposits, as well as other borrowed funds, in order to support its expanding loan portfolio.

Net interest income before provision for estimated loan losses for the three months ended June 30, 2001 was $3.1 million, compared to $2.6 million for the three months ended June 30, 2000.  This increase was primarily due to the increase in average interest earning assets and was partially offset by a decrease in the net interest margin.  Average interest earning assets were $292.9 million for the three months ended June 30, 2001 with a net interest margin of 4.30% compared to $206.1 million with a net interest margin of 5.11% for the three months ended June 30, 2000.  The decline in the net interest margin was primarily due to the falling interest rate environment, combined with the increased use of certificates of deposits as well as other borrowed funds in order to support its expanding loan portfolio.

Provision for Loan Losses

Net charge offs totaled $90,000 for the six months ended June 30, 2001 compared to $27,000 during the six months ended June 30, 2000.  The provision for loan losses totaled $94,000 for the six months ended June 30, 2001 compared to $337,000 for the six months ended June 30, 2000.  As a result of the increase in total loans outstanding, management increased the allowance for loan losses to $2.2 million as of June 30, 2001 compared to $1.6 million as of June 30, 2000.  As of June 30, 2001, the allowance was 0.84% of total gross loans compared to 0.83% as of June 30, 2000.  When excluding the guaranteed portions of loans and loans held for sale, the allowance was 1.12% and 1.00% respectively as a percentage of total gross loans as of June 30, 2001 and June 30, 2000.  The allowance for loan losses as a percentage of nonaccrual loans was 95% as of June 30, 2001 compared to 93% as of June 30, 2000.  When excluding the guaranteed portion of nonaccrual loans, the allowance for loan losses as a percentage of nonaccrual loans was 370% as of June 30, 2001 compared to 293% as of June 30, 2000.

For the three months ended June 30, 2001, net charge offs totaled $87,000 compared to $68,000 for the three months ended June 30, 2000.  Provisions for loan losses totaled $75,000 for the three months ended June 30, 2001 compared to $177,000 for the three months ended June 30, 2000.

Nonaccrual loans as of June 30, 2001 were $2.4 million, of which $1.8 million is guaranteed by the SBA, compared to $57,000, with $20,000 guaranteed by the SBA as of December 31, 2000 and $1.8 million, with $1.2 million guaranteed by the SBA as of June 30, 2000.

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions for loan losses based upon judgments which differ from those of management.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised primarily of gains on sale of loans, loan servicing fees, service charges on deposits (customer service charges), and other fee income.  Other operating income was $1.3 million for the six months ended June 30, 2001 compared to $1.1 million for the six months ended June 30, 2000.  Other operating income was negatively impacted by a $202,000 impairment allowance provided for the servicing asset.  The increase was mainly due to an increase in the gain on sale of loans, which totaled $351,000 for the six month period ended June 30, 2001 compared to $93,000 for the six month period ended June 30, 2000.  The increase in gain on sale of loans was due to the sale of $2.7 million in unguaranteed portions of SBA 7a loans, as well as an increase in the origination and sale of mortgage loans. The Company sold $16.5 million in mortgage loans and $10.4 million in SBA 504 and the unguaranteed portion of 7a loans during the six months ended June 30, 2001 compared to $6.4 million in mortgage loans and $2.6 million in SBA 504 and the unguaranteed portion 7a loans during the six month period ended June 30, 2000.

Other operating income was $698,000 for the three months ended June 30, 2001 compared to $477,000 for the three months ended June 30, 2000.  This represents an increase of $221,000, or 46.33%, when comparing the three month period ended June 30, 2001 to the three month period ended June 30, 2000.  The increase was mainly due to an increase in the gain on sale of loans, which totaled $281,000 for the three month period ended June 30, 2001 compared to $46,000 for the three month period ended June 30, 2000.  The Company sold $11.3 million in mortgage loans and $7.7 million in SBA 504 and unguaranteed portions of SBA 7a loans during the three months ended June 30, 2001 compared to $3.2 million in mortgage loans and $1.6 million in SBA 504 loans during the three month period ended June 30, 2000.

Prior to January 1, 2000, a major portion of other operating income was generated through the sale of loans consisting of SBA loans and mortgage loans.  Beginning on January 1, 2000, the Company began its SBA 7a retention program in order to increase interest income and decrease reliance on gain on sale of loans.  The Company recently announced that it is entering the next phase of this retention program, whereby a portion of the SBA 7a guaranteed and unguaranteed loans will be sold in the future to maintain the SBA loans to under 40% of total loans in order to maintain a diversified balance sheet.  During the six months ended June 30, 2001, the Company originated $27.0 million in SBA government guaranteed loans compared to $28.1 million during the six months ended June 30, 2000.  The Company originated $18.4 million in mortgage loans during the six months ended June 30, 2001 compared to $7.2 million for the six months ended June 30, 2000.  The Company sold approximately $10.4 million in SBA 504 and unguaranteed 7a loans and $16.5 million in mortgage loans during the six month period ended June 30, 2001, compared to sales of $2.6 million in SBA loans and $6.4 million in mortgage loans sold during the six month period ended June 30, 2000.  The sales for the six month period ended June 30, 2001 resulted in a gain of $351,000, compared to $93,000 for the six month period ended June 30, 2000.  The Company recently announced a new phase in its SBA guaranteed loan retention program, in which it intends to sell a portion of the guaranteed and unguaranteed SBA 7a loans generated in order to diversify its lending portfolio and maintain SBA loans under 40% of total loans outstanding.

During the three months ended June 30, 2001, the Company originated $8.8 million in SBA government guaranteed loans compared to $17.8 million during the three months ended June 30, 2000.  The Company originated $9.9 million in mortgage loans during the three months ended June 30, 2001 compared to $3.6 million for the three months ended June 30, 2000.  The Company sold approximately $7.7 million in SBA 504 and unguaranteed 7a loans and $11.3 million in mortgage loans during the three month period ended June 30, 2001, compared to sales of $1.6 million in SBA loans and $3.3 million in mortgage loans sold during the three month period ended June 30, 2000.  The sales for the three month period ended June 30, 2001 resulted in a gain of $281,000, compared to $46,000 for the three month period ended June 30, 2000.

Servicing fees, net, totaled $203,000 for the six months ended June 30, 2001 compared to $323,000 for the six months ended June 30, 2000.  For the quarter ended June 30, 2001, servicing fees totaled $93,000 compared to $163,000 for the quarter ended June 30, 2000.  The decrease in loan servicing fees, net, is due to the decrease in SBA loans serviced for others.  As of January 1, 2000, the Company implemented its SBA retention program, whereby the Company retained a major portion of its SBA 7a loans in order to increase its portfolio.  The servicing portfolio, which generates loan servicing fees, has declined as the loans have paid off.  The Company recently announced that it is entering the next phase of this program, whereby it intends to sell a portion of its SBA 7a loans in order to diversify its lending portfolio, and keep SBA loans under 40% of total loans.  Accordingly, the servicing portfolio should increase as the loans are being sold.  Loans serviced for others totaled $92.0 million as of January 1, 2000, compared to $72.1 million as of June 30, 2001, resulting in the decrease in loan servicing income for the six month and three month periods ending June 30, 2001 when compared to the same periods in 2000.

Customer service charges totaled $227,000 for the six months ended June 30, 2001 compared to $198,000 for the six months ended June 30, 2000.  For the three months ended June 30, 2001, customer service charges totaled $113,000 compared to $101,000 for the three months ended June 30, 2000.

Other fee income totaled approximately $474,000 for the six months ended June 30, 2001, compared to $473,000 for the six months ended June 30, 2000.  For the three months ended June 30, 2001 and 2000 other fee income totaled $211,000 and $167,000 respectively.  Other fee income was for the six months and three months ended June 30, 2001 was negatively impacted by the $202,000 impairment allowance for the Company’s servicing asset.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business.  Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director, officer and employee expenses, office, ESOP loan and other expenses are the major categories of other operating expenses.  Other operating expenses increased to $6.6 million for the six months ended June 30, 2001 compared to $5.2 million for the six months ended June 30, 2000.  For the three months ended June 30, 2001 other operating expenses totaled $3.3 million compared to $2.6 million for the three months ended June 30, 2000.

The Company’s efficiency ratio, which is the ratio of recurring operating expenses to net interest income before provision for loan losses plus non-interest income, decreased (improved) to 86.58% for the six months ended June 30, 2001 compared to 87.45% for the six months ended June 30, 2000.  The decrease in efficiency ratio was due to the increase in other operating income, and was partially offset by the increase in operating expenses.  The most significant operating expense is salary and benefit expenses, which increased to $3.7 million for the six months ended June 30, 2001 compared to $2.6 million for the six months ended June 30, 2000.  The increase in salaries and benefit expenses was due to the expansion of the Company’s operations, including increased commissions for mortgage loan production, the addition of a new branch in Escondido, California, which opened in April 2001, and the addition of SBA loan production offices in Los Angeles during the latter half of 2000.

The following table compares each of the components of other operating expenses for the six months ended June 30, 2001 and 2000, respectively:

	For the six months ended June 30,			For the three months ended June 30,

	2001	2000	Change $	2001	2000	Change $
Other operating expenses:
Salaries and employee benefits	$3,662	$2,628	$1,034	$1,832	$1,259	$573
Occupancy	452	399	53	236	202	34
Telephone	151	131	20	73	63	10
Premises and equipment	331	285	46	169	140	29
Marketing and promotions	166	152	14	82	83	(1)
Data processing	472	410	62	240	196	44
Professional services	392	352	40	194	160	34
Director, offcr and employee expense	271	239	32	147	129	18
Office expenses	242	154	88	98	73	25
ESOP loan expense	102	102	-	51	51	-
Other expenses	328	340	(12)	201	228	(27)

Total other operating expenses	$6,569	$5,192	$1,377	$3,323	$2,584	$739

Provision for Income Taxes

The effective income tax rate was 41.5% for the six months ended June 30, 2001 compared to 40.9% for the six months ended June 30, 2000.  Provisions for income taxes totaled $383,000 and $167,000 for the six months ended June 30, 2001 and 2000, respectively.

For the three months ended June 30, 2001 and 2000, the effective income tax rate was 45.2% and 40.8%, respectively.  Provisions for income taxes totaled $198,000 and $136,000 for the three months ended June 30, 2001 and 2000, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets
June 30, 2001 compared to December 31, 2000 and June 30, 2000

Total assets of the Company increased to $325.7 million as of June 30, 2001 compared to $280.5 million as of December 31, 2000 and $233.4 million as of June 30, 2000.  This increase was due to the growth in net loans to $262.3 million as of June 30, 2001, compared to $245.2 million as of December 31, 2000, and were $195.7 million as of June 30, 2000.

Deposits grew to $290.7 million as of June 30, 2001 compared to $252.7 million as of December 31, 2000 and were $208.6 million as of June 30, 2000.  Cash and cash equivalents increased to $47.8 million as of June 30, 2001 compared to $17.8 million as of December 31, 2000 and were $20.5 million as of June 30, 2000.  The increase in cash and cash equivalents was due to the increase in deposits and other borrowings, partially offset by the increase in total loans.

Shareholders’ equity was $12.9 million as of June 30, 2001 compared to $12.2 million as of December 31, 2000, and was $11.3 million as of June 30, 2000.  Please refer to the capital section of this discussion for further information.

Investments

The Company’s investment portfolio consists primarily of certificates of deposit with other financial institutions, agency securities and overnight investments in the Federal Funds market.  As of June 30, 2001, certificates of deposit with other financial institutions totaled $497,000, compared to $790,000 as of December 31, 2000 and $1.3 million as of June 30, 2000.  At each of the periods approximately $500,000 was pledged as collateral for the Employee Stock Ownership Plan (“ESOP”) loan from another California bank, which was funding the Company’s ESOP.  US Government and other securities totaled $5.1 million as of June 30, 2001 compared to $6.8 million as of December 31, 2000, and were $6.7 million at June 30, 2000.  These securities are held as collateral for public funds and treasury, tax and loan deposits.  Average Federal Funds sold for the six months ended June 30, 2001 was $16.9 million compared to $12.1 million for the six months ended June 30, 2000.

Loans

Loan balances, net of the allowance for loan losses, increased to $262.3 million as of June 30, 2001, compared to $245.2 million as of December 31, 2000 and $195.7 million as of June 30, 2000.  A healthy loan demand resulted in a 13.6% annualized growth rate in total gross loans for the six months ended June 30, 2001, led by a 28.7% annualized increase in real estate commercial and multi-family loans.  This rapid increase is due to the retention of the SBA 7a loans, as part of the Company’s change in strategy, which became effective January 1, 2000.  The Company recently announced that it is entering the next phase of the SBA 7a retention program, whereby a portion of the future production of SBA 7a loans will be sold in order to maintain the SBA loan portfolio at under 40% of total loans.  The servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Company was $72.1 million as of June 30, 2001 compared to$77.6 million as of December 31, 2000 and was $87.8 million as of June 30, 2000.  The future sales of SBA 7a loans will result in increases in the servicing portfolio.

Loan Origination and Sale.  The following table sets forth the Company’s loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the six months		At or for the three months
	ended June 30,		ended June 30,

	2001	2000	2001	2000

	(dollars in thousands)
Beginning balance	$245,199	$144,194	$264,866	$169,228
Loans originated:
Commercial loans	6,357	9,686	4,320	6,429
Real estate:
Construction loans	34,265	39,280	15,808	26,176
One-to four-family	23,871	22,041	13,058	8,972
Commercial	37,586	41,132	14,758	23,625
Consumer	2,629	4,294	1,404	2,136

Total loans originated	104,708	116,433	49,348	67,338
Loans sold
Real estate:
Construction loans	1,783	-	1,783	-
One- To Four-Family	16,500	6,372	11,257	3,263
Commercial	10,405	2,601	7,674	1,562

Total loans sold	28,688	8,973	20,714	4,825
Less:
Principal repayments	58,341	56,195	30,936	36,014
Other net charges (1)	538	(263)	224	5

Total loans	$262,340	$195,722	$262,340	$195,722

(1)	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Nonperforming assets.  Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”).  Nonperforming loans are those loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or placed on nonaccrual status.

             The following table sets forth the Company’s non-performing assets at the dates indicated:

	June 30,	December 31,	June 30,
	2001	2000	2000

	(dollars in thousands)

Non-accrual loans	$2,356	$57	$1,765
Troubled debt restructurings	-	-	-
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	-	-	-

Total non-performing loans	2,356	57	1,765
Other real estate owned	-	-	-

Total non-performing assets	$2,356	$57	$1,765

SUPPLEMENTAL DATA
Total Assets	$325,697	$280,458	$233,392
Total gross loans	$264,122	$247,339	$197,359
Total loans held for investment	$247,985	$234,306	$187,749
Government guaranteed portion of total loans	$48,181	$35,058	$24,495
Non-performing loans, net of government guarantees	$602	$37	$559
Allowance for loan losses	$2,230	$2,226	$1,637
Allowance for loan losses to total loans	0.84%	0.90%	0.83%
Allowance for loan losses to total loans held for investment, net of government guarantees	1.12%	1.12%	1.00%
Allowance for loan losses to non-accrual loans	95%	3905%	93%
Allowance for loan losses to non-performing loans	95%	3905%	93%
Allowance for loan losses to non-performing loans, net of government guarantees	370%	6016%	293%
Allowance for loan losses to non-performing assets	95%	3905%	93%
Total non-performing assets to total assets	0.72%	0.02%	0.76%
Total non-performing loans, net of government guarantees to total assets	0.18%	0.01%	0.24%
Total non-performing loans to total loans	0.89%	0.02%	0.89%
Total non-performing loans, net of government guarantees, to total loans	0.23%	0.01%	0.28%

Nonaccrual Loans.  Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible.  The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  As of June 30, 2001, December 31, 2000 and June 30, 2000 all impaired or nonaccrual loans were collateral-dependent.  The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal.  The Company had fifteen loans on nonaccrual status as of June 30, 2001, totaling $2.4 million.  Of this total $1.8 million is guaranteed by the SBA.  As of December 31, 2000, the Company had eight loans on nonaccrual status, totaling $1.8 million, with $1.4 million guaranteed by the SBA. The Company had seven loans on nonaccrual status as of June 30, 2000, totaling $1.8 million.  Of this total $1.2 million was guaranteed by the SBA.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in its loan portfolio and the general economy.  The allowance is increased by provisions charged against earnings and reduced by net loan chargeoffs.  Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible.   Recoveries are generally recorded only when cash payments are received.

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, nonaccrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to make additional provisions for loan losses based upon judgments which differ from those of management.

The following table sets forth information regarding the Company’s allowance for loan losses at the dates and for the periods indicated:

	At or for the six months
	ended June 30,

	2001	2000

	(dollars in thousands)

Balance at beginning of period	$2,226	$1,327
Chargeoffs:
Real estate loans:
One- to four- family	-	-
Commercial	96	58
Consumer	1	19

Total chargeoffs	97	77

Recoveries:
Real estate loans:
One- to four-family	-	-
Commercial	6	49
Consumer	1	1

Total recoveries	7	50

Net chargeoffs	90	27
Provision for loan losses	94	337

Balance at end of period	$2,230	$1,637

Net charge offs to average loans	0.07%	0.03%

The balance in the allowance for loan losses was $2.2 million as of June 30, 2001 and December 31, 2000, and was $1.6 million as of June 30, 2000.  As a percentage of total loans the allowance was 0.84% as of June 30, 2001 compared to 0.90% as of December 31, 2000 and was 0.83% as of June 30, 2000.  As a percentage of total loans held for investment, net of the government guarantees, the allowance was 1.12% as of June 30, 2001, compared to 1.12% as of December 31, 2000 and was 1.00% as of June 30, 2000.  Management believes the allowance at June 30, 2001 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

Other Real Estate Owned. There was no other real estate owned at June 30, 2001 and December 31, 2000.

Capital

The Company’s capital was approximately $12.9 million as of June 30, 2001 compared to $12.2 million as of December 31, 2000 and was $11.3 million as of June 30, 2000.  In 1997 the Company adopted an Employee Stock Ownership Plan ("ESOP") which was funded with a $1.2 million line of credit.  As of June 30, 2001 the indebtedness of the ESOP in the amount of $694,000 million is shown as a deduction from shareholders’ equity.  In future years capital will be increased as the unearned ESOP contributions are made by the Company.  During the three month period ended June 30, 2001, the Company repaid principal totaling $51,000.  The Company anticipates advancing an additional $147,000 during the third quarter of 2001, and is planning to contribute approximately $204,000 annually to this program until the loan is repaid.

As part of the Company’s strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. A 5% stock dividend was declared on October 17, 2000 to be paid on November 30, 2000 to shareholders of record as of November 15, 2000.

The Company’s strategic plan addresses the future capital needs of the Company.  During March, 2000, the Company's wholly owned subsidiary, Community (CA) Capital Trust I (the "Trust"), a Delaware business trust, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share.  The securities have semi-annual interest payments, with principal due at maturity in 2030.  The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company.  The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. The $10 million is shown as other borrowings on the books of the Company.

In June of 2001, the Company obtained a $2.0 million line of credit from a correspondent bank.  At the end of June, $1.0 million was advanced on this line, and all of the proceeds from this advance were invested in the Bank subsidiary as additional paid in capital.

Management considers capital requirements as part of its strategic planning process.  The strategic plan calls for continuing increases in assets and liabilities, subject to market conditions and competition, and the capital required will therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as performance of the Company.  Management regularly evaluates sources of capital and the timing required to meet its strategic objectives. As part of its strategic planning process, the Company completed a private placement of $3.1 million in common stock at the end of July 2001.  See, “ITEM 2 – CHANGE IN SECURITIES AND USE OF PROCEEDS.”

At June 30, 2001 and December 31, 2000, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.   As of June 30, 2001, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 11.29% compared to 10.75% as of December 31, 2000.  The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 10.33% as of June 30, 2001 compared to 9.76% as of December 31, 2000.  The Bank’s regulatory Tier 1 Capital to average assets ratio was 7.77% as of June 30, 2001 compared to 8.53% as of December 31, 2000.

As of June 30, 2001, the Company’s regulatory Total capital to risk-weighted assets ratio was 10.77% compared to 10.68% as of December 31, 2000.  The Company’s regulatory Tier 1 Capital to risk-weighted assets ratio was 7.37% as of June 30, 2001, compared to 7.12% as of December 31, 2000.  The Company’s regulatory Tier 1 Capital to average assets ratio was 5.55% as of June 30, 2001, compared to 5.88% as of December 31, 2000.

Liquidity

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner.  Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements.  Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans.   As of June 30, 2001 liquid assets as a percentage of deposits were 13.34% compared to 8.4% as of December 31, 2000.

Part II OTHER INFORMATION

Item 1  Legal Proceedings

None to report

Item 2  Changes in Securities

On July 27, 2001, the Company completed the private placement of 473,504 shares of common stock at an average price of $6.63 per share to certain “accredited investors” including certain directors and an officer of the Company and the Bank and their related interests.  An investment banking firm retained by the Company issued a fairness opinion in connection with the transaction.

Of the $3,137,498 in gross proceeds from the sale of the stock, the Company used $1.0 million of the proceeds to repay debt and $2.0 million of the proceeds were invested as equity capital in the Bank.  The remaining net proceeds were retained by the Company as working capital.

The sale of the common stock is exempt from the registration provisions of the Securities Act of 1933 by virtues of Section 4(2) of such Act and Regulation D promulgated pursuant thereto inasmuch as the sale was limited to 14 investors of which all were “accredited investors” within the meaning of Regulation D.  No underwriter or placement agent was used in the transaction.

Item 3  Defaults upon senior securities

None to report

Item 4  Submission of matters to security holders

On May 30, 2001 the Company had its annual Shareholders Meeting.  At the meeting the shareholders elected the following directors:

Directors	Votes For	Votes Withheld	Shares Not Voted

Mark N. Baker	2,315,750	2,729	351,927
Gary W. Deems	2,315,750	2,729	351,927
G. Bruce Dunn	2,315,750	2,729	351,927
Granger Haugh	2,315,225	3,254	351,927
Robert H. S. Kirkpatrick	2,308,683	9,796	351,927
E. Steve LeFevre	2,314,995	3,484	351,927
Philip D. Oberhansley	2,290,709	27,770	351,927
Corey A. Seale	2,311,585	6,894	351,927
Thomas E. Swanson	2,315,094	3,385	351,927
Gary M. Youmans	2,289,623	28,856	351,927

No other matters were submitted to the security holders.

Item 5  Other information

None to report

Item 6  Exhibits and Reports from 8-K

None to report

(SIGNATURES)

             Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc.

(Registrant)

Date	August 14, 2001	/s/ Thomas E. Swanson

Thomas E. Swanson
President and Chief Executive Officer

Date	August 14, 2001	/s/ L. Bruce Mills, Jr.

L. Bruce Mills, Jr.
Sr. Vice President, Chief Financial Officer