Form 10QSB
period 2001-09-30
COMMUNITY BANCORP INC
filed 2001-11-13
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______________.

Commission File No. 000 - 26505

COMMUNITY BANCORP INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0859334
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
130 West Fallbrook Street, Fallbrook, CA	92028
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:     (760) 723-8811

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Number of shares of common stock outstanding as of September 30, 2001: 3,154,054

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART 1: FINANCIAL INFORMATION

Item 1: FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)	September 30,	December 31,
(unaudited)	2001	2000
ASSETS

Cash and cash equivalents	$49,504	$17,830
Interest bearing deposits in financial institutions	497	790
Federal Reserve Bank & FHLB stock	782	425
Investment securities held-to-maturity, at amortized cost	5,073	6,819
Interest-only strip, at fair value	374	509
Loans held for investment	245,294	234,306
Less allowance for loan losses	(2,833)	(2,226)
Net loans held for investment	242,461	232,080
Loans held for sale	38,266	13,119
Premises and equipment, net	2,338	2,313
Accrued interest and other assets	3,944	4,364
Deferred tax asset	672	672
Servicing asset, net	1,274	1,537
Total Assets	$345,185	$280,458

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Interest bearing	$272,489	$219,371
Non-interest bearing	38,564	33,326
Total deposits	311,053	252,697
Other borrowings	13,812	10,916
Accrued expenses and other liabilities	4,146	4,609
Total liabilities	329,011	268,222

Shareholders' equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding, 3,154,054 at September 30, 2001 and 2,670,406 at December 31, 2000	1,971	1,669
Additional paid-in capital	8,310	5,551
Unearned ESOP contribution	(694)	(797)
Retained earnings	6,587	5,813
Total shareholders' equity	16,174	12,236

Total Liabilities and Shareholders' Equity	$345,185	$280,458

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME	For the nine months		For the three months
(dollars in thousands, except for per share amounts)	ended September 30,		ended September 30,
(unaudited)	2001	2000	2001	2000

Interest income:
Interest and fees on loans	$18,013	$13,687	$5,679	$5,501
Interest on cash equivalents	750	542	350	197
Interest on interest bearing deposits in financial institutions	24	37	6	13
Interest on investment securities	332	303	100	100
Total interest income	19,119	14,569	6,135	5,811

Interest expense on deposits	8,786	5,847	2,766	2,360
Interest expense on other borrowed money	955	736	323	312
Total interest expense	9,741	6,583	3,089	2,672

Net interest income before provision for loan losses	9,378	7,986	3,046	3,139
Provision for loan losses	764	537	670	200
Net interest income after provision for loan losses	8,614	7,449	2,376	2,939

Other operating income:
Net gain on sale of loans	597	127	246	34
Loan servicing fees, net	287	486	84	163
Customer service charges	361	285	134	87
Other fee income	663	739	189	266
Total other operating income	1,908	1,637	653	550

Other operating expenses:
Salaries and employee benefits	4,987	4,187	1,325	1,559
Occupancy	679	623	227	224
Telephone	220	206	69	75
Premises and equipment	497	422	166	137
Marketing and promotions	249	239	83	87
Data processing	715	617	243	207
Professional services	554	522	162	170
Director, officer and employee expenses	368	369	97	130
Office expenses	323	240	81	86
ESOP compensation expense	153	154	51	52
Other non-recurring expense	-	69	-	69
Other expenses	454	474	126	137
Total other operating expenses	9,199	8,122	2,630	2,933

Income before income taxes	1,323	964	399	556
Income taxes	549	397	166	230
Net Income	$774	$567	$233	$326
Comprehensive Income	$774	$567	$233	$326
Basic earnings per share	$0.29	$0.22	$0.08	$0.14
Diluted earnings per share	$0.28	$0.22	$0.08	$0.13

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	For the nine months
(unaudited)	ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$774	$567
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	454	413
ESOP compensation	153	154
Provision for loan losses	764	537
Net gain on sale of loans	(597)	(127)
Loans originated for sale	(44,530)	(23,498)
(Gain)/Loss on interest-only strips	81	(2)
Amortization of interest-only strips	54	59
Capitalization of servicing asset	(96)	-
Amortization of servicing asset	170	199
Writedown of servicing asset	189	31
Proceeds from sale of loans	44,771	12,915
Decrease (increase) in accrued interest and other assets	420	(879)
Increase (decrease) in accrued expenses and other liabilities	(463)	1,056
Net cash provided by (used in) operating activities	2,144	(8,575)

Cash flows from investing activities:
Net increase in loans	(35,952)	(69,556)
Net maturities of interest bearing time deposits	293	16
Maturities of securities held-to-maturity	1,754	500
Purchase of securities held-to-maturity	(357)	(6)
Net additions to premises and equipment	(472)	(305)
Net cash used in investing activities	(34,734)	(69,351)

Cash flows from financing activities:
Net increase in deposits:
Interest bearing	53,118	77,933
Non-interest bearing	5,238	5,149
Purchase of treasury stock	-	(5)
Exercise of stock options	35	25
Stock offering (net of expenses)	3,026	-
Repayment of other borrowings	(4,153)	(3,329)
Proceeds from other borrowings	7,000	9,700
Net cash provided by financing activities	64,264	89,473
Net increase in cash and cash equivalents	31,674	11,547
Cash and cash equivalents at beginning of period	17,830	15,376
Cash and cash equivalents at end of period	$49,504	$26,923

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

(unaudited)

Note 1 Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The interim financial statements include Community Bancorp Inc. and its wholly owned subsidiaries Community National Bank (formerly Fallbrook National Bank) (the "Bank") and Community (CA) Capital Trust I (the "Trust"), (collectively, the "Company") as consolidated with the elimination of all intercompany transactions.  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations.   Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10KSB.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim nine month period ended September 30, 2001, have been included.  Certain reclassifications may have been made to prior year amounts to conform to the 2001 presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

On October 10, 2000, Fallbrook National Bank, subsidiary of Community Bancorp Inc., officially changed its name to Community National Bank.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of September 30, 2001 and December 31, 2000 is as follows:

	September 30,	December 31,
	2001	2000
	(dollars in thousands)
Construction loans	$49,031	$51,700
Real estate one- to four-family	28,791	25,407
Real estate commercial and multi-family	157,333	120,118
Consumer home equity lines of credit	2,734	2,912
Consumer other	10,803	11,417
Aircraft	25,015	24,761
Commercial	9,561	11,024
Total gross loans	283,268	247,339
Deferred loan fees	799	767
Discounts on unguaranteed portion of loans retained	(507)	(681)
Allowance for loan losses	(2,833)	(2,226)
Net loans	$280,727	$245,199

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

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired.  A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value.  As of September 30, 2001, an impairment allowance of $189,000 had been provided for, representing the difference between the Company’s amortized carrying value for the servicing assets and the fair value.

Note 4 Contingencies:

Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions which arise out of the normal course of its business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 5 Earnings per share:

The following tables are a reconciliation of the numerators and denominators of the average basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the nine months ended September 30,
	2001			2000
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$774			$567
Basic EPS Earnings available to common shareholders	$774	2,643,422	$0.29	$567	2,527,364	$0.22
Effect of Dilutive Securities Options	-	80,536	-	-	40,647	-
Diluted EPS Earnings available to common Shareholders plus assumed Conversions	$774	2,723,958	$0.28	$567	2,568,011	$0.22

	For the three months ended September 30,
	2001			2000
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net Earnings	$233			$326
Basic EPS Earnings available to common shareholders	$233	2,857,878	$0.08	$326	2,382,710	$0.14
Effect of Dilutive Securities Options	-	68,774	-	-	50,698	-
Diluted EPS Earnings available to common shareholders plus assumed conversions	$233	2,926,652	$0.08	$326	2,433,408	$0.13

Note 6 Segment Information:

The following disclosure about segments of the Company is made in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Company segregates its operations into two primary segments: Banking Division and SBA Lending Division.  The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each.

	For the nine months ended September 30,
	2001			2000
	Banking	Small Business	Total	Banking	Small Business	Total
	Division	Administration	Company	Division	Administration	Company
		Lending			Lending
		Division			Division
		("SBA")			("SBA")
	(dollars in thousands)
Interest income	$12,970	$6,149	$19,119	$10,795	$3,774	$14,569
Interest expense	6,339	3,402	9,741	3,869	2,714	6,583
Net interest income before provision	6,631	2,747	9,378	6,926	1,060	7,986
Provision for loan losses	559	205	764	530	7	537
Other income	941	967	1,908	849	788	1,637
Other expenses	6,871	2,328	9,199	5,968	2,154	8,122
Income before income taxes	142	1,181	1,323	1,277	(313)	964
Income taxes	61	488	549	526	(129)	397
Net income	$81	$693	$774	$751	$(184)	$567
Assets employed at quarter end	$250,741	$94,444	$345,185	$196,775	$70,547	$267,322

	For the three months ended September 30,
	2001			2000
	Banking	Small Business	Total	Banking	Small Business	Total
	Division	Administration	Company	Division	Administration	Company
		Lending			Lending
		Division			Division
		("SBA")			("SBA")
	(dollars in thousands)
Interest income	$4,188	$1,947	$6,135	$4,120	$1,691	$5,811
Interest expense	2,092	997	3,089	1,492	1,183	2,672
Net interest income before provision	2,096	950	3,046	2,631	508	3,139
Provision for loan losses	470	200	670	262	(62)	200
Other income	211	442	653	299	251	550
Other expenses	1,891	739	2,630	2,250	680	2,933
Income (loss) before income taxes	(54)	453	399	415	141	556
Income taxes	(21)	187	166	171	59	230
Net income	$(33)	$266	$233	$244	$82	$326
Assets employed at quarter end	$250,741	$94,444	$345,185	$196,775	$70,547	$267,322

Note 7 Recent Accounting Developments:

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

In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration.  SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.  The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.  The adoption of SFAS No. 140 did not have a material effect on the Company's financial position, results of operations or cash flows.

SFAS No. 141, “Business Combinations” (“SFAS No. 141”), requires that all business combinations be accounted for by a single method – the purchase method.  The provisions of this SFAS No. 141 apply to all business combinations initiated after June 30, 2001.  SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.  The adoption of the provisions of SFAS No. 141 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

In July 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 142 requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis.  Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”).  SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001.  The Company has determined that this statement will not have a material impact on the Company's financial condition, results of operations or cash flows.

In July 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”).  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made.  The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset.  SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002.  The Company has determined that this statement will not have a material impact on the Company's financial condition, results of operations or cash flows.

In October 2001, the FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”), that replaces SFAS No. 121.  SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company has determined that this statement will not have a material impact on the Company's financial condition, results of operations or cash flows.

Note 8 Private Placement:

On July 27, 2001, the Company completed the private placement of 473,504 shares of common stock at an average price of $6.63 per share to certain “accredited investors” including certain directors and an officer of the Company and the Bank and their related interests.  Gross proceeds were $3,137,498.

The sale of the common stock is exempt from the registration provisions of the Securities Act of 1933 by virtues of Section 4(2) of such Act and Regulation D promulgated pursuant thereto inasmuch as the sale was limited to 14 investors of which all were “accredited investors” within the meaning of Regulation D.  No underwriter or placement agent was used in the transaction.

Note 9 Subsequent Events:

The Company has ceased making contributions under the ESOP effective September 30, 2001.  The remaining unallocated shares will be sold in order to reduce the debt outstanding, and the ESOP plan will be terminated.  The sale of the remaining shares will take place over the next two quarters.

A 5% stock dividend was declared on October 17, 2000 and was paid on November 30, 2000 to shareholders of record as of November 15, 2000.  An additional 5% stock dividend was declared on October 24, 2001 to be paid on November 30, 2001 to shareholders of record as of November 15, 2001.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced the financial performance of the Company for the nine and three months ended September 30, 2001.  This analysis should be read in conjunction with the Company’s 2000 Annual Report as filed on Form 10KSB and with the unaudited financial statements and notes as set forth in this report.

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

RESULTS OF OPERATIONS

Net Income

Net income increased 37% to $774,000 for the nine months ended September 30, 2001 compared to $567,000 for the nine months ended September 30, 2000.  Basic earnings per share were $0.29 and $0.22 for the nine months ended September 30, 2001 and 2000, respectively.  Diluted earnings per share were $0.28 and $0.22 for the nine months ended September 30, 2001 and 2000, respectively.  Earnings per share for the nine months ended September 30, 2000 were adjusted for the effects of a stock dividend paid in November 2000.  The increase in net income was mainly due to the increase in net interest income and other operating income, partially offset by an increase in other operating expenses, and the impact of a $189,000 impairment allowance provided for the servicing asset.  Interest income increased due to an increase in average interest earning assets, and other operating income increased during the nine months ended September 30, 2001 due to an increase in gain on sale of loans combined with an increase in customer service charges.

Return on average assets for the nine months ended September 30, 2001 was 0.33% compared to 0.34% for the nine months ended September 30, 2000.  The decrease in the return on average assets from 2000 to 2001 was due to the 41.5% growth in average assets, which was part of the Company’s strategic plan, and was partially offset by an increase in net income noted above.  The return on average equity was 7.70% for the nine months ended September 30, 2001 compared to 6.60% for the nine months ended September 30, 2000.

Net income was $233,000 for the three months ended September 30, 2001 compared to $326,000 for the three months ended September 30, 2000.  Basic earnings per share were $0.08 for the three months ended September 30, 2001 compared to $0.14 for the three months ended September 30, 2000.  Diluted earnings per share were $0.08 and $0.13 for the three months ended September 30, 2001 and 2000, respectively.  Earnings per share for the three months ended September 30, 2000 were adjusted for the effects of a stock dividend paid in November 2000.  The decrease in net income was mainly due to an increase in the provision for loan losses, which was $670,000 for the three months ended September 30, 2001, compared to $200,000 for the three months ended September 30, 2000.  Interest income decreased due to a decrease in the net interest margin, partially offset by an increase in average interest earning assets.  Other operating income increased due to an increase in the gain on sale of loans and an increase in customer service charges, partially offset by a decrease in loan servicing fees and other fee income. Operating expenses decreased due to a decrease in salaries and employee benefits.

Return on average assets for the three months ended September 30, 2001 was 0.28% compared to 0.53% for the three months ended September 30, 2000.  The decrease in the return on average assets from 2000 to 2001 was due to the increase in average assets combined with the decrease in net income.  The return on average equity was 5.93% for the three months ended September 30, 2001 compared to 11.38% for the three months ended September 30, 2000. The decrease in the return on average equity from 2000 to 2001 was due to the increase in average equity combined with the decrease in net income.

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

The following information applies to both the three months and the nine months ended September 30, 2000 and the three months and nine months ended September 30, 2001:

BORROWINGS: The Company borrowed $3.2 million in June, 1999, of which $3.0 million was used to increase capital at its Bank subsidiary.  In March, 2000, the Company's subsidiary, Community (CA) Capital Trust I, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share.  The Company used the proceeds to pay off $3.2 million in borrowed funds, and invest an additional $5.8 million in the Bank. In March of 2001, the Company entered into a secured line of credit with the Federal Home Loan Bank (“FHLB”), which had an average outstanding balance of $1.8 million for the three months ended September 30, 2001.  In June of 2001, the Company obtained a $2.0 million line of credit from a correspondent bank.  During the quarter ended June 30, 2001 the Company borrowed $1.0 million on this line, which was used to increase capital at its Bank subsidiary.  The balance of this line was paid with the proceeds from the Capital offering completed in July of 2001.

LOAN AND DEPOSIT GROWTH:  Loan growth beginning in early 2000 was funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits.  Although the wholesale deposits have a higher interest rate, there is limited operating costs associated with acquiring and managing these liabilities.  As of September 30, 2001 wholesale deposits totaled $65.1 million, compared to $10.0 million as of December 31, 1999, and have maturities ranging from three months to one year.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and nonaccrual loans are included as interest earning assets for purposes of this table.

	For the nine months ended September 30,
	2001			2000
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Rate/Yield	Balance	Earned/Paid	Rate/Yield
Average assets
Securities and time deposits at other banks	$7,540	$356	6.31%	$7,898	$340	5.75%
Fed funds sold	24,501	750	4.09%	12,120	542	5.97%
Loans:
Commercial	123,237	8,141	8.83%	80,027	5,608	9.36%
Real Estate	132,042	9,376	9.49%	97,101	7,572	10.42%
Consumer	7,733	496	8.58%	7,406	507	9.14%
Total loans	263,012	18,013	9.16%	184,534	13,687	9.91%
Total earning assets	295,053	19,119	8.66%	204,552	14,569	9.51%
Non earning assets	17,320			16,145
Total average assets	$312,373			$220,697

Average liabilities and shareholders equity
Interest bearing deposits:
Savings and interest bearing accounts	$74,722	1,341	2.40%	$59,002	969	2.19%
Time deposits	174,763	7,445	5.70%	109,164	4,878	5.97%
Total interest bearing deposits	249,485	8,786	4.71%	168,166	5,847	4.64%
Demand deposits	32,410	-		29,788	-
Borrowings:
Trust preferred debt	10,000	834	11.15%	6,971	590	11.31%
Other borrowings	2,722	121	5.94%	1,906	146	10.23%
Total borrowings	12,722	955	10.04%	8,877	736	11.07%
Total interest bearing liabilities	294,617	9,741	4.42%	206,831	6,583	4.25%
Accrued expenses and other liabilities	4,356			2,407
Net shareholders equity	13,400			11,459
Total average liabilities shareholders equity	$312,373			$220,697

Net interest spread			4.24%			5.26%

Net interest income		$9,378			$7,986
Net yield on interest earnings assets			4.25%			5.22%

Interest income for the nine months ended September 30, 2001 increased to $19.1 million, compared to $14.6 million for the nine months ended September 30, 2000.  This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets.  Average interest earning assets increased to $295.1 million for the nine months ended September 30, 2001 compared to $204.6 million for the nine months ended September 30, 2000.  The yield on interest earning assets decreased to 8.66% for the nine months ended September 30, 2001 compared to 9.51% for the nine months ended September 30, 2000.  The largest single component of interest earning assets was loans receivable, which had an average balance of $263.0 million with a yield of 9.16% for the nine months ended September 30, 2001 compared to $184.5 million with a yield of 9.91% for the nine months ended September 30, 2000.  The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan, including the retention of a portion of SBA 7a loans.  The decline in yield on average assets was primarily due to the 3.50% decline in interest rates that has occurred during the first nine months of 2001.

Interest expense for the nine months ended September 30, 2001 increased to $9.7 million compared to $6.6 million for the nine months ended September 30, 2000.  This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities.  Average interest-bearing liabilities increased to $294.6 million for the nine months ended September 30, 2001 compared to $206.8 million for the nine months ended September 30, 2000.  Average time deposits increased to $174.8 million with a cost of 5.70% for the nine months ended September 30, 2001 compared to $109.2 million with a cost of 5.97% for the nine months ended September 30, 2000.  SEE “LOAN AND DEPOSIT GROWTH” AND “BORROWINGS” NOTED ABOVE.

Other average borrowings increased to $12.7 million with a cost of 10.04% for the nine months ended September 30, 2001, compared to $8.9 million with a cost of 11.07% for the nine months ended September 30, 2000. SEE “BORROWINGS” ABOVE.

	For the three months ended September 30,
	2001			2000
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Rate/Yield	Balance	Earned/Paid	Rate/Yield
Average Assets
Securities and time deposits at other banks	$6,893	$106	6.10%	$7,847	$113	5.73%
Fed funds sold	39,696	350	3.50%	12,191	197	6.43%
Loans:
Commercial	127,935	2,489	7.72%	72,293	2,351	12.94%
Real Estate	134,572	3,035	8.95%	131,980	2,962	8.93%
Consumer	7,322	155	8.40%	7,696	188	9.72%
Total loans	269,829	5,679	8.35%	211,969	5,501	10.32%
Total earning assets	316,418	6,135	7.69%	232,007	5,811	9.96%
Non earning assets	18,235			16,139
Total average assets	$334,653			$248,146

Average liabilities and shareholders equity
Interest bearing deposits:
Savings and interest bearing accounts	$82,670	418	2.01%	$59,502	315	2.11%
Time deposits	183,316	2,348	5.08%	131,193	2,045	6.20%
Total interest bearing deposits	265,986	2,766	4.13%	190,695	2,360	4.92%
Demand deposits	35,322	-		31,637	-
Borrowings:
Trust preferred debt	10,000	278	11.03%	10,000	285	11.34%
Other borrowings	3,096	45	5.77%	1,006	27	10.68%
Total borrowings	13,096	323	9.79%	11,006	312	11.28%
Total interest bearing liabilities	314,404	3,089	3.90%	233,338	2,672	4.56%
Accrued expenses and other liabilities	4,534			3,212
Net shareholders Equity	15,715			11,596
Total average liabilities shareholders equity	$334,653			$248,146

Net interest spread			3.79%			5.40%
	.
Net interest income		$3,046			$3,139
Net yield on interest earnings assets			3.82%			5.38%

Interest income for the three months ended September 30, 2001 increased to $6.1 million, compared to $5.8 million for the three months ended September 30, 2000.  This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets.  Average interest earning assets increased to $316.4 million for the three months ended September 30, 2001 compared to $232.0 million for the three months ended September 30, 2000.  The yield on interest earning assets decreased to 7.69% for the three months ended September 30, 2001 compared to 9.96% for the three months ended September 30, 2000.  The largest single component of interest earning assets was loans receivable, which had an average balance of $269.8 million with a yield of 8.35% for the three months ended September 30, 2001 compared to $212.0 million with a yield of 10.32% for the three months ended September 30, 2000.  The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan, including the retention of a portion of SBA 7a loans.  The decline in the yield on average assets was primarily due to the 3.50% decline in interest rates that has occurred during the first nine months of 2001.  Since a significant portion of the loans are tied to prime, these assets reprice immediately with changes in interest rates, or in the case of SBA 7a loans, on the first day of the quarter following a change in interest rates.  Further decline in the yields on loans is expected to occur beginning in the fourth quarter of 2001, as the SBA 7a loans will not adjust for the 0.75% decline in interest rates during the third quarter of 2001 until October 1, 2001.

Interest expense for the three months ended September 30, 2001 increased to $3.1 million compared to $2.7 million for the three months ended September 30, 2000.  This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and partially offset by a decrease in the cost of those liabilities.  Average interest-bearing liabilities increased to $314.4 million for the three months ended September 30, 2001 compared to $233.3 million for the three months ended September 30, 2000.  Average time deposits increased to $183.3 million with a cost of 5.08% for the three months ended September 30, 2001 compared to $131.2 million with a cost of 6.20% for the three months ended September 30, 2000.  SEE “LOAN AND DEPOSIT GROWTH” ABOVE.

Other average borrowings increased to $13.1 million with a cost of 9.79% for the three months ended September 30, 2001, compared to $11.0 million with a cost of 11.28% for the three months ended September 30, 2000.  SEE “BORROWINGS” ABOVE.

Net interest income before provision for estimated loan losses

Net interest income before provision for estimated loan losses for the nine months ended September 30, 2001 was $9.4 million, compared to $8.0 million for the nine months ended September 30, 2000.  This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin.  Average interest earning assets were $295.1 million for the nine months ended September 30, 2001 with a net interest margin of 4.25% compared to $204.6 million with a net interest margin of 5.22% for the nine months ended September 30, 2000.  The decline in the net interest margin was primarily due to the falling interest rate environment, combined with the increased use of certificates of deposits as well as other borrowed funds in order to support the Company’s expanding loan portfolio.

Net interest income before provision for estimated loan losses for the three months ended September 30, 2001 was $3.0 million, compared to $3.1 million for the three months ended September 30, 2000.  This decrease was primarily due to the decrease in the net interest margin and was partially offset by an increase in average interest earning assets.  Average interest earning assets were $316.4 million for the three months ended September 30, 2001 with a net interest margin of 3.82% compared to $232.0 million with a net interest margin of 5.38% for the three months ended September 30, 2000.  The decline in the net interest margin was primarily due to the falling interest rate environment, combined with the increased use of certificates of deposits as well as other borrowed funds in order to support its expanding loan portfolio.

Provision for Loan Losses

Net charge offs totaled $157,000 for the nine months ended September 30, 2001 compared to $41,000 during the nine months ended September 30, 2000.  The provision for loan losses totaled $764,000 for the nine months ended September 30, 2001 compared to $537,000 for the nine months ended September 30, 2000.  As a result of the increase in total loans outstanding, combined with the deteriorating economic conditions, management increased the allowance for loan losses to $2.8 million as of September 30, 2001 compared to $1.8 million as of September 30, 2000.  As of September 30, 2001, the allowance was 1.00% of total gross loans compared to 0.81% as of September 30, 2000.  When excluding the guaranteed portions of loans and loans held for sale, the allowance was 1.34% and 1.00% respectively as a percentage of total gross loans as of September 30, 2001 and September 30, 2000.  The allowance for loan losses as a percentage of nonaccrual loans was 60% as of September 30, 2001 compared to 154% as of September 30, 2000.  When excluding the guaranteed portion of nonaccrual loans, the allowance for loan losses as a percentage of nonaccrual loans was 92% as of September 30, 2001 compared to 614% as of September 30, 2000.

For the three months ended September 30, 2001, net charge offs totaled $67,000 compared to $14,000 for the three months ended September 30, 2000.  Provisions for loan losses totaled $670,000 for the three months ended September 30, 2001 compared to $200,000 for the three months ended September 30, 2000.

Nonaccrual loans as of September 30, 2001 were $4.7 million, of which $1.6 million is guaranteed by the SBA, compared to $57,000, with $20,000 guaranteed by the SBA as of December 31, 2000 and $1.2 million, with $890,000 million guaranteed by the SBA as of September 30, 2000. The increase in non-accrual loans was substantially impacted by a $2.2 million aircraft loan, which became non-performing during the quarter.  Management believes it will be able to resolve this loan during the fourth quarter of 2001. Non-accrual loans were unusually low as of December 31, 2000, as compared to non-accrual loans as of December 31, 1999, which were $1.8 million.

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

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised primarily of gains on sale of loans, loan servicing fees, service charges on deposits (customer service charges), and other fee income.  Other operating income was $1.9 million for the nine months ended September 30, 2001 compared to $1.6 million for the nine months ended September 30, 2000.  Other operating income was negatively impacted by a $189,000 impairment allowance provided for the servicing asset.  The increase was mainly due to an increase in the gain on sale of loans, which totaled $597,000 for the nine month period ended September 30, 2001 compared to $127,000 for the nine month period ended September 30, 2000.  SEE “GAIN ON SALE OF LOANS AND LOAN ORIGINATIONS” BELOW.

Other operating income was $653,000 for the three months ended September 30, 2001 compared to $550,000 for the three months ended September 30, 2000.  The increase was mainly due to an increase in the gain on sale of loans, which totaled $246,000 for the three month period ended September 30, 2001 compared to $34,000 for the three month period ended September 30, 2000.  SEE “GAIN ON SALE OF LOANS AND LOAN ORIGINATIONS” BELOW.

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

GAIN ON SALE OF LOANS AND LOAN ORIGINATIONS

During the nine months ended September 30, 2001, the Company originated $39.4 million in SBA government guaranteed loans compared to $39.0 million during the nine months ended September 30, 2000.  The Company originated $26.1 million in mortgage loans during the nine months ended September 30, 2001 compared to $11.1 million for the nine months ended September 30, 2000.  The Company sold approximately $17.3 million in SBA 504 and 7a loans and $24.9 million in mortgage loans during the nine month period ended September 30, 2001, compared to sales of $2.9 million in SBA loans and $9.9 million in mortgage loans sold during the nine month period ended September 30, 2000.  The sales for the nine month period ended September 30, 2001 resulted in a gain of $597,000, compared to $127,000 for the nine month period ended September 30, 2000.

During the three months ended September 30, 2001, the Company originated $12.4 million in SBA government guaranteed loans compared to $10.7 million during the three months ended September 30, 2000.  The Company originated $7.7 million in mortgage loans during the three months ended September 30, 2001 compared to $3.9 million for the three months ended September 30, 2000.  The Company sold approximately $6.9 million in SBA 504 and 7a loans and $8.4 million in mortgage loans during the three month period ended September 30, 2001, compared to sales of $285,000 in SBA loans and $3.5 million in mortgage loans sold during the three month period ended September 30, 2000.  The sales for the three month period ended September 30, 2001 resulted in a gain of $246,000, compared to $34,000 for the three month period ended September 30, 2000.

LOAN SERVICING FEES

Loan servicing fees, net, totaled $287,000 for the nine months ended September 30, 2001 compared to $486,000 for the nine months ended September 30, 2000.  For the quarter ended September 30, 2001, loan servicing fees totaled $84,000 compared to $163,000 for the quarter ended September 30, 2000.  The decrease in loan servicing fees, net, is due to the decrease in SBA loans serviced for others.  As of January 1, 2000, the Company implemented its SBA retention program, whereby the Company retained a major portion of its SBA 7a loans in order to increase its portfolio.  The servicing portfolio, which generates loan servicing fees, has declined as the loans have paid off and no additional loans were sold until the third quarter of 2001.  The Company recently announced that it is entering the next phase of this program, whereby it intends to sell a portion of its SBA 7a loans in order to diversify its lending portfolio, and keep SBA loans under 40% of total loans.  Accordingly, the servicing portfolio should increase as the loans are being sold.  Loans serviced for others totaled $92.0 million as of January 1, 2000, compared to $71.5 million as of September 30, 2001, resulting in the decrease in loan servicing income for the nine month and three month periods ended September 30, 2001 when compared to the same periods in 2000.

CUSTOMER SERVICE CHARGES

Customer service charges totaled $361,000 for the nine months ended September 30, 2001 compared to $285,000 for the nine months ended September 30, 2000.  For the three months ended September 30, 2001, customer service charges totaled $134,000 compared to $87,000 for the three months ended September 30, 2000.

OTHER FEE INCOME

Other fee income totaled approximately $663,000 for the nine months ended September 30, 2001 compared to $739,000 for the nine months ended September 30, 2000.  For the three months ended September 30, 2001 and 2000 other fee income totaled $189,000 and $266,000 respectively.  Other fee income for the nine months ended September 30, 2001 was negatively impacted by the $189,000 write down of the Company’s servicing asset.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business.  Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director, officer and employee expenses, office, ESOP compensation and other expenses are the major categories of other operating expenses.  Other operating expenses increased to $9.2 million for the nine months ended September 30, 2001 compared to $8.1 million for the nine months ended September 30, 2000.  For the three months ended September 30, 2001 other operating expenses totaled $2.6 million compared to $2.9 million for the three months ended September 30, 2000.

The Company’s efficiency ratio, which is the ratio of recurring operating expenses to net interest income before provision for loan losses plus non-interest income, decreased (improved) to 81.51% for the nine months ended September 30, 2001 compared to 83.68% for the nine months ended September 30, 2000.  The decrease in efficiency ratio was due to the increase in other operating income, and was partially offset by the increase in operating expenses.  The most significant operating expense is salary and benefit expenses, which increased to $5.0 million for the nine months ended September 30, 2001 compared to $4.2 million for the nine months ended September 30, 2000.  The increase in salaries and benefit expenses was due to the expansion of the Company’s operations, including increased commissions for mortgage loan production, the addition of a new branch in Escondido, California, which opened in April 2001, and the addition of SBA loan production offices in Los Angeles during the latter half of 2000.

The Company’s efficiency ratio decreased to 71.1% for the three months ended September 30, 2001 compared to 77.6% for the three months ended September 30, 2000.  The decrease in efficiency ratio was due to the decrease in operating expenses to $2.6 million for the quarter ended September 30, 2001 compared to $2.9 million for the quarter ended September 30, 2000.  The most significant operating expense is salary and benefit expenses, which decreased to $1.3 million for the three months ended September 30, 2001 compared to $1.6 million for the three months ended September 30, 2000.  Salaries and employee benefits for the quarter ended September 30, 2001 were reduced in part due to the reversal of bonuses totaling $140,000 that had been previously accrued during the first and second quarter of 2001.  The reduction was due to a change in projection for earnings for 2001 as a result of the 3.50% decline in interest rates experienced in 2001.  In spite of the addition of new branches and loan production offices, operating expenses without salaries and employee benefits remained flat at $1.3 million for the quarters ended September 30, 2001 and 2000.  This is due to management’s efforts to control expenses during the third quarter of 2001.

The following table compares each of the components of other operating expenses for the nine months ended September 30, 2001 and 2000, respectively:

	For the nine months ended September 30,			For the three months ended September 30,
	2001	2000	Change $	2001	2000	Change $
Other operating expenses:
Salaries and employee benefits	$4,987	$4,187	$800	$1,325	$1,559	$(234)
Occupancy	679	623	56	227	224	3
Telephone	220	206	14	69	75	(6)
Premises and equipment	497	422	75	166	137	29
Marketing and promotions	249	239	10	83	87	(4)
Data processing	715	617	98	243	207	36
Professional services	554	522	32	162	170	(8)
Director, officer and employee expense	368	369	(1)	97	130	(33)
Office expenses	323	240	83	81	86	(5)
ESOP compensation expense	153	154	(1)	51	52	(1)
Other non-recurring expense	-	69	(69)	-	69	(69)
Other expenses	454	474	(20)	126	137	(11)
Total other operating expenses	$9,199	$8,122	$1,077	$2,630	$2,933	$(303)

Provision for Income Taxes

The effective income tax rate was 41.5% for the nine months ended September 30, 2001 compared to 41.2% for the nine months ended September 30, 2000.  Provisions for income taxes totaled $549,000 and $397,000 for the nine months ended September 30, 2001 and 2000, respectively.

For the three months ended September 30, 2001 and 2000, the effective income tax rate was 41.6% and 41.4%, respectively.  Provisions for income taxes totaled $166,000 and $230,000 for the three months ended September 30, 2001 and 2000, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2001 compared to December 31, 2000

Total assets of the Company increased to $345.2 million as of September 30, 2001 compared to $280.5 million as of December 31, 2000 and $267.3 million as of September 30, 2000.  This increase was due to the growth in net loans to $280.7 million as of September 30, 2001, compared to $245.2 million as of December 31, 2000, and were $224.2 million as of September 30, 2000.

Deposits grew to $311.1 million as of September 30, 2001 compared to $252.7 million as of December 31, 2000 and were $241.2 million as of September 30, 2000.  Cash and cash equivalents increased to $49.5 million as of September 30, 2001 compared to $17.8 million as of December 31, 2000 and were $26.9 million as of September 30, 2000.  The increase in cash and cash equivalents was due to the increase in deposits and other borrowings, partially offset by the increase in total loans.

Shareholders’ equity was $16.2 million as of September 30, 2001 compared to $12.2 million as of December 31, 2000, and was $11.8 million as of September 30, 2000.  The Company completed a $3.1 million capital offering in July of 2001.  Please refer to the capital section of this discussion for further information.

Investments

The Company’s investment portfolio consists primarily of certificates of deposit with other financial institutions, agency securities and overnight investments in the Federal Funds market.  As of September 30, 2001, certificates of deposit with other financial institutions totaled $497,000, compared to $790,000 as of December 31, 2000 and $784,000 as of September 30, 2000.  At each of the periods approximately $500,000 was pledged as collateral for the Employee Stock Ownership Plan (“ESOP”) loan from another California bank, which was funding the Company’s ESOP.  US Government and other securities totaled $5.1 million as of September 30, 2001 compared to $6.8 million as of December 31, 2000, and were $6.2 million at September 30, 2000.  These securities are held as collateral for public funds and treasury, tax and loan deposits.  Average Federal Funds sold for the nine months ended September 30, 2001 was $24.5 million compared to $12.1 million for the nine months ended September 30, 2000.

Loans

Loan balances, net of the allowance for loan losses, increased to $280.7 million as of September 30, 2001, compared to $245.2 million as of December 31, 2000 and $224.2 million as of September 30, 2000.  A healthy loan demand resulted in a 19.2% annualized growth rate in total gross loans for the nine months ended September 30, 2001, led by a 41.3% annualized increase in real estate commercial and multi-family loans.  This rapid increase is due to the retention of the SBA 7a loans, as part of the Company’s change in strategy, which became effective January 1, 2000.  The Company recently announced that it is entering the next phase of the SBA 7a retention program, whereby a portion of the future production of SBA 7a loans will be sold in order to maintain the SBA loan portfolio at under 40% of total loans.  The servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Company was $72.5 million as of September 30, 2001 compared to $77.6 million as of December 31, 2000 and was $79.9 million as of September 30, 2000.  The future sales of SBA 7a loans should result in increases in the servicing portfolio.

Loan Origination and Sale.  The following table sets forth the Company’s loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the nine months		At or for the three months
	ended September 30,		ended September 30,
	2001	2000	2001	2000
	(dollars in thousands)
Beginning balance	$245,199	$144,194	$262,340	$195,722
Loans originated:
Commercial loans	13,831	18,269	7,474	8,583
Real estate:
Construction loans	61,887	54,803	27,622	15,523
One-to four-family	39,215	31,854	15,344	9,813
Commercial	64,147	60,189	26,561	19,057
Consumer	3,375	6,739	746	2,445
Total loans originated	182,455	171,854	77,747	55,421
Loans sold
Real estate:
Construction loans	1,783	-	-	-
One-to four-family	24,853	9,900	8,353	3,528
Commercial	17,290	2,886	6,885	285
Total loans sold	43,926	12,786	15,238	3,813
Less:
Principal repayments	103,222	79,364	44,881	23,169
Other net charges (1)	(221)	(326)	(759)	(63)
Total Loans	$280,727	$224,224	$280,727	$224,224

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

The following table sets forth the Company’s non-performing assets at the dates indicated:

	September 30,	December 31,	September 30,
	2001	2000	2000
	(dollars in thousands)

Non-accrual loans	$4,724	$57	$1,187
Troubled debt restructurings	-	-	-
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	-	-	-
Total non-performing loans	4,724	57	1,187
Other real estate owned	-	-	-
Total non-performing assets	$4,724	$57	$1,187

SUPPLEMENTAL DATA
Total Assets	$345,185	$280,458	$267,322
Total gross loans	$283,268	$247,339	$226,047
Total loans held for investment	$245,294	$234,306	$212,481
Government guaranteed portion of total loans	$49,627	$35,058	$30,173
Non-performing loans, net of government guarantees	$3,086	$37	$297
Allowance for loan losses	$2,833	$2,226	$1,823
Allowance for loan losses to total loans	1.00%	0.90%	0.81%
Allowance for loan losses to total loans held for investment, net of government guarantees	1.34%	1.12%	1.00%
Allowance for loan losses to non-accrual loans	60%	3905%	154%
Allowance for loan losses to non-performing loans	60%	3905%	154%
Allowance for loan losses to non-performing loans, net of government guarantees	92%	6016%	614%
Allowance for loan losses to non-performing assets	60%	3905%	154%
Total non-performing assets to total assets	1.37%	0.02%	0.44%
Total non-performing loans, net of government guarantees to total assets	0.89%	0.01%	0.11%
Total non-performing loans to total loans	1.67%	0.02%	0.53%
Total non-performing loans, net of government guarantees, to total loans	1.09%	0.01%	0.13%

Nonaccrual Loans.  Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible.  The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  As of September 30, 2001, December 31, 2000 and September 30, 2000 all impaired or nonaccrual loans were collateral-dependent.  The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal.  The Company had seventeen loans on nonaccrual status as of September 30, 2001, totaling $4.7 million.  Of this total, $1.6 million is guaranteed by the SBA.  As of December 31, 2000, the Company had five loans on nonaccrual status, totaling $57,000, with $20,000 guaranteed by the SBA. The Company had four loans on nonaccrual status as of September 30, 2000, totaling $1.2 million.  Of this total, $890,000 was guaranteed by the SBA.  The increase in nonaccrual loans was substantially impacted by a $2.2 million aircraft loan.  Management believes that this loan will be resolved during the fourth quarter of 2001.  The nonaccrual totals as of December 31, 2000 were extremely low, as compared to non-accrual loans as of December 31, 1999, which were $1.8 million.

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

The following table sets forth information regarding the Company’s allowance for loan losses at the dates and for the periods indicated:

	At or for the nine months
	ended September 30,
	2001	2000
	(dollars in thousands)

Balance at beginning of period	$2,226	$1,327
Chargeoffs:
Real estate loans:
One- to four- family	6	-
Commercial	213	65
Consumer	-	26
Total chargeoffs	219	91

Recoveries:
Real estate loans:
One- to four-family	-	-
Commercial	60	49
Consumer	2	1
Total recoveries	62	50

Net chargeoffs	157	41
Provision for loan losses	764	537
Balance at end of period	$2,833	$1,823
Net charge offs to average loans	0.08%	0.03%

The balance in the allowance for loan losses was $2.8 million as of September 30, 2001, compared to $2.2 million as of December 31, 2000, and was $1.8 million as of September 30, 2000.  As a percentage of total loans the allowance was 1.00% as of September 30, 2001 compared to 0.90% as of December 31, 2000 and was 0.81% as of September 30, 2000.  As a percentage of total loans held for investment, net of the government guarantees, the allowance was 1.34% as of September 30, 2001, compared to 1.12% as of December 31, 2000 and was 1.00% as of September 30, 2000.  Management believes the allowance at September 30, 2001 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors, including the increase in non-performing loans during the third quarter of 2001.

Other Real Estate Owned. There was no other real estate owned at September 30, 2001 and December 31, 2000.

Capital

The Company’s capital was approximately $16.2 million as of September 30, 2001 compared to $12.2 million as of December 31, 2000 and was $11.8 million as of September 30, 2000.  In 1997 the Company adopted an Employee Stock Ownership Plan ("ESOP") which was funded with a $1.2 million line of credit.  As of September 30, 2001 the indebtedness of the ESOP in the amount of $694,000 is shown as a deduction from shareholders’ equity.  During the three month period ended September 30, 2001, the Company repaid principal totaling $51,000.  The Company has ceased making contributions under the ESOP effective September 30, 2001.  The remaining unallocated shares will be sold in order to reduce the debt outstanding, and the ESOP plan will be terminated.  The termination of the plan will reduce expenses by $51,000 per quarter beginning in the fourth quarter of 2001.  In addition, interest expense on the outstanding balance of the loan will be eliminated, and capital of the Company will increase as the remaining shares are sold and the loan is paid off.  The sale of the remaining shares will take place over the next two quarters.

As part of the Company’s strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. A 5% stock dividend was declared on October 17, 2000 to be paid on November 30, 2000 to shareholders of record as of November 15, 2000.  An additional 5% stock dividend was declared on October 24, 2001 to be paid on November 30, 2001 to shareholders of record as of November 15, 2001.

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

In June of 2001, the Company obtained a $2.0 million line of credit from a correspondent bank.  At the end of June, $1.0 million was advanced on this line, and all of the proceeds from this line were invested in the Bank subsidiary as additional paid in capital.

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

At September 30, 2001 and December 31, 2000, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.   As of September 30, 2001, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 11.31% compared to 10.75% as of December 31, 2000.  The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 10.22% as of September 30, 2001 compared to 9.76% as of December 31, 2000.  The Bank’s regulatory Tier 1 Capital to average assets ratio was 7.93% as of September 30, 2001 compared to 8.53% as of December 31, 2000.

As of September 30, 2001, the Company’s regulatory Total capital to risk-weighted assets ratio was 11.18% compared to 10.68% as of December 31, 2000.  The Company’s regulatory Tier 1 Capital to risk-weighted assets ratio was 8.29% as of September 30, 2001, compared to 7.12% as of December 31, 2000.  The Company’s regulatory Tier 1 Capital to average assets ratio was 6.43% as of September 30, 2001, compared to 5.88% as of December 31, 2000.

Liquidity

The Company closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner.  Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements.  Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans.   As of September 30, 2001 liquid assets as a percentage of deposits were 13.00% compared to 8.4% as of December 31,  2000.

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

Item 3 Defaults upon senior securities

None to report

Item 4 Submission of matters to security holders

None to report

Item 5 Other information

None to report

Item 6 Exhibits and Reports from 8-K

On August 2, 2001, the Company filed an 8-K under Item 5 announcing the completion of a $3.1 private placement of common equity.

The Company did not file any other 8-K reports during the third quarter of 2001.

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc.
(Registrant)

Date	November 13, 2001	/s/ Thomas E. Swanson
Thomas E. Swanson
President and Chief Executive Officer

Date	November 13, 2001	/s/ L. Bruce Mills, Jr.
L. Bruce Mills, Jr.
Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.            Exhibit

None