Form 10-K
period 2001-12-31
COMMUNITY BANCORP INC
filed 2002-04-01
CIK 1089503

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                  to                  .

Commission File No. 000-26505

COMMUNITY BANCORP INC.
(Name of Issuer in its charter)

Delaware	33-0859334

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Canterbury Place, Suite 300, Escondido, CA	92025

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (760) 432-1100

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.625 par value per share
(Title of class)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒            No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of February 22, 2002, the aggregate market value of the common stock held by non-affiliates of the Company was: $21,037,000.

Number of shares of common stock of the Company outstanding as of February 22, 2002: 3,311,490 shares

Portions of the definitive proxy statement for the 2002 Annual Meeting of the Company’s shareholders are incorporated into Part III of this Report by reference.

NOTE

Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath, and other factors referenced in this report, including in “Item 1. BUSINESS—Factors that May Affect Future Results of Operations.” The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

PART I

ITEM 1.    BUSINESS

Community Bancorp Inc.

Community Bancorp Inc. (the “Company”) is a Delaware corporation organized to act as the bank holding company for Community National Bank, formerly Fallbrook National Bank, (the “Bank”) (unless the context requires otherwise, the term “Company” includes the “Bank”). Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. At December 31, 2001, the Company had approximately $370.2 million in consolidated assets, $305.7 million in consolidated net loans, $333.3 million in consolidated deposits, and $16.5 million in consolidated equity.

The Company was formed through a holding company reorganization of the Bank, wherein the Bank became the wholly owned subsidiary of the Company as of June 25, 1999. The transaction was based on an exchange of shares in which shareholders of the Bank exchanged their shares of the Bank for shares of the common stock of the Company on a one share for one share basis. The transaction was not considered a taxable event for federal income tax purposes. At the same time, the Company was listed on the Nasdaq National Market under the symbol of CMBC, and the Bank’s stock was removed from public trading.

Community National Bank

The Bank was licensed by the Comptroller of the Currency (the “Comptroller”) on September 5, 1985 and commenced operation as a national banking association on the same day. As a national banking association, the Bank is subject to primary supervision, examination and regulation by the Comptroller. The Bank is also subject to certain other federal laws and regulations. In addition, the Bank is subject to applicable provisions of California law insofar as such provisions do not conflict with or are not preempted by federal banking laws. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the applicable limits thereof, and like all national banks, the Bank is a member of the Federal Reserve System. The Bank presently has no subsidiaries.

General Business Focus

Starting in 1999, the management of the Company began establishing several major goals, which comprised the Company’s business focus. These included—to i) maintain high credit quality, ii) stabilize and enhance earnings, iii) improve efficiencies through controlling operating expenses, iv) improve core deposit growth, v) obtain additional capital and sources of liquidity in order to support asset growth, vi) supplement the Board of Directors and vii) change the Bank’s name and open a new corporate headquarters. While some of these goals have now been accomplished, others remain integral to the Company’s business plan.

Maintain high credit quality during periods of rapid loan growth.    Oversight of the Company’s lending portfolio has been performed by individuals with extensive experience in commercial lending, and who have been with the Company for a significant period of time. The President, Thomas E. Swanson, was hired as Sr. Vice President, Chief Credit Officer of the Company in 1992. In 1996, Mr. Swanson was promoted to President and Chief Executive Officer. Mr. Swanson has 30 years experience as a commercial lending officer. Donald W. Murray, Executive Vice President, Chief Credit Officer was originally hired as the Vice President, SBA Department Manager in 1994, and was promoted to Sr. Vice President, Sr. Credit Officer in 1996, and was subsequently promoted to Executive Vice President, Chief Credit Officer in January 2001. Mr. Murray has 17 years experience in commercial and SBA lending. Gary M. Youmans, Executive Vice President was hired in 1991 from another bank that specialized in SBA lending to develop the Company’s SBA lending operation. In addition, the Company’s other commercial lending officers have an average tenure with the Company of over 3 years, and have experience in excess of 20 years on average in commercial lending. The Company’s consistent lending quality and underwriting expertise is the result of experienced lenders and sound underwriting practices. Net charge offs to average loans outstanding has averaged 0.17% for the five years ending December 31, 2001. Non performing loans to total loans have averaged 1.08% of total loans for the five years ending December 31, 2001. Excluding December 31, 2000, when the Company had an unusually low delinquency ratio of only 0.02%, the December 31, 2001 ratio of non performing loans to total loans of 1.04% is the lowest in five years, despite the fact that non-performing assets increased in terms of absolute dollars.

Stabilize and enhance earnings.    The Company started its SBA lending program in 1992. Gains on sale of SBA loans started becoming a major source of profit at that time, totaling 65% of pre-tax profit in 1993, and eventually exceeding pretax profit in 1999. In 1999, the Company earned $3.6 million from gains on sale of loans, which exceeded the Company’s income before taxes and non-recurring expenses of $2.8 million. The Company’s reliance on the SBA loan sales and the volatility of the market led to significant variances in profits on a quarter to quarter and year to year basis. Furthermore, declines in premiums paid for SBA loans created corresponding declines in profits. In order to maintain profit growth on a quarterly and annual basis, SBA loan production was required to increase proportionally to asset and equity growth, as well as offset the effects of inflation and increasing overhead for expansion. Therefore, management and the Board made the decision to improve income through sources other than gain on sale of SBA loans, while still maintaining and enhancing SBA loan production. In order to increase interest income, beginning in 2000, SBA loans were retained, funded by wholesale deposits. At the same time, commercial lenders have been hired with substantial lending relationships, adding interest income from other types of loans and deposits. Total gross loans have increased to $308.5 million as of December 31, 2001, compared to $145.7 million as of December 31, 1999. As a percentage of net interest income, operating expenses have averaged 111% per year from 1992 through 1999, and only dropped below 100% of net interest income in 1997. As a result of the effort to stabilize and enhance earnings through balance sheet growth, operating expenses were 97% of net interest income before provision for loan losses per year for 2000 and 2001.

In spite of the 4.75% decline in interest rates in 2001, as a result of the Company’s growth, net interest income before provision for loan losses has increased to $12.7 million for the year ended December 31, 2001, exceeding total operating expenses of $12.3 million.

Management has had to balance accelerated asset growth through the retention of SBA loans with capital, liquidity as well as safety and soundness. Earnings declined in 2000 and 2001 as income from gains on sale of

SBA loans was reduced. When the Company reached its desired mix of SBA loans to the total loan portfolio, it began selling a portion of its SBA loan production during the latter half of 2001 in order to maintain the desired mix of assets. The Board has established a target range of SBA loans to total gross loans of between 30% and 40% of total gross loans.

The Company’s assets grew 32% in 2001, but it now intends to reduce the growth rate to between 15% and 20% annually. Instead of slowing SBA loan production, it is planned that additional sales of SBA loans will occur, maintaining the SBA loan portfolio between 30% and 40% of total gross loans. Assuming, among other things, continuing high SBA loan demand, non-interest income should be expected to increase from the levels of the past two years. The slower loan growth due to SBA loan sales will also assist the Company by reducing reliance on wholesale funds to fund SBA and other held for sale loans. With the continued expansion of the retail banking operations, wholesale deposits as a percentage of total deposits are expected to decline in 2002. Since the Company no longer will need to compete for the higher volume and higher cost Certificates of Deposits (“CD”) required to support the rapid growth of the Company, the Company should be able to price its CD products more in line with the average of the competition. This repricing coupled with more attention on core deposit growth is expected to improve the net interest margin through lowering the cost of funds. The combination of increased interest and noninterest income, combined with controlled operating expenses, is expected to allow the Company to demonstrate more consistent growth in earnings.

Improve efficiencies through controlling operating expenses.    The Company measures operating expenses as a percentage of average assets. From December 31, 1999 to December 31, 2001, the Company has more than doubled in assets to $370.2 million. At the same time, operating expenses, net of non-recurring expenses, has increased only 12.7% from $10.9 million for the year ended December 31, 1999 to $12.3 million for the year ended December 31, 2001. As a percentage of average assets, operating expenses declined to 3.82% for the year ended December 31, 2001, compared to 4.69% for the year ended December 31, 2000 and 7.15% for the year ended December 31, 1999. The Company’s efficiency ratio declined to 78.59% for the year ended December 31, 2001 from 81.32% for the year ended December 31, 2000. In an effort to control operating expenses, while adding two full service branches and having a 32% asset growth rate in 2001, the Company did not increase its full time employees. As of December 31, 2001, the Company had 111 full time employees and 28 part time employees, compared to 111 full time employees and 15 part time employees as of December 31, 2000. Efforts were made to maintain or reduce costs whenever possible in 2001. The Board eliminated the Company’s Employee Stock Ownership Plan (the “ESOP”) effective September 30, 2001. The ESOP principal payments of approximately $205,000 annually ($153,000 in 2001) were shown as expenses on the Company’s income statement.

Improve core deposit growth.    In 2000, Mr. Mike Patterson, Sr. Vice President, Chief Administrative Officer, was hired to oversee the retail banking side of the Company. Mr. Patterson, with 18 years experience as a regional retail banking manager for major bank’s and thrifts, brought new focus to both core deposit and fee generation in the deposit side of the Banking division. In addition, Mr. Patterson expanded the branch operation by adding two new branches in 2001. As a result, transaction accounts (checking, savings and money market accounts) increased 25% to $126.2 million as of December 31, 2001, compared to $101.2 million as of December 31, 2000. In addition, customer service charges increased to $533,000 for the year ended December 31, 2001 compared to $394,000 for the year ended December 31, 2000.

Obtain additional capital and sources of liquidity.    The Company had to seek new sources of capital and liquidity, and focus on expense control while enhancing asset growth. Mr. L. Bruce Mills, Jr. was hired as Sr. Vice President, Chief Financial Officer in 1998. Mr. Mills has 19 years experience as a Chief Financial Officer with publicly held financial institutions, with experience in a variety of capital structures and liquidity transactions. The Company was formed in 1999, allowing the Company to borrow money from a third party for the purposes of increasing capital of the Bank subsidiary. This equity line was paid off with the proceeds of a $10 million trust preferred issuance in March of 2000. A new $2 million equity line was established in June of 2001, and an issuance of common equity was completed in July of 2001, resulting in an additional $3.0 million in common equity.

Liquidity has been enhanced through the establishment and use of FHLB lines of credit secured by commercial real estate, in combination with the use of wholesale deposits to fund loans held for sale and the government guaranteed portion of loans held for investment. In addition, two new low cost retail banking facilities were opened in 2001, not only providing additional liquidity, but additional market penetration in both new and existing markets.

Changes to the Board.    The Company’s has added three new board members as retirements have occurred. In selecting new Board members, the Board has sought out individuals with banking or bank board experiences who live in the markets the Company now serves. In 2000, the Board appointed Mr. Mark Baker and Mr. Gary Deems to the Board. In 2001, the Board appointed Mr. Bruce Dunn to the Board.

Mr. Baker, former Chairman of the Board of First Pacific National Bank, joined the Board in June 2000. Baker served as Chairman of the Board from 1991 until 1998 with Escondido National Bank, which then became First Pacific, and eventually was sold to Zions and became Grossmont Bank.

Retired banker Gary Deems, with more than 25 years in the industry, joined the Board in July 2000. Most recently, he worked with Mark Baker as Executive Vice President/Chief Administrative Officer of First Pacific Bank until it sold to Zions. While Banker and Deems were at First Pacific, the institution grew from $150 million to $400 million in assets. This was prior to being acquired by Zions Bancorp at more than three times book value. Mr. Deems was elected Chairman of the Board of the Company effective January 1, 2002.

Mr. Dunn was a director for North County Bancorp and its North County Bank subsidiary prior to its sale to Wells Fargo. During his 15 years as a director he served as chairman of the Loan Committee. Mr. Dunn joined the Board in March 2001.

New Bank Name and Corporate Headquarters.    As the Company has grown from a single branch institution to a multi-branch community bank serving the needs of a multiple and diverse communities, the Company determined it was in its best interest to change the name of the Bank from Fallbrook National Bank to Community National Bank. The name change was effective October 10, 2000.

Additionally, as the Company has grown in loans and deposits, the administrative, lending and banking staffs have grown accordingly. With this expansion, the Company outgrew its single branch facility in Fallbrook, adding space as necessary over a several year period. As of the end of 2001, the Company’s administrative personnel have been operating out of five separate locations in Bonsall, Fallbrook and Vista. In order to operate more efficiently, the Company entered into a lease agreement to lease a 32,000 square foot building, including a 4,000 square foot branch, in Escondido, California. The Company began occupying the new facility on March 18, 2002. The timing of the new building coincides with the end of the term of several existing leases in Fallbrook and Escondido totaling 13,300 square feet. The Company is subleasing the portion of the building which it does not require for operations. While the Company’s new administrative offices are now located in Escondido, the Bank’s main office remains in Fallbrook.

Market Area and Competition

The Company’s primary market area is San Diego County consisting of the communities of Bonsall/Fallbrook, Escondido and Vista, and the Inland Empire in the community of Temecula. In 2000, the populations of Bonsall/Fallbrook, Escondido, Temecula and Vista are approximately, 43,000, 134,000, 67,000 and 86,000, respectively. The average household incomes for Bonsall/Fallbrook, Escondido, Temecula and Vista were $38,000, $43,000, $62,000 and $44,000, respectively. The combined population growth rate for the San Diego County and the Inland Empire was approximately 18% and 12% per annum, respectively.

The banking and financial services business in California generally, and in the Company’s primary market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. As a result of this consolidation, there were 22 community banks located in the Company’s primary market area as of December 31, 2001.

The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial services providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers’ needs.

There were approximately $3.7 billion in deposits in the Company’s primary market areas as of June 30, 2001. At that time, the Company maintained four full service banking offices in Escondido, Fallbrook, Temecula and Vista, California. As of June 30, 2001, the Fallbrook Office deposit market share of the Fallbrook market was approximately 28%, the Temecula Office deposit market share of the Temecula market was approximately 8%, and the Vista Office was approximately 11%. The Escondido Branch which opened in April 2001 had less than 1% market share as of June 30, 2001.

The Company is a “Preferred Lender” and has authority throughout the state of California to originate SBA loans. For the SBA’s fiscal year ended September 30, 2001, $2.4 billion of SBA guaranteed loans were originated in the State of California, of which $36.6 million were originated by the Company. The Company’s typical small business customer is a small to mid-sized business with annual sales between $1 million and $10 million.

Divisions of the Company

In order to better present and monitor the performance of the Company, management has separated the Company into two distinct divisions, Banking and SBA. The separation of income and expenses as well as assets and liabilities allows management and investors to better understand the performance of the Company.

Each Division has somewhat different ways of measuring performance. For example, the SBA Division is focused on annual production of SBA loans, while the Banking Division is focused on building more long term relationships, servicing the entire banking relationship of the customer. The Company’s SBA Division also operates in territories throughout the state of California, making it difficult to service the entire banking relationship of the customer.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. The first Banking Division only information is for the year ended December 31, 1998, when the Division had a pretax loss of $749,000. Net interest income before provisions was $4.1 million, while operating expenses were $6.6 million. Total assets as of December 31, 1998 were $95.0 million. For the year ended December 31, 2000, the Banking Division had a pre-tax profit of $1.9 million, with net interest income of $9.7 million. Other operating income was $1.2 million, and other operating expenses were $8.1 million for the year ended December 31, 2000. Total assets of the Banking Division increased to $203.5 million as of December 31, 2000. For the year ended December 31, 2001, net interest income before provision for loan losses declined to $8.9 million as a result of the 4.75% decline in interest rates in 2001 and the corresponding margin compression. However, other operating income increased to $1.6 million for the year ended December 31, 2001, an increase of $401,000 over the year ended December 31, 2000. Due to the addition of two branches in 2001, operating expenses increased to $8.9 million for the year ended December 31, 2001. The decline in net interest income and the additional expense of the addition of two new branches resulted in a decline in income before income taxes for the Banking Division to $488,000 for the year ended December 31, 2001.

The rapidly falling interest rates in 2001 resulted in a rapid decline in the Company’s net interest margin. The Company’s assets adjust to changes in interest rates faster than its liabilities. With the constant declining interest rate environment experienced in 2001, the yield on interest earning assets declined rapidly, while the cost of liabilities has fallen at a much slower pace. Certificates of Deposits have terms of 3 to 12 months, and therefore do not adjust as quickly as interest earning assets tied to the prime rate. In addition, 38% of the average deposits in 2001 are either non-interest bearing or have minimal interest paid (approximately 2.16% for interest bearing savings and checking accounts in 2001), and therefore result in minimal adjustments as interest rates have declined. As a result, the interest margin has declined from 5.20% in 2000 to 4.18% in 2001. In the current interest rate environment, the margin will see a slight decline due to the fact that the interest rate declines in the fourth quarter of 2001 will not impact the SBA loan portfolio until January 1, 2002, and as the Company expands its balance sheet and certain fixed rate earning assets mature and are repriced at current market rates. Further declines in market rates would result in further margin shrinkage. However, a rising interest rate environment should have a positive impact on the net interest margin. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—INTEREST RATE SENSITIVITY.”

The following table shows the total assets and results of operations for the Banking Division as of and for the four years indicated. The Company did not separate the SBA and Banking Division into segments in 1997, and therefore no data is available for that period.

	1998	1999	2000	2001
	(dollars in thousands)
Interest income	$6,042	$9,174	$15,413	$17,183
Interest expense	1,893	2,268	5,724	8,285

Net interest income before provision for loan losses	4,149	6,906	9,689	8,898
Provision for loan losses	538	385	917	1,099
Other operating income	2,214	2,353	1,151	1,552
Other operating expense	6,574	8,826	8,064	8,863

Income (loss) before income taxes	(749)	48	1,859	488
Income taxes	(309)	6	737	202

Net income (loss)	$(440)	$42	$1,122	$286

Assets employed at year end	$95,036	$140,796	$203,543	$270,202

SBA Division

The SBA Division performance is measured in terms of profitability, asset quality, asset size and loan production. The first SBA Division only information is for the year ended December 31, 1998, when the Division earned a pretax profit of $2.9 million. Net interest income before provision for loan losses was $3.1 million for the year ended December 31, 1998, while operating expenses were $1.8 million. Total assets as of December 31, 1998 were $41.2 million. Due to significant loan sales and loan prepayments during the year ended December 31, 1999, total assets had declined to $35.0 million as of December 31, 1999. This resulted in a decline in net interest income to $1.6 million. Due to the continued increase in loan production, operating expenses increased to $2.5 million. Other operating income increased to $3.2 million due to the increase in loan sales for the year ended December 31, 1999, and income before income taxes declined to $2.4 million for the same period. As discussed in “General Business Focus,” the Company decided to increase interest income through the retention of SBA 7a loans in 2000. Assets increased to $76.9 million for the SBA Division as of December 31, 2000. The

Division had a loss of $206,000 before income taxes for the year ended December 31, 2000, as other operating income declined to $1.0 million for the year due to the reduction in sales of loans. Interest income before provision for loan losses increased to $1.7 million for the year ended December 31, 2000, and operating expenses increased to $2.9 million for the year ended December 31, 2000 due to the increase in SBA loan originations. As of December 31, 2001, total assets increased to $100.0 million. As a result, interest income increased to $3.8 million for the year ended December 31, 2001, exceeding operating expenses of $3.5 million for the same period. Operating expenses increased when compared to the year ended December 31, 2000 due to the increase in SBA loan originations. Other operating income increased to $1.4 million for the year ended December 31, 2001 due to the increase in loan sales. Due to the retention of SBA loans and the resultant increase in net interest income, the SBA Division had a pretax profit of $1.4 million for the year ended December 31, 2001.

The Company manages the overall mix of assets and liabilities, and in order to maintain a diversified loan portfolio and manage its capital, has set a goal of keeping SBA Division loans to less than 40% of total gross loans. As production continues its trend into the future, additional sales will be required. However, since the Division now has net interest income in excess of its operating expenses, the Company will be able to continue growing the assets in the SBA Division by retaining a portion of the loans originated. It is anticipated that the Company will sell between 30% and 60% of its SBA loan production in the future, depending on demand for the SBA products as well as the growth of the Company’s Banking Division. The increase in sales of SBA loans will also result in an increase in other operating income.

The loan origination process is somewhat different from that of the Bank Division due to the fact that there are limitations as to structure and types of loans in order to meet the SBA guidelines. Since full banking relationships are unable to be developed on SBA loans outside of the Company’s retail banking operating areas, the Company has utilized wholesale certificates of deposit as a funding source for the SBA Division. Retail certificates of deposit are utilized as well, and as the Banking Division continues to expand the ultimate goal will be to reduce the use of wholesale deposits as a funding source. This should have the added effect of expanding the Company’s margin as interest rates stabilize. The SBA Division has not been affected as dramatically as the Banking Division by the 4.75% decline in interest rates in 2001. This is due to i) SBA 7a loans adjust on the first of each quarter to changes in rates for the prior quarter, and ii) the use of certificates of deposit as its funding source. Although the certificates have terms ranging from 3 to 12 months, the rates offered on new and rollover certificates declined significantly over the year ended December 31, 2001. The market rates for wholesale certificates of deposit also tend to move immediately as market rates change, as opposed to retail certificates of deposit, which tend to lag in terms of market rate changes.

The following chart illustrates the earnings, asset and loan origination growth for each of the four years ended December 31, 2001. The Company did not separate the SBA and Banking Division into segments in 1997, and therefore no data is available for that period.

	1998	1999	2000	2001
	(dollars in thousands)
Interest income	$4,911	$3,651	$5,763	$8,022
Interest expense	1,847	2,013	4,082	4,196

Net interest income before provision for loan losses	3,064	1,638	1,681	3,826
Provision for loan losses	—	—	48	371
Other operating income	1,663	3,223	1,027	1,394
Other operating expense	1,836	2,458	2,866	3,452

Income (loss) before income taxes	2,891	2,403	(206)	1,397
Income taxes	1,194	894	(85)	581

Net income (loss)	$1,697	$1,509	$(121)	$816

Assets employed at year end	$41,187	$34,977	$76,915	$100,021

Loans originated	$36,999	$38,452	$47,232	$54,487
Loans sold	$25,308	$37,562	$4,542	$28,520

Lending

The following is a discussion of the various lending functions of the Company, including those of both the Banking and the SBA Divisions.

Underwriting Process

The lending activities of the Company are guided by the basic lending policies established by the Board of Directors. Each loan must meet minimum underwriting criteria established in the Company’s lending policies and must fit within the Company’s strategies for yield and portfolio enhancement.

For all newly originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal is required on every property securing a Company loan in excess of $200,000. In addition, the loan officer conducts a review of these appraisals for accuracy, reasonableness and conformance to the Company’s lending policy on all applications. All revisions to the Company’s approved appraiser list must be approved by the President.

Credit approval authority is segregated into three distinct levels, namely the Directors’ Loan Committee, Officers’ Loan Committee and the individual lending limits of loan officers. The limits for the various levels are determined by the Board of Directors and/or the President and reviewed periodically. The Directors’ Loan Committee consists of the President, who is the Chairman, and at least three outside directors of the Company. The committee meets at least once a month or more frequently as needed. The Officers’ Loan Committee consists of the President, Executive Vice President, the Chief Credit Officer/Executive Vice President, the Senior Vice President—Credit Administration and the First Vice President, Corporate lending. The committee is chaired by the Chief Credit Officer and meets twice a week or more frequently as needed.

The Board has established loan authority guidelines, which in general state that all loans to borrowing relationships where the aggregate amount of secured credit is $500,000 or more, or the aggregate amount of unsecured credit is $250,000 or more must be submitted to the Officers’ Loan Committee for approval. The President and Chief Credit Officer, together, may approve secured credits in an aggregate amount not to exceed $2,000,000, and may approve unsecured credits in an aggregate amount not to exceed $1,750,000. The Officers’ Loan Committee has authority to approve loans up to $3.5 million. The Directors’ Loan Committee approves all loans over $3.5 million, and reviews all secured loans originated of $500,000 or more and all other loans of $100,000 or more, as well as classification of assets, delinquencies and the current status of the loan portfolio. See “Concentrations of Credit”.

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

The Company maintains loan production offices in the Inland Empire, the Sacramento area, Glendale, East San Francisco Bay area, Fullerton, Westlake Village and Huntington Beach, California. The loan production offices are typically staffed with a loan officer who prepares the loan applications and compiles the necessary information regarding the applicant. The completed loan file is then sent to the Company’s main office where the credit decision is made. The loan production offices predominantly originate loans guaranteed by the SBA.

SBA Lending Programs

The SBA lending program is designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loan. The Company is a “Preferred Lender” with the SBA. As a “Preferred Lender,” the Company can approve a loan within the authority given it by the SBA without prior approval from the SBA. “Preferred Lenders” approve, package, fund and service SBA loans within a range of authority that is not available to other SBA lenders without the “Preferred Lender” designation. The Company has been a “Preferred Lender” since 1992 and has this authority throughout the state of California.

The Company’s SBA loans fall into two categories, loans originated under the SBA’s 7a Program (“7a Loans”) and loans originated under the SBA’s 504 Program (“504 Loans”). Historically, 7a Loans have represented approximately 80% of the SBA Loans originated by the Company while 504 Loans have represented the balance. During the year ended December 31, 2001, 504 Loans constituted approximately 34% of all SBA loans originated. Of all SBA loans originated, approximately 96% are collateralized by commercial real estate, while the balance are commercial business loans generally for the purpose of funding working capital, equipment purchases and accounts receivable. See “Commercial Real Estate Lending” and “General Business Lending.”

Under the SBA’s 7a Program, loans in excess of $100,000 are guaranteed 75% by the SBA. This guarantee may become invalid only if the loan does not meet the SBA documentation guidelines.

In general the Company’s policy permits SBA 7a Loans in amounts up to $1.33 million. Under certain circumstances for loans in excess of $1.33 million, the Company makes a SBA guaranteed second trust deed loan and a second financial institution makes a first trust deed loan. Loans collateralized by real estate have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively. The Company requires a 10% down payment on most 7a Loans, with a 15% to 20% down payment on loans collateralized by hotels, motels and service stations.

As part of its strategy to stabilize and enhance earnings, beginning in 2000 the Company retained the guaranteed portion of most of the SBA loans it originated. This assisted the SBA Division in developing interest income which would offset the Division’s operating expenses. In order to avoid creating a major concentration in SBA loans, however, the Company established a target range of SBA loans to between 30% and 40% of total loans. The Company reached the midpoint of this range in 2001, and began selling the guaranteed portion of SBA loans in order to manage its loan concentrations. Funding for these loans has come from a mix of wholesale and retail deposit sources. Management’s goal is to match the interest rate sensitivity of these loans, which adjust on a quarterly basis, with deposits that also adjust or mature with approximately the same duration. The SBA loans generally have an interest rate of 1.5% to 2% over prime, while the wholesale 90 day CD rates are approximately 2.25% to 2.75% under prime. The retained portion is guaranteed by the government as to principal and up to 120 days of interest upon default, and therefore the strategy has the added benefit of producing minimal credit risk to the Company.

The Company periodically sells the guaranteed portion of SBA loans it originates. The Company retains the servicing on such loans. This strategy allows the Company to manage its capital levels and to ensure that funding is always available to meet the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7a Loans pays a premium to the Company which, generally, is between 6% and 10% of the guaranteed amount. The Company also receives a servicing fee equal to 1% to 2% of the amount sold in the secondary market. In the event that a 7a Loan goes into default within 270 days of its sale, or prepays within 90 days, the Company is required to repurchase the loan and refund the premium to the purchaser. In the past four years, the Company has repurchased 13 loans, however no refunds of premiums were made on these repurchases.

Under the SBA’s 504 Program, the Company requires a 10% down payment. The Company then enters into a 50% first trust loan to the borrower and an interim 40% second trust loan. The first trust has a term of 20 years. The second trust is for a term of 120 days. Within the 120 day period of entering into the loan, the second trust deed loans are sold by SBA certified development companies as collateral for SBA guaranteed debentures. For 504 construction loans, the 120 day period does not commence until the notice of completion is filed. The first trust deed loans are pre-sold by the Company with no recourse, prior to releasing the funds to the purchaser. The Company retains no servicing on 504 Loans.

In addition to SBA lending, the Company makes a limited number of building and industrial loans (“B&I Loans”) guaranteed by the Farmers Home Administration (“FmHA”). The FmHA guarantee program for B&I Loans generally provides for an 80% guarantee of the loan amount with no maximum loan amount limitations. This program is generally available for businesses located in rural market areas.

The Company’s SBA lending program and portions of its real estate lending are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations including the SBA, the Federal Home Loan Mortgage Corporation (the “FHLMC”), and the Federal National Mortgage Association (the “FNMA”). The guaranteed portion of an SBA loan does not count towards the Company’s loans-to-one-borrower limitation which, at December 31, 2001 was $4.7 million.

Loan Portfolio Composition

The following table sets forth information concerning the composition of the Company’s loan portfolio at the dates indicated:

	At December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$15,332	4.97%	$11,024	4.46%	$6,064	4.16%	$7,510	6.67%	$5,271	6.82%
Aircraft loans	23,929	7.76%	24,761	10.01%	17,113	11.75%	6,007	5.33%	—	0.00%
Real estate:
Construction loans	60,264	19.53%	51,700	20.90%	27,661	18.99%	21,046	18.68%	12,518	16.20%
Secured by
One- to four-family	11,358	3.68%	25,407	10.27%	21,601	14.83%	14,087	12.51%	13,727	17.76%
Commercial	189,395	61.38%	120,118	48.56%	61,263	42.04%	55,788	49.54%	41,850	54.15%
Consumer:
Home equity lines of credit	2,615	0.85%	2,912	1.18%	2,649	1.82%	2,033	1.80%	1,270	1.64%
Other	5,635	1.83%	11,417	4.62%	9,342	6.41%	6,166	5.47%	2,652	3.43%

Total Gross loans outstanding	308,528	100.00%	247,339	100.00%	145,693	100.00%	112,637	100.00%	77,288	100.00%
Deferred loan fees, unamortized gains, and allowance for loan losses	(2,842)		(1,902)		(1,291)		(3,847)		(3,320)

Net loans	$305,686		$245,437		$144,402		$108,790		$73,968

Loan Maturity

The following table sets forth the contractual maturities of the Company’s gross loans at December 31, 2001.

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 Years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$8,472	$1,419	$986	$4,455	$15,332
Aircraft loans	513	5	223	23,188	23,929
Real estate:
Construction loans	58,084	2,180	—	—	60,264
Secured by one-to four-family residential properties	8,345	538	366	2,109	11,358
Secured by commercial properties	26,614	9,977	15,335	137,469	189,395
Consumer:
Home equity lines of credit	100	57	73	2,385	2,615
Other	2,397	1,345	1,657	236	5,635

Total Gross loans outstanding	$104,525	$15,521	$18,640	$169,842	$308,528

The following table sets forth, as of December 31, 2001, the dollar amounts of gross loans outstanding that are contractually due after December 31, 2002 and whether such loans have fixed or adjustable rates.

	Due after December 31, 2002
	Fixed	Adjustable	Total
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$2,864	$3,996	$6,860
Aircraft loans	12,762	10,654	23,416
Real estate:
Construction loans	—	2,180	2,180
Secured by one-to four-family residential properties	1,925	1,088	3,013
Secured by commercial properties	28,698	134,083	162,781
Consumer:
Home equity lines of credit	—	2,515	2,515
Other	3,238	—	3,238

Gross loans outstanding	$49,487	$154,516	$204,003

Loan Origination and Sale

The following table sets forth the Company’s loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	2001	2000	1999	1998	1997
	(dollars in thousands)
Beginning balance	$245,437	$144,402	$108,790	$73,968	$65,496
Loans originated:
Commercial loans	21,393	28,134	25,292	12,298	4,785
Real estate:
Construction loans	94,418	76,176	56,151	39,677	26,292
One-to four-family	56,607	35,214	41,605	56,868	7,595
Commercial	90,617	78,388	57,787	44,996	41,051
Consumer	4,072	8,308	5,880	5,389	1,904

Total loans originated	267,107	226,220	186,715	159,228	81,627
Loans sold
Real estate:
Construction	3,093
One-to four-family	35,284	11,365	24,802	32,933	—
Commercial	28,520	4,542	37,562	25,308	26,250

Total loans sold	66,897	15,907	62,364	58,241	26,250
Less:
Principal repayments	140,781	110,129	86,437	66,686	48,110
Other net changes (1)	(820)	(851)	2,302	(521)	(1,205)

Total loans	$305,686	$245,437	$144,402	$108,790	$73,968

1	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Commercial Real Estate Lending

The Company focuses on originating loans secured by commercial real estate, such as retail centers, small office and light industrial buildings and other mixed use commercial properties. The Company will make loans secured by special purpose properties such as motels, and, from time-to-time, restaurants. Pursuant to the Company’s underwriting policies, commercial real estate loans, which are not SBA loans, may be made in amounts up to the lesser of 75% of the appraised value of the property or the sales price. These loans may be made with terms up to 10 years and are either adjustable rate loans or fixed with a maximum term of 5 years. The Company generally requires a minimum debt service ratio (the ratio of net earnings on a property to debt service) of 1.2 to 1 or more. In addition to commercial real estate lending, and to a much lesser extent, the Company originates loans secured by multi-family residential properties.

Loans secured by commercial real estate and multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential loans. The liquidation value of commercial and multi-family properties may be adversely affected by risks generally incident to interests in real property, including changes or continued weakness in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in rental room or occupancy rates; increases in interest rates, real estate and personal property tax rates and other operating expenses (including energy costs); the availability of refinancing; changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation, taxation and other factors beyond the control of the borrower or the lender. Because of this, the Company considers the borrower’s experience in owning and managing similar properties and the Company’s lending experience with the borrower.

General business lending

The Company offers commercial business loans to businesses operating in the Company’s primary market area. The Company’s commercial business loans consist of lines of credit which require annual renewals, adjustable-rate loans with terms of five to seven years, and short term fixed-rate loans with terms of up to three years. Such loans are made up to $4.7 million, the Company’s loans-to-one-borrower limit at December 31, 2001. The Company will also enter into commercial loans in excess of $4.7 million but will participate out that portion in excess of its legal lending limit.

Aircraft lending

The Company’s commercial loan portfolio also includes loans secured by used aircraft. These loans range in size from $5,000 to $2,187,000, have 15 or 20 year terms and are offered at variable or fixed interest rates. The market for loans secured by used aircraft is dominated by a few financial institutions. Typically these loans have maturities of 15 to 20 years but are refinanced approximately every three to four years. Lenders mostly rely on relationships with aircraft dealers to compete for aircraft loans. In April 1998, the Company hired a loan officer with 15 years experience in aircraft lending and relationships with several aircraft dealers.

Aircraft loan customers are generally professionals and other high net worth individuals. The primary consideration on a loan application for an aircraft loan is the credit worthiness of the borrower and ability to repay the loan amount. The Company’s loan officers consider the costs of tie down space or hanger rental, maintenance requirements and insurance coverage in assessing the cash flow analysis of the borrower as such expenses can be substantial. In addition to the credit worthiness of the borrower, the Company will review the wholesale value of the aircraft. For loans over $200,000, an appraisal is performed on the aircraft which provides both a wholesale value and a retail value of the aircraft. Generally speaking, the wholesale value approximates 70% of the retail value. The Company will finance up to the lesser of 85% of the purchase price or 100% of the wholesale value of the aircraft. A title search is conducted on all aircraft loans. In addition, appropriate ground and air coverage insurance and title insurance must be obtained by the borrower. The term of the loans are generally no more than 20 years. At December 31, 2001, the Company had $23.9 million of aircraft loans in its commercial loan portfolio with an average size of $118,000.

Construction Lending

The Company originates construction loans on both one- to four-family residences and on commercial real estate properties. The Company originates two types of residential construction loans, consumer and builder. The Company originates consumer construction loans to build single family residences. The Company will originate builder construction loans to companies engaged in the business of constructing homes for resale. These loans may be for homes currently under contract for sale or homes built for speculative purposes to be marketed for sale during construction. For owner occupied single family residences, the borrower and the property must qualify for permanent financing. Prequalification for owner occupied single family residences can be accomplished through the Company’s Mortgage Banking Department. For commercial property, the borrower must qualify for permanent financing and the debt service coverage must be 1.2 to 1 or more. Qualification for commercial properties can be determined by the loan officer as part of the credit presentation. Absent such prequalification, a construction loan will not be approved by the Company. The Company originates land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. Construction loans are generally offered with terms up to twelve months.

Construction loans are generally made in amounts up to 75% of the value of the security property for “spec” single family residences and commercial properties and up to 80% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by the loan officer and independent construction inspectors. At December 31, 2001, the Company had construction loans, including land acquisition and development loans totaling $60.3 million or 20% of the Company’s total loan portfolio.

Construction loans are generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Company assumes certain risks associated with the borrower’s ability to complete construction timely and in a workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Company may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment.

Consumer Lending

The Company’s portfolio of consumer loans primarily consists of adjustable-rate home equity lines of credit and installment loans secured by new or used automobiles and loans secured by deposit accounts. Unsecured consumer loans are made with a maximum term of three years and a maximum loan amount of $5,000. At December 31, 2001, consumer loans totaled $8.3 million.

As of December 31, 2001, home equity loans totaled $2.6 million, or 0.85% of the Company’s gross loan portfolio. The Company’s home equity loans are adjustable-rate and reprice with changes in the Wall Street Journal prime rate. Adjustable-rate home equity lines of credit are offered in amounts up to 75% of the appraised value with a maximum loan amount of $150,000. Home equity lines of credit are offered with terms up to ten years.

One- to Four-Family Residential Lending

The Company presently offers adjustable-rate mortgage (“ARM”) loans secured by one- to four-family residences, substantially all of which are owner-occupied, with loan maturities of up to 30 years. The Company’s policy is to originate one- to four-family residential loans in amounts generally up to 80% of the lower of the appraised value or the selling price of the property securing the loan, although this percentage is generally lower and varies depending upon an internal credit rating of the proposed loan and borrower, which is based upon a credit scoring matrix.

The majority of the one- to four-family loans originated by the Company are originated to FNMA or FHLMC standards except in the case of certain loans, as to size. Such loans are entered into only when the Company has a firm commitment from a purchaser to acquire the loans prior to settlement. The loans are recorded on the Company’s books for a limited period of two to three days. The Company generally sells these loans into the secondary market without recourse, servicing released. Many of these mortgage loans are the result of earlier interim construction financing by the Company. The Company also originates a limited number of one-to four-family loans in its immediate market area which it retains in its portfolio.

The Company’s one- to four-family residential loan portfolio at December 31, 2001, was $11.4 million. As of December 31, 2001, the average loan size for one- to four-family residential loans was $329,000, the average maturity was 8 years, the average interest rate was 7.07%, and the average loan-to-value ratio was 68.6%.

Loan Servicing

Loans are serviced by the loan officer except for loans secured by single family residences and loans guaranteed by the SBA. The Company outsources loan servicing on loans secured by first trust deeds on single family residences. Loan servicing retained from the sale of the guaranteed portion of SBA loans is centralized at the Company’s corporate headquarters. As of December 31, 2001, the SBA Lending Department was servicing $69.6 million of loans originated by the Company but subsequently sold to other institutions.

The Company’s loan servicing operations are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into the Company’s data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments on loans. Regular loan service efforts include payment processing and collection follow up, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens, if any, and periodically requesting required information, including current borrower and property financial and operating statements. When payments are not received by their contractual due date, collection efforts begin on the tenth day of delinquency with a telephone contact. If the borrower is non-responsive or the loan officer feels more stringent action may be required, the Chief Credit Officer is consulted. Notices of default are generally filed when the loan has become 60-90 days past due.

Credit Risk and Loan Review

Credit risk represents the possibility that a customer or counter-party may not perform in accordance with contractual terms. The Company incurs credit risk whenever it extends credit to, or enters into other transactions with, its customers. The risks associated with extensions of credit include general risk, which is inherent in the lending business, and risk specific to individual borrowers. Loan review and other loan monitoring practices provide a means for the Company’s management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by the Company’s loan officers and are being applied uniformly throughout the Company. Implementation and daily administration of loan review rests with the Chief Credit Officer and the President who approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On an annual basis, the Board of Directors provides for a third-party outside loan review of all loans that meet certain criteria originated since the previous review. While the Company continues to review these and other related functional areas, there can be no assurance that the steps the Company has taken to date will be sufficient to enable it to identify, measure, monitor and control all credit risk.

Concentrations of Credit

The Company’s primary investment is in loans, 84.6% of which are secured by real estate. Therefore, although the Company monitors the real estate loan portfolio on a regular basis to avoid undue concentrations to a single borrower or type of real estate collateral, real estate in general is considered a concentration of investment. The Company seeks to mitigate this risk by requiring each borrower to have a certain amount of equity in the real estate at the time of origination, depending on the type of real estate and the credit quality of the borrower. Trends in the market are monitored closely by management on a regular basis.

Under federal law, the Company’s ability to make aggregate loans-to-one-borrower is limited to 15% of unimpaired capital and surplus (as of December 31, 2001, this amount was $4.7 million) plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily-marketable collateral (defined to include only certain financial instruments and gold bullion).

Investment Activities

The investment policy of the Company, as established by the Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company’s lending activities. Specifically, the Company’s policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company’s policies provide the authority to invest in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. The Company’s policies provide that all investment purchases which increase or decrease the levels total investment portfolio by $2 million in any one month (not including overnight fed funds), or that are outside the policy guidelines, be approved by the Board of Directors. Purchases and sales under this limitation and within the guidelines of the policies may be done at the discretion of the President, Chief Financial Officer or Controller. At December 31, 2001, the Company had $10.6 million in U.S. Treasury and agency securities, federal funds sold of $28.1 million and had interest bearing deposits in financial institutions totaling $497,000.

The following table sets forth the carrying values and estimated fair values of the Company’s held to maturity investment portfolio at the dates indicated.

	At December 31,
	2001		2000		1999
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value
	(dollars in thousands)
U.S. Government agency and other securities	$6,012	$6,160	$6,220	$6,253	$6,710	$6,587
Agency mortgage backed securities	3,031	3,007	—	—	—	—
SBA loan pools	1,583	1,582	599	612	—	—

Total Securities	$10,626	$10,749	$6,819	$6,865	$6,710	$6,587

The contractual maturities of securities held to maturity at December 31, 2001 were as follows:

	Amortized Cost	Estimated Fair Value
	(dollars in thousands)
Year maturing
Due in one year or less	$1,499	$1,530
Due greater than one year through five years	3,504	3,620
Due greater than five years	1,009	1,010

Subtotal U.S. Government agencies and other securities	6,012	6,160
Mortgage backed securities due greater than five years	3,031	3,007
SBA loan pools due greater than five years	1,583	1,582

Total	$10,626	$10,749

Sources of Funds

General

Deposits, loan repayments and prepayments, proceeds from the sales of loans, cash flows generated from operations and Federal Reserve borrowings are the primary sources of the Company’s funds for use in lending, investing and for other general purposes.

Deposits

The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company’s deposits consist of checking accounts, money market accounts, passbook accounts and certificates of deposit. As of December 31, 2001, core deposits constituted 37.9% of total average deposits. As of December 31, 2001, the average deposit account was $25,000. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company’s deposits are attracted primarily from individuals and small and medium-sized businesses.

The Company relies primarily on customer service, aggressive marketing and cross-selling to customers and prospects to attract and retain deposits. However, market interest rates and products, and rates offered by competing financial institutions significantly affect the Company’s ability to grow and retain deposits.

In order to develop interest income for the SBA Division, beginning in 2000 the Company began retaining the guaranteed portion of SBA loans until it met certain concentrations of SBA loans (See “BUSINESS—SBA

DIVISION” and —“SBA LENDING PROGRAMS”). In order to fund these retained assets, the Company began a program of originating wholesale deposits. While the Company intends to continue funding these loans using wholesale sources of funds, it is management’s intent to expand its retail deposit base through the development of its existing five branch network, and will consider the acquisition of branches of other institutions and/or through the addition of de novo branches as opportunities present themselves. There are no current acquisitions or additional branches planned for 2002.

The following table sets forth the distribution of the Company’s average deposit accounts for the periods indicated and the weighted average interest rates for each category of deposits presented:

	For the Year Ended December 31,
	2001			2000			1999
	Average Balance	Percent of Total Average Deposits	Average Rate	Average Balance	Percent of Total Average Deposits	Average Rate	Average Balance	Percent of Total Average Deposits	Average Rate
	(dollars in thousands)
MMDA and NOW accounts	$66,961	22.96%	2.20%	$49,287	23.36%	2.28%	$52,295	37.80%	2.36%
Savings accounts	11,330	3.88%	1.92%	11,621	5.51%	2.67%	11,580	8.37%	2.76%
Non-interest-bearing accounts	33,837	11.60%	0.00%	30,337	14.38%	0.00%	24,999	18.07%	0.00%
Time deposits less than $100,000	82,354	28.24%	5.06%	64,431	30.53%	6.25%	36,120	26.11%	5.14%
Time deposits of $100,000 or more	97,203	33.32%	5.52%	55,332	26.22%	5.97%	13,349	9.65%	5.01%

Total average deposits	$291,685	100.00%	3.85%	$211,008	100.00%	4.15%	$138,343	100.00%	3.60%

The following table represents the deposit activity of the Company for the periods indicated:

	For the Years Ended
	December 31,
	2001	2000	1999
	(dollars in thousands)
Net deposits	$69,294	$87,828	$30,146
Interest credited on deposit accounts	11,343	7,477	3,970

Total increase in deposits	$80,637	$95,305	$34,116

At December 31, 2001, the Company had $127.2 million in time deposits in amounts of $100,000 or more, consisting of 328 accounts, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$32,108	4.46%
Greater than Three Months to Six Months	38,990	3.60%
Greater than Six Months to Twelve Months	56,059	3.27%

Total	$127,157	3.60%

Employees

As of December 31, 2001 the Company had a total of 111 full-time employees and 28 part-time employees. The management of the Company believes that its employee relations are satisfactory.

Effect of Governmental Policies and Recent Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Company on its deposits and its other borrowings and the interest rate received by the Company on loans extended to its customers and securities held in the Company’s portfolio comprise the major portion of the Company’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Company. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation has been recently signed into law that, among other things, repeals the statutory restrictions on affiliations between commercial banks and securities firms. See “ FINANCIAL MODERNIZATION LEGISLATION.”

Supervision and Regulation

The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws, which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

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

The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. See discussion under “Financial Modernization Act” below for additional information.

The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control or the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

The Company is subject to the periodic reporting requirements of Section 12(g) of the Securities Exchange Act of 1934, as amended, and files certain reports and proxy statements pursuant to such Act with the Securities and Exchange Commission (the “SEC”).

The Bank

The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Comptroller. If, as a result of an examination of a bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a bank’s deposit insurance in the absence of action by the Comptroller and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or make prejudice the interest of its depositors. The Bank has never been subject to any such actions by the Comptroller or the FDIC.

The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a semiannual statutory assessment. The Bank is also subject to certain regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law. Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital.

Capital Standards

The Federal Reserve Board and the Comptroller have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total riskadjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Company to grow and could restrict the amount of profits, if any, available for the payment of dividends.

For information concerning the capital ratios of the Company and the Bank, see ITEM 7 of this report, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” as of December 31, 2001.

Prompt Corrective Action

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios described above. An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Premiums for Deposit Insurance

Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Financial Services Modernization Legislation

General.    On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

The law also:

■	broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

■	provides an enhanced framework for protecting the privacy of consumer information;

■	adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

■	modifies the laws governing the implementation of the Community Reinvestment Act; and

■	addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

“Financial in nature” activities include: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company must meet three requirements before becoming a financial holding company: all of the bank holding company’s depository institution subsidiaries must be (1) well capitalized, (2) well managed, and (3) in compliance with the Community Reinvestment Act (except in limited circumstances). In addition, the bank holding company must file with the Federal Reserve Board a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the foregoing criteria.

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

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance was optional until July 1, 2001. These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company’s financial condition or results of operations.

Consumer Protection Rules—Sale of Insurance.    In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule became effective on April 1, 2001, and applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product:

•	is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

•	is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and

•	has certain risks of investment, including the possible loss of value.

The depository institution may not condition an extension of credit on the consumer’s purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer’s agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

Safeguarding Confidential Customer Information.    In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

•	identify and assess the risks that may threaten customer information;

•	develop a written plan containing policies and procedures to manage and control these risks;

•	implement and test the plan; and

•	adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance, resulting in a rating by the appropriate bank regulatory agency of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance.” At its last examination by the Comptroller, the Bank received a CRA rating of “Satisfactory.”

Safety and Soundness Standards

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) imposes certain specific restrictions on transactions and requires federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit to an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

Factors That May Affect Future Results of Operations

In addition to the other information contained in this Report, the following risks may affect the Company. If any of these risks occur, the Company’s business, financial condition or operating results could be adversely affected.

Dependence on Real Estate.    A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2001, real estate served as the principal source of collateral with respect to approximately 84.6 percent of the Bank’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Company, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

Interest Rate Changes.    The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Company must pay on deposits and borrowings. The difference between the rates the Company receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Company’s current volume and mix of interest-bearing liabilities and interest-earning assets, the Company’s interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. The Federal Reserve Board’s decrease in rates during 2001 substantially impacted the Company’s interest rate spread, as such spread for 2001 declined to 4.17% from 5.24% for 2000. Although the Company believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on the Company’s and the Bank’s business, financial condition and results of operations.

Competition.    Competition may adversely affect the Company’s performance. The financial services business in the Company’s market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers.

The Company faces competition both in attracting deposits and in making loans. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides. Increasing levels of competition in the banking and financial services businesses may reduce the Company’s market share or cause the prices it charges for its services to fall. The Company’s results may differ in future periods depending on the nature or level of competition.

Regulation.    The Company and the Bank are subject to government regulation that could limit or restrict their activities, adversely affecting operations. The financial services industry is heavily regulated. Federal and state regulation is designed to protect the deposits of consumers, not to benefit shareholders. The regulations impose significant limitations on operations, and may be changed at any time to impose significant new limitations, possibly causing the Company’s results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve Board, significantly affects credit conditions for the Company.

Borrowers’ Failure to Perform.    A significant number of the Bank’s borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, resulting in losses for the Company. This risk increases when the economy is weak, as it has been recently. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the Company’s results of operations.

Operations Risk.    The Bank is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Bank maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by the Bank’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations.

Geographic Concentration.    The Company’s operations are largely concentrated in San Diego County, California. As a result of this geographic concentration, the Company’s results depend largely upon economic and business conditions in this region. A deterioration in economic and business conditions in this market area could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for the Company’s products and services, which in turn may have a material adverse effect on the Company’s results of operations.

War on Terrorism.    The terrorist attacks of September 11, 2001 and ensuing worldwide war on terrorism may lead to unexpected shifts in cash flows, deposit levels, and general economic activity. US banking agencies have warned of the possible impact of such events on the capital ratios of banks. In addition, the USA PATRIOT Act, which became effective December 25, 2001 as part of the war on terrorism, imposes substantial new responsibilities on banks for preventing, detecting and reporting flows of funds to terrorist organizations. The act also directs the Treasury Department to prepare detailed regulations for these purposes, such as new record keeping requirements, verification standards for customer identification and sharing information with the government. The full impact of the new law and its implementing regulations on the Bank and the Company cannot be predicted at this time.

ITEM 2.    PROPERTIES

The Company occupies a permanent headquarters facility which is located at 130 West Fallbrook Street, Fallbrook, California. The purchase price for the headquarters was approximately $550,000 for the land, building and improvements. The building has approximately 4,000 square feet. The Bank also leases approximately 9,207 square feet in a building across the parking lot from its headquarters building. This extension houses certain of the Bank’s administrative functions.

On February 23, 2001, the Bank entered into a letter of intent to lease an approximately 32,000 square foot building in Escondido, located at 900 Canterbury Place, Escondido, California. The building will replace administrative office space located in Fallbrook, although the Company intends to maintain and operate the existing Fallbrook branch, as well as operate a loan production office near the branch. Construction of the new building is completed, and the Company intends to relocate to this new facility in March 2002. As part of this process, the Company will terminate its lease on all but 1,300 of the 9,200 square feet mentioned above, as well as the Company’s 1,770 square foot Escondido branch, which opened in April 2001, and the 3,637 square foot additional administrative space in Fallbrook. The Company intends to sublease a portion of the new facility to third party tenants.

On March 24, 1997, the Bank relocated its Temecula branch office to 27541 Ynez Road, Temecula, California. The office contains approximately 6,338 square feet and is leased pursuant to a lease expiring in March 2007. On August 4, 1998, the Bank opened a branch office located at 1690 S. Melrose Drive, Vista, California. This office contains approximately 5,700 square feet and is leased pursuant to a lease expiring on June 3, 2008. On April 2, 2001, the Bank opened a branch office located at 1320 West Valley Parkway, Suite 306, Escondido, California. This office contains approximately 1,770 square feet and is leased pursuant to a lease expiring on April 30, 2002. On December 17, 2001, the Bank opened a branch office located at 5256 South Mission Road, Suite 1001, Bonsall, California. This office contains approximately 2,652 square feet and is leased pursuant to a lease expiring on December 31, 2006. The Bank also maintains loan production offices in leased premises at 1440 No. Harbor Blvd., Suite 800-38, Fullerton, California; 920 Hampshire Road, Suite A-11, Westlake Village, California; 1100 Melody Lane, Suite 216, Roseville, California; 17011 Beach Blvd., Suite 900, Huntington Beach, California and 811 No. Central Ave., Glendale, California. The Bank also leases some additional office space in Fallbrook to house administrative and lending personnel, which will be terminated as of March 31, 2002. The branch offices and the additional offices are considered adequate for the Bank’s current needs. The Bank’s rental expense for 2001 was $523,000. See Note 13 of the Company’s financial statements included in Item 8 of this Report for certain additional information concerning the amount of the Bank’s lease commitments.

ITEM 3.    LEGAL PROCEEDINGS

The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. The Company is not a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company’s business) and no such proceedings are known to be contemplated.

There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company or 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company is a party, and none of the above persons has a material interest adverse to the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Prior to the Company’s formation, the Bank’s common stock was listed on the Nasdaq SmallCap Market under the symbol “FBRK.” At the effective time of the Holding Company Formation on June 25, 1999, the Company’s common stock became listed on the Nasdaq National Market under the symbol “CMBC.”

The information in the following table indicates for each quarterly period during the last two years the high and low closing sale prices of the Company’s common stock. Prices do not include retail mark-ups, markdowns or commission. The information has been adjusted to reflect the 5% stock dividends in the fourth quarters of 2000 and 2001.

Quarter Ended	Closing Prices
2000	Low	High
March 31	$4.422	$5.442
June 30	$4.677	$5.896
September 30	$5.215	$6.122
December 31	$5.833	$7.619

Quarter Ended	Closing Prices
2001	Low	High
March 31	$6.488	$7.738
June 30	$6.010	$7.738
September 30	$5.952	$7.524
December 31	$5.905	$7.000

Holders

As of March 1, 2002, there were approximately 375 shareholders of record of the Company’s common stock, and approximately 966 beneficial shareholders, including the shareholders of record. There are no other classes of common equity outstanding.

Dividends

The Company is a legal entity separate and distinct from the Bank. The Company’s shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the Delaware General Corporation Law (the “Corporation Law”). The Corporation Law provides that a corporation may dividend out of any surplus, and, if it has no surplus, out of any net profits for the fiscal year in which the dividend was declared or for the preceding fiscal year (provided that the payment will not reduce capital below the amount of capital represented by all classes of shares having a preference upon the distribution of assets).

There were no cash dividends paid by the Company during 2001, 2000 or 1999.

The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 1999, which was paid on November 30, 1999. The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 2000, which was paid on November 30, 2000. The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 2001, which was paid on November 30, 2001.

Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

On June 28, 2001, the Company entered into a loan agreement with Pacific Coast Bankers’ Bank pursuant to which the Company can borrow up to $2.0 million on a revolving line of credit. The Company borrowed $1.0 million on June 29, 2001, and the proceeds of such loan were invested by the Company in the Bank in the form of equity capital. The loan documents require the Company to obtain the prior consent of Pacific Coast Bankers’ Bank before paying any cash dividend.

The availability of operating funds for the Company and the ability of the Company to pay a cash dividend depends largely on the Bank’s ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the National Bank Act. In general, dividends may not be paid from any of the Bank’s capital. Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. Additionally, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of such bank’s net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-years in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared. The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Furthermore, the Comptroller also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

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

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA – COMMUNITY BANCORP INC.

	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Year Ended December 31:
Interest income	$25,205	$21,176	$12,825	$10,953	$8,960
Interest expense	12,481	9,806	4,281	3,740	3,001

Net interest income	12,724	11,370	8,544	7,213	5,959
Provision for loan losses	1,470	965	385	538	490

Net interest income after provision for loan losses	11,254	10,405	8,159	6,675	5,469
Other operating income	2,946	2,178	5,576	3,877	2,745
Other operating expense	12,315	10,930	11,284	8,410	6,016

Income before income taxes	1,885	1,653	2,451	2,142	2,198
Income taxes	783	652	900	885	948

Net income	$1,102	$1,001	$1,551	$1,257	$1,250

Per share:
Net income – basic	$0.38	$0.37	$0.59	$0.48	$0.46
Net income – diluted	$0.37	$0.37	$0.57	$0.47	$0.45
Weighted average shares for Basic E.P.S. calculation	2,896,372	2,675,876	2,647,247	2,614,647	2,723,268
Weighted average shares for Diluted E.P.S. calculation	2,974,261	2,725,412	2,707,228	2,687,515	2,789,253
Cash dividends	$–	$–	$–	$0.10	$0.20
Book value at year-end (adjusted for stock dividends)	$4.98	$4.36	$4.05	$3.43	$3.05
Ending shares (adjusted for stock dividends)	3,311,490	2,804,070	2,797,175	2,786,533	2,776,241

Period Averages:
Total Assets	$322,753	$235,084	$152,798	$121,253	$98,134
Total Loans	$271,433	$197,938	$121,926	$92,312	$73,812
Total Earning Assets	$304,691	$218,593	$137,229	$110,385	$89,121
Total Deposits	$291,685	$211,008	$138,343	$110,380	$88,245
Common Equity	$14,143	$11,609	$10,126	$8,813	$8,714

At December 31,
Cash and cash equivalents	$38,946	$17,830	$15,376	$16,314	$23,970
Investments and other securities	12,287	8,034	7,763	2,608	1,637
Loans, net of fees, costs and discounts	308,474	247,425	145,521	109,701	74,534
Allowance for loan losses	(2,788)	(1,988)	(1,119)	(911)	(566)
Other assets	13,304	9,395	8,440	8,592	7,478

Total Assets	$370,223	$280,696	$175,981	$136,304	$107,053

Non-interest bearing deposits	$38,258	$33,326	$27,597	$20,407	$16,277
Interest bearing deposits	295,076	219,371	129,795	102,869	79,427
Other borrowings	15,813	10,916	3,971	1,000	1,000
Reserve for losses on commitments to extend credit	285	238	208	81	84
Other liabilities	4,290	4,609	3,073	2,401	1,792
Shareholders’ equity	16,501	12,236	11,337	9,546	8,473

Total Liabilities and Shareholders’ equity	$370,223	$280,696	$175,981	$136,304	$107,053

Selected Consolidated Financial Data – Community Bancorp Inc. (Continued)
	2001	2000	1999	1998	1997
	(In thousands)
Asset Quality
Non-accrual loans	$3,174	$57	$1,809	$969	$374
Troubled debt restructuring	$–	$–	$–	$723	$727
Loans past due 90 days or more	29	–	–	–	–
Other real estate owned/repossessed assets	1,900	–	–	203	–

Total non performing assets	$5,103	$57	$1,809	$1,895	$1,101

Memo: Government guaranteed portion of:
Non performing loans	$2,063	$20	$1,395	$293	$103
Total gross loans	$48,598	$35,058	$5,952	$293	$103

Financial Ratios
For the year:
Return on average assets	0.34%	0.43%	1.02%	1.04%	1.27%
Return on average equity	7.79%	8.62%	15.32%	14.26%	14.34%
Net interest margin	4.18%	5.20%	6.23%	6.53%	6.69%
Net loan losses to average loans	0.23%	0.03%	0.04%	0.21%	0.33%
Efficiency ratio	78.59%	81.32%	77.35%	75.83%	67.39%
At December 31:
Holding Company Regulatory Ratios
Tier 1 capital to average assets (leverage ratio)	6.18%	5.88%	6.67%	6.61%	7.72%
Tier 1 capital to risk-adjusted assets	7.65%	7.12%	7.78%	7.98%	10.20%
Total capital to risk-adjusted assets	10.30%	10.68%	8.71%	8.86%	11.01%
Bank Subsidiary Regulatory Ratios
Tier 1 capital to average assets (leverage ratio)	7.94%	8.53%	8.50%	6.61%	7.72%
Tier 1 capital to risk-adjusted assets	9.82%	9.76%	9.94%	7.98%	10.20%
Total capital to risk-adjusted assets	10.89%	10.75%	10.87%	8.86%	11.01%

Allowance for loan losses	$2,788	$1,988	$1,119	$911	$566
Reserve for losses on commitments to extend credit	$285	$238	$208	$81	$84
Loan loss allowance to loans, gross	0.90%	0.80%	0.77%	0.81%	0.73%
Loan loss allowance to loans held for investment, net of government guarantees	1.26%	1.00%	0.82%	0.86%	0.73%
Loan loss allowance, including reserves for commitments to extend credit, to loans, gross	1.00%	0.90%	0.91%	0.88%	0.84%
Non-accrual loans to total loans, gross	1.03%	0.02%	1.24%	0.86%	0.48%
Non perfoming assets to total assets	1.38%	0.02%	1.03%	1.39%	1.03%
Allowance for loan losses to non accrual loans	88%	3488%	62%	94%	151%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath, and other factors referenced in this report, including in “Item 1. BUSINESS—Factors that May Affect Future Results of Operations.” The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Community Bancorp Inc. became the parent of Community National Bank on June 25, 1999. Community National Bank, formerly Fallbrook National Bank, (the “Bank”) commenced operations in 1985 and has focused primarily on providing commercial banking products and services to small and mid-sized businesses in its primary market area. In the early 1990’s the Bank began its SBA lending program. The Bank is currently a “Preferred Lender” with the SBA in California.

On June 25, 1999, the Bank became the wholly owned subsidiary of Community Bancorp Inc. (the “Company”) through a holding company reorganization, where each share of Bank stock was exchanged for a share of Company stock on a one for one basis. The reorganization was accounted for on a basis similar to the pooling of interest method, resulting in a tax free exchange. No additional equity was issued as part of this transaction. In the consolidated financial statements and footnotes presented herein, references to the Bank are references to Community National Bank. References to the Company are references to Community Bancorp Inc. (including the Bank), except for periods prior to June 25, 1999, in which case, references to the Company are references to the Bank.

The Company’s primary market area is northern San Diego County consisting of the communities of Bonsall/Fallbrook, Escondido, and Vista, and Southwestern Riverside County consisting of the community of Temecula. The populations of Bonsall/Fallbrook, Escondido, Temecula and Vista were approximately 43,000, 134,000, 67,000 and 86,000, respectively as of 2000. The average household incomes for Bonsall/Fallbrook, Escondido, Temecula and Vista were approximately $38,000, $43,000, $62,000 and, $44,000, respectively, as of 2000. The population growth rate for the northern San Diego County and Southwestern Riverside Counties was approximately 18% and 12% per annum, respectively.

At December 31, 2001, the Company had total assets of $370.2 million, total loans, net, of $305.7 million and total deposits of $333.3 million.

RESULTS OF OPERATIONS

Net Income
Net income was $1.1 million for the year ended December 31, 2001 compared to $1.0 million and $1.6 million for the years ended December 31, 2000 and 1999, respectively. Basic earnings per share were $0.38, $0.37 and $0.59 for the years ended December 31, 2001, 2000 and 1999, respectively. Diluted earnings per share were $0.37, $0.37 and $0.57 for the years ended December 31, 2001, 2000 and 1999, respectively. Earnings per share for 2000 and 1999 have been adjusted for the effects of the stock dividends in 2001, 2000 and 1999.

The return on average assets (“ROAA”) for the year ended December 31, 2001 was 0.34% compared with 0.43% for the year ended December 31, 2000 and 1.02% for the year ended December 31, 1999. The decrease in the ROAA from 2000 to 2001 was due to the 32% growth in total assets, combined with lower net interest margin. The decrease in ROAA from 1999 to 2000 was due to the 60% growth in total assets, combined with the decline in net income as a result of the reduction in sales of SBA 7a loans. The return on average equity (“ROAE”) was 7.79% for the year ended December 31, 2001 compared to 8.62% for the year ended December 31, 2000, and 15.32% for the year ended December 31, 1999. The reduction in ROAE from 2000 to 2001 was due to the increase in average equity as a result of the $3.0 million in capital raised through the issuance of common stock in a private placement. The reduction in ROAE from 1999 to 2000 was due to the decline in net income as a result of the reduction in sales of SBA 7a loans.

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

Net interest income before provision for estimated loan losses for the year ended December 31, 2001 was $12.7 million compared to $11.4 million for the year ended December 31, 2000 and was $8.5 million for the year ended December 31, 1999. This increase was primarily due to the increase in the average interest earning assets, partially offset by a decrease in the net interest margin. Average interest earning assets were $304.7 million with a net interest margin of 4.18% for the year ended December 31, 2001 compared to $218.6 million with a net interest margin of 5.20% for the year ended December 31, 2000, and $137.2 million with a margin of 6.23% for the year ended December 31, 1999. The decline in net interest margin is the result of the 4.25% decline in interest rates in 2001 combined with the asset sensitive position of the Company. The yield on interest earning assets declined to 8.27% for the year ended December 31, 2001, compared to 9.69% for the year ended December 31, 2000 and was 9.35% for the year ended December 31, 1999. The cost of liabilities declined to 4.10% for the year ended December 31, 2001 compared to 4.45% for the year ended December 31, 2000 and was 3.03% for the year ended December 31, 1999.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and nonaccrual loans are included as interest bearing loans for the purpose of this table.

For the Years Ended December 31,	2001			2000			1999
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$7,937	$492	6.20%	$7,865	$455	5.79%	$5,327	$301	5.65%
Fed funds sold	25,321	900	3.55	12,790	788	6.16	9,976	482	4.83
Loans:
Commercial	116,688	9,495	8.14	84,445	8,316	9.85	53,404	5,128	9.60
Real Estate	147,160	13,676	9.29	103,818	10,926	10.52	62,393	6,350	10.18
Consumer	7,585	642	8.46	9,675	691	7.14	6,129	564	9.20

Total loans	271,433	23,813	8.77	197,938	19,933	10.07	121,926	12,042	9.88

Total earning assets	304,691	25,205	8.27	218,593	21,176	9.69	137,229	12,825	9.35
Non earning assets	18,062			16,491			15,569

Total average assets	$322,753			$235,084			$152,798

Average liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing accounts	$78,291	1,689	2.16	$60,908	1,434	2.35	$63,875	1,556	2.44
Time deposits	179,557	9,539	5.31	119,763	7,333	6.12	49,469	2,490	5.03

Total interest bearing deposits	257,848	11,228	4.35	180,671	8,767	4.85	113,344	4,046	3.57
Demand deposits	33,837	–	0.00	30,337	–	0.00	24,999	–	0.00
Trust Preferred Securities	10,000	1,112	11.12	7,705	867	11.25	–	–	0.00
Other borrowings	2,567	141	5.49	1,661	172	10.36	2,822	235	8.33

Total interest bearing liabilities	304,252	12,481	4.10	220,374	9,806	4.45	141,165	4,281	3.03
Accrued expenses and other liabilities	4,358			3,101			1,507
Net shareholders’ equity	14,143			11,609			10,126

Total average liabilities and shareholderss’’ equity	$322,753			$235,084			$152,798

Net interest spread			4.17			5.24			6.32

Net interest income		$12,724			$11,370			$8,544

Net yield on interest-earning assets			4.18%			5.20%			6.23%

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

For the Years Ended December 31,	2001 vs. 2000			2000 vs. 1999
	(dollars in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Earning assets:
Securities and time deposits at other banks	$4	$33	$37	$143	$11	$154
Federal funds sold	772	(660)	112	136	170	306
Loans:
Commercial	3,176	(1,997)	1,179	2,980	208	3,188
Real Estate	4,560	(1,810)	2,750	4,217	359	4,576
Consumer	(149)	100	(49)	326	(199)	127

Total loans	7,587	(3,707)	3,880	7,523	368	7,891

Total earning assets	8,363	(4,334)	4,029	7,802	549	8,351
Interest bearing liabilities:
Interest bearing deposits:
Savings and interest bearing accounts	409	(154)	255	(72)	(50)	(122)
Time deposits	3,659	(1,453)	2,206	3,536	1,307	4,843

Total interest bearing deposits	4,068	(1,607)	2,461	3,464	1,257	4,721
Trust Preferred Securities	868	(623)	245	868	(1)	867
Other borrowings	94	(125)	(31)	(97)	34	(63)

Total interest bearing liabilities	5,030	(2,355)	2,675	4,235	1,290	5,525

Change in net interest income	$3,333	$(1,979)	$1,354	$3,567	$(741)	$2,826

Interest Income
Interest income for the year ended December 31, 2001 increased to $25.2 million, compared to $21.2 million for the year ended December 31, 2000 and $12.8 million for the year ended December 31, 1999. This increase was primarily due to an increase in the average balance of interest earning assets, offset with a decrease in the yield on those assets. Average interest earning assets increased to $304.7 million for the year ended December 31, 2001 compared to $218.6 million for the year ended December 31, 2000, and were $137.2 million for the year ended December 31, 1999. The yield on interest earning assets decreased to 8.27% for the year ended December 31, 2001 compared to 9.69% for the year ended December 31, 2000 and was 9.35% for the year ended December 31, 1999. The largest single component of interest earning assets was loans receivable, which had an average balance of $271.4 million with a yield of 8.77% for the year ended December 31, 2001, compared to $197.9 million with a yield of 10.07% for the year ended December 31, 2000 and $121.9 million with a yield of 9.88% for the year ended December 31, 1999. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan, including the reduction in sale of SBA 7a loans in 2000. The decline in yield on loans was due to the 4.25% decline in interest rates in 2001. Approximately 75% of the Company’s loans have a variable rate tied to prime, which reprice either daily or at the beginning of the subsequent quarter following a rate change.

Interest Expense
Interest expense for the year ended December 31, 2001 increased to $12.5 million compared to $9.8 million for the year ended December 31, 2000, and was $4.3 million for the year ended December 31, 1999. This increase was due to an increase in average deposits, combined with the higher average balance of Trust Preferred securities issued in 2000, and was partially offset by the decline in the cost of deposits. Average interest-bearing liabilities increased to $304.3 million for the year ended December 31, 2001 from $220.4 million for the year ended December 31, 2000 and were $141.2 million for the year ended December 31, 1999. The increase in interest expense reflects a change in the composition of interest-bearing liabilities, including the average balance of Trust Preferred securities, combined with the increase in average interest-bearing liabilities, and partially offset by a decrease in the cost of funds. Average time deposits increased to $179.6 million with a cost of 5.31% for the year ended December 31, 2001 from $119.8 million with a cost of 6.12% for the year ended December 31, 2000, and were $49.5 million with a cost of 5.03% for the year ended December 31, 1999. Beginning in 2000, wholesale CDs were utilized to fund the SBA guaranteed portions of loans retained, as well as loans held for sale. Wholesale CDs increased to $81.7 million as of December 31, 2001 compared to $50.4 million as of December 31, 2000 and $10.1 million as of December 31, 1999.

In March, 2000, the Company’s subsidiary, Community (CA) Capital Trust I, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities (“TRUPS-Registered Trademark-”), with a liquidation value of $1,000 per share. The Company used the proceeds to pay off $3.2 million in borrowed funds, and contributed an additional $5.8 million in the Bank. During 2001, the Company utilized various credit lines and FHLB advances for liquidity purposes. The credit lines are priced at a margin over prime, while the FHLB advances are priced on a transaction by transaction basis. Average other borrowings increased to $2.6 million with a cost of 5.49%, from $1.7 million with a cost of 10.36% for the year ended December 31, 2000 and $2.8 million with a cost of 8.33% for the year ended December 31, 1999.

Provision for Estimated Loan Losses
Due to the growth in loans and increase in net loans charged off, the provision for loan losses totaled $1,470,000 for the year ended December 31, 2001, compared to $965,000 for the year ended December 31, 2000 and $385,000 for the year ended December 31, 1999. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income
Other operating income represents non-interest types of revenue and is comprised primarily of gains from the sale of loans, other fee income, income for servicing SBA loans, and service charges on deposit accounts. Other operating income was $2.9 million for the year ended December 31, 2001 compared to $2.2 million for the year ended December 31, 2000 and was $5.6 million for the year ended December 31, 1999. The increase in other operating income in 2001 compared to 2000 is the direct result of the increase in sales of SBA and mortgage loans. The decrease in 2000 from 1999 was the result of the reduction in sales of SBA 7a loans.

During the year ended December 31, 2001 the Company originated $54.5 million in SBA government guaranteed loans compared to $47.2 million during the year ended December 31, 2000 and $38.5 million during the year ended December 31, 1999. The Company originated $42.5 million in mortgage loans during the year ended December 31, 2001 compared to $13.5 million during the year ended December 31, 2000 and $23.6 million during the year ended December 31, 1999. The Company sold approximately $28.5 million in SBA loans and $35.3 million in mortgage loans during the year ended December 31, 2001, compared to $4.5 million in SBA loans and $11.4 million in mortgage loans during the year ended December 31, 2000 and $37.6 million in SBA loans and $24.8 million in mortgage loans during the year ended December 31, 1999. The increase in origination and subsequent sale of SBA and mortgage loans is a direct result of the lower interest rates experienced in 2001, which significantly increased the demand for SBA financing and the amount of mortgage loan refinances during the year. The sales of SBA 7a, 504 and mortgage loans generated net gains on sale of approximately $1.1 million for the year ended December 31, 2001 compared to $162,000 for the year ended December 31, 2000 and $3.6 million for the year ended December 31, 1999. There were no sales of SBA 7a loans during 2000. The increase in sales of SBA loans in 2001 is the result of the Company reaching its desired mix of SBA loans as a percentage of total loans outstanding. The Company’s strategic plan calls for limitations in the concentration of SBA loans to total loans outstanding. SBA loans are therefore now being sold in order to keep the concentration below the established limit set by the Board of Directors.

Loan servicing fees, net, decreased to $378,000 for the year ended December 31, 2001 compared to $654,000 for the year ended December 31, 2000 and $321,000 for the year ended December 31, 1999. The Company and the industry experienced a significant increase in prepayments during the years ended December 31, 2001 and December 31, 1999, compared to prior years, which resulted in a write downs of $249,000 and $742,000 of the servicing asset, respectively. Prepayments decreased substantially in 2000 as interest rates increased. Servicing income is expected to increase as SBA loans are sold with servicing retained in the future. The Company measures its servicing asset and Interest Only (the “IO”) strips on a quarterly basis using industry prepayment speeds. The Company’s SBA servicing for others decreased to $69.6 million as of December 31, 2001 compared to $77.6 million as of December 31, 2000 and $92.2 million as of December 31, 1999.

Customer service charges increased to $533,000 in 2001 compared to $394,000 in 2000 and $371,000 in 1999. Total deposits in transaction accounts, including demand, savings and money market accounts, increased to $126.2 million as of December 31, 2001 compared to $101.2 million and $84.5 million as of December 31, 2000 and 1999, respectively.

Other fee income totaled $944,000 for the year ended December 31, 2001 compared to $968,000 for the year ended December 31, 2000 and $1.3 million for the year ended December 31, 1999. The decrease is directly related to the decrease in other SBA non-guaranteed loan production.

Other Operating Expenses
Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director/officer/employee expenses, office expenses, ESOP loan expense and other expenses are the major categories of other operating expenses. Other operating expenses, excluding non-recurring expenses, increased to $12.3 million for the year ended December 31, 2001 compared to $11.0 million and $10.9 million for the years ended December 31, 2000 and 1999, respectively.

As a percentage of average assets these expenses, excluding non-recurring expenses, decreased to 3.8% for the year ended December 31, 2001 compared to 4.7% for the year ended December 31, 2000 and 7.1% for the year ended December 31, 1999. Salary and benefit expenses increased to $6.7 million for the year ended December 31, 2001 compared to $5.8 million for the year ended December 31, 2000, and were $6.0 million for the year ended December 31, 1999. The salary and benefit expense increase can be attributed to the opening of two new branch offices. As of December 31, 2001, the Company had 111 full time employees and 28 part time employees, compared to 111 full time employees and 15 part time employees as of December 31, 2000 and 104 full time employees and 11 part time employees as of December 31, 1999. Other recurring operating expenses were $5.6 million for the year ended December 31, 2001, compared to $5.2 million for the year ended December 31, 2000 and were $4.9 million for the year ended December 31, 1999. The largest increase in other recurring operating expenses was data processing, which increased to $967,000 for the year ended December 31, 2001 compared to $825,000 for the year ended December 31, 2000 and were $761,000 for the year ended December 31, 1999. Data processing expenses increased due to the expansion of the Company’s lending and retail banking operations.

Non-recurring expenses were incurred during the years ended December 31, 2000 and 1999. No non-recurring expenses were incurred during 2001. During 1999, the Company accrued $298,000 for a lawsuit, which was subsequently appealed. An additional $64,000 was expensed that year in connection with the formation of the holding company. During 2000, due to the overturn of a portion of the ruling, the lawsuit was settled, resulting in a recovery of $271,000. This recovery was partially offset by the cost of changing the name of the Bank subsidiary, which totaled $184,000 in 2000. No further expense is expected to occur on any of these issues.

The following table compares each of the components of other operating expenses for the years ended December 31, 2001, 2000 and 1999, respectively:

For the years ended December 31,	2001	2000	1999
	(dollars in thousands)
Other operating expenses:
Salaries and employee benefits	$6,657	$5,841	$6,011
Occupancy	908	847	854
Telephone	295	270	266
Premises and equipment	707	570	508
Marketing and promotions	321	363	230
Data processing	967	825	761
Professional services	762	687	667
Director, officer and employee expense	486	486	410
Office expenses	414	327	357
ESOP loan expense	153	205	204
Other non-recurring expense (income)	—	(87)	362
Other expenses	645	596	654

Total other operating expenses	$12,315	$10,930	$11,284

Provision for Income Taxes
The effective income tax rate was 41.5%, 39.4% and 36.7% for the years ended December 31, 2001, 2000 and 1999, respectively. Provisions for income taxes totaled $783,000, $652,000 and $900,000 for the years ended December 31, 2001, 2000 and 1999, respectively. See Footnote 10 of the Consolidated Financial Statements for additional information.

FINANCIAL CONDITION
General
The change in strategy from selling SBA 7a loans to retaining a portion of them, combined with the strength of the Southern California economy in the last three years and the community bank sales opportunities created by the large banks’ continued industry consolidation are reflected in the growth of the Company’s balance sheet in 2001. The Company attracted quality customers from the larger banks because of the higher level of personalized service offered by community banks. As of December 31, 2001 total assets increased 32% to $370.2 million compared to $280.7 million as of December 31, 2000. Total gross loans increased to $308.5 million as of December 31, 2001, or 25%, compared to $247.3 million as of December 31, 2000.

Deposits grew 32% to $333.3 million as of December 31, 2001, compared to $252.7 million as of December 31, 2000. Federal funds sold increased 155% to $28.1 million as of December 31, 2001 compared to $11.0 million as of December 31, 2000. The increase in federal funds sold is the net result of the increased in deposits and borrowed funds, which were partially offset by the increase in loans.

Shareholders’ equity increased to $16.5 million, or 35%, as of December 31, 2001 compared to $12.2 million as of December 31, 2000. In July, 2001, the Company raised $3.0 million through the issuance of common stock in a private placement. Please refer to the “Capital” section of this section of the Report for further information.

Investments
The Company’s investment portfolio consists primarily of certificates of deposit (“CDs”) with other financial institutions, US Treasury and agency securities, mortgage backed securities, SBA securities and overnight investments in the Federal Funds market. As of December 31, 2001 and 2000, CDs with other financial institutions were $596,000 and $790,000, respectively, of which $500,000 was securing the Employee Stock Ownership Plan (ESOP) loan from another California bank which was funding the Company’s ESOP. As of December 31, 2001 the Company held $10.6 million in US Government agency and other securities compared to $6.8 million as of December 31, 2000. Of these securities, $3.0 million were held as collateral for public funds, treasury, tax and loan deposits, and for other purposes at December 31, 2001. The Company held $515,000 in Federal Reserve Bank stock as of December 31, 2001, compared to $425,000 as of December 31, 2000. The Company held $550,000 in Federal Home Loan Bank stock as of December 31, 2001, compared to none as of December 31, 2000. Average Federal Funds sold for the year ended December 31, 2001 was $25.3 million compared to $12.8 million for the year ended December 31, 2000.

Loans
Loan balances, net of the allowance for loan losses, increased to $305.7 million as of December 31, 2001, compared to $245.4 million as of December 31, 2000. A healthy loan demand resulted in a 16.6% increase in construction lending, a 39.1% increase in commercial loans, a 57.7%

increase in commercial and multi-family real estate lending. The reduction in mortgage loans outstanding was due to the sale of mortgage loans. The servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Company was $69.6 million as of December 31, 2001 compared to $77.6 million as of December 31, 2000.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans, Other Real Estate Owned (OREO) and other repossessed assets. Nonperforming loans are those loans which have: (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under the Company’s asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on nonaccrual status. The Company did not have any Other Real Estate Owned at December 31 2001, 2000 or 1999. The other repossessed asset of $1.9 million at December 31, 2001 is the result of the repossession of an aircraft.

The following table sets forth the Company’s nonperforming assets at the dates indicated:

At December 31,	2001	2000	1999	1998	1997
	(dollars in thousands)
Non-accrual loans	$3,174	$57	$1,809	$969	$374
Troubled debt restructurings	–	–	–	723	727
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	29	–	–	203	–

Total non-performing loans	3,203	57	1,809	1,895	1,101
Other repossessed assets	1,900	–	–	–	–

Total non-performing assets	$5,103	$57	$1,809	$1,895	$1,101

SUPPLEMENTAL DATA
Total Assets	$370,223	$280,696	$175,981	$136,304	$107,053
Total gross loans	$308,528	$247,339	$145,693	$112,637	$77,288
Total loans held for investment	$269,451	$234,306	$142,667	$106,037	$77,288
Undisbursed portion of construction and other loans	$63,867	$53,809	$46,744	$27,528	$22,211
Government guaranteed portion of total loans	$48,598	$35,058	$5,952	$293	$103
Non-performing loans, net of government guarantees	$1,140	$37	$414	$1,602	$998
Allowance for loan losses	$2,788	$1,988	$1,119	$911	$566
Reserves for losses on commitments to extend credit	$285	$238	$208	$81	$84
Allowance for loan losses and reserves for losses on
commitments to extend credit	$3,073	$2,226	$1,327	$992	$650
Loan loss allowance to loans, gross	0.90%	0.80%	0.77%	0.81%	0.73%
Loan loss allowance to loans held for investment,
net of government guarantees	1.26%	1.00%	0.82%	0.86%	0.73%
Allowance for loan losses to non accrual loans	87.84%	3487.72%	61.86%	94.01%	151.34%
Allowance for loan losses, including reserves for losses on commitments to extend credit, to:
Total loans	1.00%	0.90%	0.91%	0.88%	0.84%
Total loans held for investment, net of government guarantees	1.39%	1.12%	0.97%	0.94%	0.84%
Non-accrual loans	97%	3905%	73%	102%	174%
Non-performing loans	96%	3905%	73%	52%	59%
Non-performing loans, net of government guarantees	270%	6016%	321%	62%	65%
Non-performing assets	60%	3905%	73%	52%	59%
Total non-performing assets to total assets	1.38%	0.02%	1.03%	1.39%	1.03%
Total non-performing loans, net of government guarantees to total assets	0.31%	0.01%	0.24%	1.18%	0.93%
Total non-performing loans to total loans	1.04%	0.02%	1.24%	1.68%	1.42%
Total non-performing loans, net of government guarantees,to total loans	0.37%	0.01%	0.28%	1.42%	1.29%

Nonaccrual Loans. Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of December 31, 2001, 2000 and 1999, all impaired or nonaccrual loans were collateral-dependent. The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of December 31, 2001, the Company had twelve loans on nonaccrual status, totaling $3,174,000. Of this total, $2,063,000, or 65%, was guaranteed by the government. As of December 31, 2000, the Company had five loans on nonaccrual status, totaling $57,000. Of this total, $20,000, or 35%, was guaranteed by the government. The Company had eight loans on nonaccrual status as of December 31, 1999, totaling $1,809,000. Of this total $1,395,000, or 77%, was guaranteed by the government. Interest income that would have been recorded on loans on nonaccrual status, under the original terms of such loans, would have totaled $165,000 for the year ended December 31, 2001, $9,000 for 2000 and $74,000 for 1999. In addition to the loans disclosed above as nonaccrual or restructured, management has also identified approximately $2.6 million in loans that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned or repossessed assets in the future.

Certain financial institutions have elected to use Special Purpose Vehicles (“SPV”) to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent company goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and nonperforming assets. We do not use those vehicles, or any other accounting structures, to dispose of problem assets.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and REO) at December 31, 2001 and 2000 were $3.5 million and $2.3 million, respectively.

Risk Management. The investment of the Company’s funds is primarily in loans where a greater degree of risk is normally assumed than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of the borrowers are an integral part in the maintenance of a high level of quality in the total assets of the Company. Net loan charge-offs for the year ended December 31, 2001 were $623,000, or 0.23% of average gross loans outstanding, compared to $66,000, or 0.03% of average gross loans outstanding, for the year ended December 31, 2000. The increase in loan charge offs is reflective of the recession which began in 2001.

Allowance for Loan Losses. The Company has established a methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and a specific allowance for identified problem loans.

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The allowance is increased by provisions charged against earnings and reduced by net loan chargeoffs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible. Recoveries are generally recorded only when cash payments are received.

The allowance for loan losses is maintained to cover losses inherent in the loan portfolio. The responsibility for the review of the Company’s assets and the determination of the adequacy of the general valuation allowance lies with the Director’s Loan Committee. This committee assigns the loss reserve ratio for each type of asset and reviews the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the specific allowance is based on the estimated valued of the collateral securing the loans and other analyses pertinent to each situation. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents an analysis of the allowance for loan losses to the Company’s board of directors on a quarterly basis.

The Directors’ loan committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses. To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the committee’s estimate of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, the Bank is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

The following table sets forth information regarding the Bank’s allowance for loan losses at the dates and for the periods indicated:

	At or For the Years Ended December 31,
	2001	2000	1999	1998	1997
	(dollars in thousands)
Balance at beginning of period	$1,988	$1,119	$911	$566	$404
Chargeoffs:
Real estate loans:
One- to four-family	–	–	–	85	134
Commercial	675	66	67	127	136
Consumer	12	72	5	4	6

Total chargeoffs	687	138	72	216	276
Recoveries:
Real estate loans:
One- to four-family	6	–	–	–	32
Commercial	54	53	21	9	–
Consumer	4	19	1	11	–

Total recoveries	64	72	22	20	32

Net chargeoffs	623	66	50	196	244
Reserve for losses on commitments
to extend credit	(47)	(30)	(127)	3	(84)
Provision for loan losses	1,470	965	385	538	490

Balance at end of period	$2,788	$1,988	$1,119	$911	$566

Net charge offs to average loans	0.23%	0.03%	0.04%	0.21%	0.33%
Reserve for losses on commitments to extend credit	$285	$238	$208	$81	$84

As of December 31, 2001 the balance in the allowance for loan losses was $2.8 million compared to $2.0 million as of December 31, 2000. In addition, the reserve for losses on commitments to extend credit was increased to $285,000 as of December 31, 2001, compared to $238,000 as of December 31, 2000 and was $208,000 as of December 31, 1999. The balance of undisbursed construction and other loans was $63.9 million as of December 31, 2001, compared to $53.8 million as of December 31, 2000, and was $46.7 million as of December 31, 1999. As of December 31, 2001 the allowance was 0.90% of total gross loans compared to 0.80% as of December 31, 2000 and 0.77% as of December 31, 1999. Including the reserve for losses on commitments to extend credit, the allowance was 1.00% of total gross loans as of December 31, 2001, compared to 0.90% as of December 31, 2000, and was 0.91% as of December 31, 1999. The allowance for loan losses as a percentage of nonaccrual loans was 88% as of December 31, 2001, compared to 3,488% as of December 31, 2000 and was 62% as of December 31, 1999. The allowance for loan losses, including reserves for losses on commitments to extend credit, to nonperforming loans, net of government guarantees was 270% as of December 31, 2001, compared to 6,016% as of December 31, 2000 and 321% as of December 31, 1999. The reason for the large fluctuation between years is partly due to the small amount of nonaccrual loans used in the calculation for 2000.

During the year ended December 31, 2001 management charged off $623,000 (net of recoveries) to the allowance while it provided $1,470,000 to the provision for loan losses. During the year ended December 31, 2000 management charged off $66,000 (net of recoveries) and provided $965,000 to the provision for loan losses. For the year ended December 31, 2001, net charge offs as a percentage of average loans outstanding was 0.23%, compared to 0.03% for the year ended December 31, 2000 and 0.04% for the year ended December 31, 1999. Management believes the allowance at December 31, 2001 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

Nonaccrual loans, net of the government guaranteed portion, increased to $1.1 million or 0.37% of total gross loans as of December 31, 2000 compared to $37,000 or 0.01% of total loans as of December 31, 2000. As of December 31, 2001 and 2000, the Company had no Other Real Estate Owned properties. The other repossessed asset of $1.9 million as of December 31, 2001 is the result of the repossession of an aircraft.

The following table sets forth the Company’s percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At or For the Years Ended December 31,
	2001			2000			1999
	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial loans	$103	3.69%	4.57%	$298	14.99%	5.86%	$67	5.99%	7.59%
Aircraft loans	46	1.65	7.76	92	4.63	10.03	35	3.13	11.30
Real estate:
Construction loans	561	20.12	21.55	482	24.25	18.00	284	25.38	17.28
Secured by:
One-to four-family residential properties	95	3.41	4.39	88	4.43	3.70	143	12.78	10.15
Commercial properties	1,787	64.10	58.15	808	40.63	58.28	336	30.02	47.75
Consumer:
Home equity lines of credit	67	2.40	0.90	83	4.18	1.28	159	14.21	1.83
Other	129	4.63	2.68	137	6.89	2.85	95	8.49	4.10

Total allowance	$2,788	100.00%	100.00%	$1,988	100.00%	100.00%	$1,119	100.00%	100.00%

	At or For the Years Ended December 31,
	1998			1997
	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial loans	$118	12.95%	12.00%	$175	30.92%	6.82%
Aircraft loans	–	0.00%	0.00%	–	0.00%	0.00%
Real estate:
Construction loans	117	12.84%	18.68%	6	1.06%	16.20%
Secured by:
One- to four-familyresidential properties	157	17.23%	12.51%	82	14.49%	17.76%
Commercial properties	377	41.40%	49.54%	186	32.86%	54.15%
Consumer:
Home equity lines of credit	73	8.01%	1.80%	53	9.36%	1.64%
Other	69	7.57%	5.47%	64	11.31%	3.43%

Total allowance	$911	100.00%	100.00%	$566	100.00%	100.00%

As a result of past decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

Other Assets
Premises and equipment, other repossessed assets, accrued interest and other assets, deferred tax asset, servicing assets, net and interest only strips, are the four major components of other assets. Premises and equipment increased to $2.9 million, or 26.4% as of December 31, 2001 compared to $2.3 million as of December 31, 2000. The increase is due to opening two new branches in 2001.

Other repossessed assets increased to $1.9 million as of December 31, 2001 due to the repossession of an aircraft. There were no other repossessed assets as of December 31, 2000.

Accrued interest and other assets increased 27.8% to $5.6 million as of December 31, 2001 compared to $4.4 million as of December 31, 2000. The major component of accrued interest and other assets is interest accrued and not yet received on loans.

The deferred tax asset increased to $1,240,000 as of December 31, 2001 compared to $672,000 as of December 31, 2000. The increase in the deferred tax asset is primarily related to additional allowances for loan losses and certain accrued expenses.

Servicing asset, net, decreased to $1.3 million as of December 31, 2001, compared to $1.5 million as of December 31, 2000. The decrease reflects the amortization of the servicing asset, an impairment write down, partially offset by additions during the year ended December 31, 2001. The valuation of the servicing asset reflects estimates as to the expected life of the underlying loans which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them, which may result in higher prepayment rates. Management periodically evaluates the servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceeds their fair value. See the footnotes to the financial statements, found elsewhere in this Report, for further information on servicing assets.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. Interest-only strips decreased to $354,000 as of December 31, 2001, compared to $509,000 as of December 31, 2000.

Deposits and Borrowings
Total deposits increased 32% to $333.3 million as of December 31, 2001 compared to $252.7 million as of December 31, 2000. Interest bearing and non-interest bearing deposits increased to $295.1 million and $38.3 million, respectively, as of December 31, 2001 compared to $219.4 million and $33.3 million, respectively, as of December 31, 2000. Retail banking deposits increased, as did wholesale deposits, to fund SBA loan retention and loans held for sale. Total wholesale deposits were $81.7 million as of December 31, 2001, compared to $50.4 million as of December 31, 2000. Total retail banking deposits increased to $251.6 million as of December 31, 2001 compared to $202.3 million as of December 31, 2000.

During the first quarter of 2000, the Company issued $10 million in Trust Preferred Securities, which are debt instruments that act as additional capital for regulatory purposes. The average balance outstanding for 2001 was $10 million and was $7.7 million for 2000. In addition to the $3.2 million prepayment of a loan, $5.8 million of the proceeds were contributed as capital into the Bank subsidiary. See the Capital discussion for further details on the Trust Preferred Securities.

During 2001, the Company borrowed $1.0 million from an unaffiliated lender to contribute to the equity capital of the Bank. See the “Capital” discussion for further details on this loan.

Other borrowings totaled $5.8 million as of December 31, 2001, compared to $916,000 as of December 31, 2000. The Company established a line of credit with the FHLB collateralized by commercial property. Funds from the credit line were used to increase liquidity at the Company. In addition to the FHLB advances, other lines of credit are utilized to increase capital at the Bank and to fund the Company’s ESOP. See the footnotes to the financial statements, found elsewhere in this Report, for further information on borrowings.

Interest Rate Sensitivity
Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to “ITEM 1 – BUSINESS – LENDING” and “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – FINANCIAL CONDITION—LOANS,” for a thorough discussion of the Company’s lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon the Company’s net interest income (“NII”). Changes in the NII (he net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2001, 74.73% of the Company’s loan portfolio was tied to adjustable rate indices. The majority of the loans are tied to prime and reprice immediately. The exception is SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of December 31, 2001, 62.14% of the Company’s deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2001, 63.24% of the Company’s borrowings were fixed rate with a remaining term of 27 years.

Changes in the market level of interest rates directly and immediately affect the Company’s interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

The Company’s Asset/Liability Committee (“ALCO”) is responsible for managing the Company’s assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

ALCO seeks to stabilize the Company’s NII by matching rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates. The speed and velocity of the repricing assets and liabilities will also contribute to the effects on the Company’s NII, as will the presence or absence of periodic and lifetime interest rate caps and floors.

The Company utilizes two methods for measuring interest rate risk, gap analysis and interest income simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one year maturity horizon. Interest income simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of the Company’s financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments.

Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are normally subjected to up to 150 basis points in increases and decreases in interest rates in 50 basis point increments. However, under the current interest rate environment, decreases in interest rates have been simulated at 25, 50 and 100 basis points. Under each interest rate scenario, the Company projects its net interest income. From these results, the Company can then develop alternatives in dealing with the tolerance thresholds.

A traditional, although analytically limited measure, of a financial institutions IRR is the “static gap.” Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance sheet positions) which are expected to mature or reprice within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates.

At December 31, 2001, 70.20% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms averaging ten months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated seven months at December 31, 2001. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before the Company’s customers no longer will maintain the deposit with the Company.

In addition to the Certificates of Deposits, the Company has $87.9 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of December 31, 2001, with rates being paid between 0.95% and 2.00%. Although the following table would indicate that declines in interest rates would result in a corresponding decline in the cost of deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before the Company’s customers no longer will maintain the deposit with the Company.

The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest bearing liabilities as of December 31, 2001. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

	Contractual Static GAP Position as of December 31, 2001
	0-3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 monthsto 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$180,198	$7,966	$20,501	$21,913	$–	$230,578
Fixed rate loans, gross(2)	11,439	3,580	3,834	17,559	41,538	77,950
Investments:
Investment securities held-to-maturity	499	500	500	3,504	5,623	10,626
Federal funds sold	28,090	–	–	–	–	28,090
Other investments	1,065	–	–	–	–	1,065

Total interest sensitive assets	221,291	12,046	24,835	42,976	47,161	348,309

Interest sensitive liabilities:
Deposits:
Non-interest bearing	–	–	–	–	38,258	38,258
Interest bearing	145,721	63,885	84,833	606	31	295,076
Other Borrowings	5,813	–	–	–	10,000	15,813

Total interest sensitive liabilities	$151,534	$63,885	$84,833	$606	$48,289	$349,147

GAP Analysis
Interest rate sensitivity gap	$69,757	$(51,839)	$(59,998)	$42,370	$(1,128)	$(838)
GAP as % of total interest sensitive assets	20.03%	-14.88%	-17.23%	12.16%	-0.32%	-0.24%
Cumulative interest rate sensitivity gap	$69,757	$17,918	$(42,080)	$290	$(838)	$(838)
Cumulative gap as % of total interest sensitive assets	20.03%	5.14%	-12.08%	0.08%	-0.24%	-0.24%

Static Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on net interest income. Static Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of the Company’s loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as noninterest-bearing demand deposits, in the static Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make the Company’s behavior more asset sensitive than is indicated in the static Gap analysis. Management expects to experience higher net interest income when rates rise, the opposite of what is indicated by the static Gap analysis.

The following table shows the effects of changes in projected net interest income for 2002 under the interest rate shock scenarios stated. The table was prepared as of December 31, 2001, at which time prime was 4.75%.

(dollars in thousands)
Changes in Rates	Projected Net interest Income	Change from base case	% change from base case
+ 150 bp	$16,636	$1,048	6.72%
+ 100 bp	$16,286	$698	4.48%
+ 50 bp	$15,936	$348	2.23%
0 bp	$15,588
-25 bp	$15,488	$(100)	-0.64%
-50 bp	$15,332	$(256)	-1.64%
-100 bp	$14,839	$(749)	-4.80%

Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

Liquidity
The Company closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of December 31, 2001 liquid assets were 10.6% of deposits compared to 8.4% at December 31, 2000.

Capital
The Company’s capital increased 35% to $16.5 million as of December 31, 2000 compared to $12.2 million as of December 31, 2000. The Company’s equity to assets ratio was 4.46%, 4.36% and 6.44% at December 31, 2001, 2000 and 1999, respectively. In July 2001, the Company raised $3.0 million through a private placement of common stock. Also, in 1997, the Company implemented an Employee Stock Ownership Plan, funded with borrowings of $1,000,000 that year. In 2000, the loan was refinanced, with an additional $325,000 being advanced on the line during 2000 and another $50,000 in 2001. As of December 31, 2001 the indebtedness of the ESOP was $813,000. As of September 30, 2001, the Board of Directors elected to terminate the ESOP. In February of 2002, the unallocated shares of stock in the ESOP were sold, and the debt was paid in full. As a result, the capital of the Company will increase by $813,000 in the first quarter of

2002. During the years ended December 31, 2001 and 2000, the Company repaid principal totaling $153,000 and $205,000, respectively.

The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 1999, which was paid on November 30, 1999. The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 2000, which was paid on November 30, 2000. The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 2001, which was paid on November 30, 2001. Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

The Company’s strategic plan addresses the future capital needs of the Company. During March, 2000, the Company’s wholly owned subsidiary, Community (CA) Capital Trust I (the “Trust”), a Delaware business trust, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities (“TRUPS-Registered Trademark”)(“Trust Preferred securities”), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the Trust Preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. The $10 million is shown as borrowings on the Company’s books.

On June 28, 2001, the Company entered into a loan agreement with Pacific Coast Bankers’ Bank pursuant to which the Company can borrow up to $2.0 million on a revolving line of credit. At December 31, 2001, the outstanding balance on this line of credit was $1.0 million. The proceeds of such loan were invested by the Company in the Bank in the form of equity capital. The loan provides for interest only payments until December 28, 2002, after which time the outstanding balance of the loan will begin amortizing over a 5 year period. The loan documents require the Company to obtain the prior consent of the lender before paying any cash dividend and before incurring additional indebtedness in excess of an additional $2.0 million outside the normal course of business.

At the end of 2001, all Bank capital ratios were above all current Federal capital guidelines for a “well-capitalized” bank. As of December 31, 2001 the Bank’s regulatory Total Capital to risk-weighted assets ratio was 10.89% compared to 10.75% as of December 31, 2000. The regulatory Tier 1 Capital to risk-weighted assets ratio was 9.82% as of December 31, 2001 compared to 9.76% as of December 31, 2000. The regulatory Tier 1 Capital to average assets ratio was 7.94% as of December 31, 2001 compared to 8.53% as of December 31, 2000.

As of December 31, 2001, the Company’s capital ratios were above all current Federal capital guidelines for capital adequacy purposes. As of December 31, 2001, the Company’s regulatory Total Capital to risk-weighted assets ratio was 10.30%, compared to 10.68% as of December 31, 2000. The regulatory Tier 1 Capital to risk-weighted assets ratio was 7.65% as of December 31, 2001, compared to 7.12% as of December 31, 2000, and the Tier 1 Capital to average assets ratio was 6.18% as of December 31, 2001, compared to 5.88% as of December 31, 2000.

Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as performance of the Company. In March of 2000, the Company issued $10 million in Trust Preferred Securities, which assisted in maintaining the Company’s and the Bank’s regulatory capital ratios at appropriate levels. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

Critical Accounting Policies and Estimates
The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments the affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets and interest-only strips and the valuation of other repossessed assets. Actual results could differ from those estimates.

•
Allowance for loan losses. An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit, including off-balance sheet credit extensions. The allowance is based upon a continuing review of the portfolio, past loan loss experience and current economic conditions, which may affect the borrowers’ ability to pay, guarantees by government agencies and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. Changes in these factors and conditions may cause management’s estimate of the allowance to increase or decrease and result in adjustments to the Company’s provision for loan losses.

•
Servicing assets and interest only strips. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at December 31, 2001, the Company utilized a weighted average prepayment assumption of approximately 13% and a discount rate of 12%. In estimating fair values at December 31, 2000, the Company utilized a weighted average prepayment assumption of approximately 9% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the years ended December 31, 2001, 2000 and 1999. At December 31, 2001 and 2000, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 13% and 9%, respectively, and a discount rate of 12%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•
Real Estate Owned and Other Repossessed Assets. Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. At December 31, 2001, the repossessed asset is an aircraft. There are no specific reserves on this asset as of December 31, 2001.

For further information on these and other significant accounting policies, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

Recent Accounting Developments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 141, “Business Combinations”, requires that all business combinations be accounted for by a single method – the purchase method. The provisions of this SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of the provisions of SFAS No. 141 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company has determined that this statement will not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 143, “Accounting for Asset Retirement Obligations”, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has determined that this statement will not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has determined that this statement will not have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                      RISK.

Certain information concerning market risk is contained in the notes to the financial statements which are included in Item 8 of this Report and in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 7 of this Report.

Item 8.    Financial Statements & Supplementary Data

Consolidated Balance Sheets

December 31, 2001 and 2000
	2001	2000
	(dollars in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$38,946	$17,830
Interest bearing deposits in financial institutions	596	790
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	1,065	425
Investment securities held-to-maturity, at amortized cost; estimated fair value of $10,749 (2001) and $6,865 (2000)	10,626	6,819
Loans held for investment	269,451	234,306
Less allowance for loan losses	(2,788)	(1,988)

Net loans held for investment	266,663	232,318
Loans held for sale	39,023	13,119
Premises and equipment, net	2,924	2,313
Other repossessed assets	1,900	—
Accrued interest and other assets	5,579	4,364
Deferred tax asset, net	1,240	672
Servicing asset, net	1,307	1,537
Interest-only strip, at fair value	354	509

Total assets	$370,223	$280,696

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Interest bearing	$295,076	$219,371
Non-interest bearing	38,258	33,326

Total deposits	333,334	252,697
Trust Preferred Securities	10,000	10,000
Other borrowings	5,813	916
Reserve for losses on commitments to extend credit	285	238
Accrued expenses and other liabilities	4,290	4,609

Total liabilities	353,722	268,460
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, $ .625 par value; authorized 10,000,000 shares, issued and outstanding, 3,311,000 at December 31, 2001 and 2,804,000 at December 31, 2000	2,069	1,669
Additional paid-in capital	9,162	5,551
Unearned ESOP contribution	(668)	(797)
Retained earnings	5,938	5,813

Total shareholders' equity	16,501	12,236

Total liabilities and shareholders' equity	$370,223	$280,696

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Income And Comprehensive Income

For the Years Ended December 31, 2001, 2000 and 1999
	2001	2000	1999
	(dollars in thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$23,813	$19,933	$12,042
Interest on cash equivalents	900	788	482
Interest on interest bearing deposits in financial institutions	31	47	39
Interest on investment securities	461	408	262

Total interest income	25,205	21,176	12,825
Interest Expense:
Interest expense—deposits	11,228	8,767	4,046
Interest expense—other borrowed money	1,253	1,039	235

Total interest expense	12,481	9,806	4,281
Net interest income before provision for loan losses	12,724	11,370	8,544
Provision for loan losses	1,470	965	385

Net interest income after provision for loan losses	11,254	10,405	8,159
Other operating income:
Net gain on sale of loans	1,091	162	3,631
Loan servicing fees, net	378	654	321
Customer service charges	533	394	371
Other fee income	944	968	1,253

Total other operating income	2,946	2,178	5,576
Other operating expenses:
Salaries and employee benefits	6,657	5,841	6,011
Occupancy	908	847	854
Telephone	295	270	266
Premises and equipment	707	570	508
Marketing and promotions	321	363	230
Data processing	967	825	761
Professional services	762	687	667
Director, officer and employee expenses	486	486	410
Office expenses	414	327	357
ESOP loan expense	153	205	204
Non-recurring expenses (income)	—	(87)	362
Other expenses	645	596	654

Total other operating expenses	12,315	10,930	11,284

Income before taxes	1,885	1,653	2,451
Income taxes	783	652	900

Net income	$1,102	$1,001	$1,551

Comprehensive income	$1,102	$1,001	$1,551

Basic earnings per share	$0.38	$0.37	$0.59

Diluted earnings per share	$0.37	$0.37	$0.57

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholder’s Equity

For the Years Ended December 31,
2001, 2000 and 1999
	Common Stock		Additional Paid-In Capital	Unearned ESOP Contribution	Retained Earnings	Total
	Shares	Amount
	(dollars in thousands)
Balance at January 1, 1999	2,407,000	$1,505	$3,831	$(975)	$5,185	$9,546
Options exercised	9,000	6	30	–	–	36
Stock dividend (5% of outstanding)	121,000	74	827	–	(901)	–
Allocation of contributions to ESOP	–	–	(79)	283	–	204
Net income	–	–	–	–	1,551	1,551

Balance at December 31, 1999	2,537,000	1,585	4,609	(692)	5,835	11,337

Options exercised	7,000	5	20	–	–	25
Dividends paid (fractional shares only)					(1)	(1)
Stock dividend (5% of outstanding)	127,000	79	937	–	(1,016)	–
Unearned contributions to ESOP	–	–	–	(325)	–	(325)
Allocation of contributions to ESOP	–	–	(15)	220	–	205
Repurchase and cancellation of shares	(1,000)	–	–	–	(6)	(6)
Net income	–	–		–	1,001	1,001

Balance at December 31, 2000	2,670,000	1,669	5,551	(797)	5,813	12,236

Options exercised	10,000	6	29	–	–	35
Dividends paid (fractional shares only)					(1)	(1)
Stock dividend (5% of outstanding)	157,000	98	878	–	(976)	–
Unearned contributions to ESOP	–	–	–	(50)	–	(50)
Allocation of contributions to ESOP	–	–	(26)	179	–	153
Issuance of common stock, net of						–
expenses of $111,000	474,000	296	2,730	–	–	3,026
Net income	–	–	–	–	1,102	1,102

Balance at December 31, 2001	3,311,000	$2,069	$9,162	$(668)	$5,938	$16,501

See accompanying notes to consolidated financial statements.

Consolidated Statements Of Cash Flows

For the years ended December 31, 2001, 2000 and 1999
	2001	2000	1999
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,102	$1,001	$1,551
Adjustments to reconcile net income to net cashprovided by (used in) operating activities:
Depreciation and amortization	515	519	657
Provision for loan losses	1,470	965	385
ESOP compensation	153	205	204
Net gain on sale of loans	(1,091)	(162)	(3,631)
Gain on sale of other real estate owned	–	–	(93)
Deferred income taxes (benefit)	(568)	72	(367)
Loans originated for sale	(70,588)	(26,030)	(42,328)
Net decrease in interest only strip	155	42	212
Capitalization of servicing asset	(248)	–	(472)
Amortization of servicing asset	229	259	121
Writedown of servicing asset	249	–	742
Proceeds from sale of loans	68,264	16,068	63,840
Increase (decrease) in reserve for losses on commitments to extend credit	47	30	127
Increase in accrued interest and other assets	(1,215)	(1,407)	(101)
Increase (decrease) in accrued expenses and other liabilities	(319)	1,536	557

Net cash (used in) provided by operating activities	(1,845)	(6,902)	21,404

Cash flows from investing activities:
Net increase in loans	(60,204)	(91,942)	(54,309)
Net change in interest bearing deposits	194	10	–
Maturities of securities held-to-maturity	2,310	500	1,401
Purchases of securities held-to-maturity	(5,995)	(567)	(6,435)
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(950)	(172)	(121)
Sales of Federal Home Loan Bank Stock	310	–	–
Proceeds from sale of other real estate owned	–	–	610
Net additions to premises and equipment	(1,248)	(447)	(472)

Net cash used in investing activities	(65,583)	(92,618)	(59,326)

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (continued)

For the years ended December 31, 2001, 2000 and 1999	2001	2000	1999
	(dollars in thousands)
Cash flows from financing activities:
Net increase in deposits:
Interest bearing	75,705	89,576	26,926
Non-interest bearing	4,932	5,729	7,051
Exercise of stock options	35	25	36
Cash dividends paid	(1)	(1)	—
Repayment of borrowings	(153)	(3,380)	(204)
Proceeds from borrowings	5,000	10,025	3,175
Proceeds from stock offering, net of expenses	3,026	—	—

Net cash provided by financing activities	88,544	101,974	36,984

Net increase (decrease) in cash and cash equivalents	21,116	2,454	(938)
Cash and cash equivalents at beginning of year	17,830	15,376	16,314

Cash and cash equivalents at end of year	$38,946	$17,830	$15,376

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,882	$7,477	$3,934

Income taxes	$1,140	$1,050	$1,765

Supplemental disclosure of noncash investing activities:
Loans transferred to other real estate owned and other repossessed assets	$1,900	$—	$517

Loans held for investment transferred to held for sale	$35,674	$—	$16,290

Supplemental disclosure of noncash financing activities:
Unearned ESOP contribution	$50	$325	$—

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation
The consolidated financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiaries, Community National Bank, formerly Fallbrook National Bank, (the “Bank”) and Community (CA) Capital Trust I (the “Trust”), (collectively the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

Community Bancorp Inc. is a bank holding company, incorporated in the state of Delaware, that was organized for the purpose of acquiring all the capital stock of the Bank through a holding company reorganization (the “Reorganization”) of the Bank, which was consummated on June 25, 1999. The Reorganization was based on a one for one exchange of shares of Bank stock for shares of common stock of Community Bancorp Inc. Such business combination was accounted for at historical cost similar to a pooling of interests. The consolidated results of operations of the Company for the period prior to the date of the Reorganization are those of the Bank.

On July 27, 2001, the Company completed the private placement of 473,504 shares of common stock at an average price of $6.63 per share to certain “accredited investors” including certain directors and related interests. Gross proceeds were approximately $3,137,500.

Nature of Operations
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and to general practices within the banking industry. The Company is headquartered in Fallbrook, California and operates additional branch offices in Bonsall, Escondido, Temecula and Vista, California. The Company’s primary sources of revenue are Small Business Administration (“SBA”), construction, and other real estate based loans to individuals and small to middle-market businesses. The following is a description of the more significant policies.

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

Notes To Consolidated Financial Statements

Loans and Loan Fees
Loans held for investment are stated at the principal amount outstanding. Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis, where market is determined based on market prices and dealer quotes.

Interest income on loans is recorded on an accrual basis in accordance with the terms of the respective loan. The accrual of interest on loans is discontinued when, in management’s judgment, a reasonable doubt exists as to the collectibility of interest and principal or when the principal and interest due on a loan becomes delinquent for 90 days. When loans are placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Nonaccrual loans that become current as to both principal and interest are returned to accrual status.

Nonrefundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. Net deferred fees and costs are recognized into interest income over the contractual life of the loan using the interest method. The amortization of loan fees is discontinued on nonaccrual loans.

Other fees on loans are recorded as income when earned.

Loan Sales and Servicing
The Company originates loans to customers under a SBA program that generally provides for SBA guarantees of 70% to 90% of each loan. Beginning in 2000, the Company retained both the guaranteed and unguaranteed portions of SBA 7a loans originated. Prior to 2000, the Company routinely sold the guaranteed portion of these loans to third parties and retained the unguaranteed portion of the loans sold. During the latter half of 2001, the Company reached certain targets with regards to concentrations in SBA loans in the portfolio, and again began selling a portion of the SBA 7a loans originated. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at December 31, 2001, the Company utilized a weighted average prepayment assumption of approximately 13% and a discount rate of 12%. In estimating fair values at December 31, 2000, the Company utilized a weighted average prepayment assumption of approximately 9% and a discount rate of 12%.

Notes To Consolidated Financial Statements

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the years ended December 31, 2001, 2000 and 1999. At December 31, 2001 and 2000, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 13% and 9%, respectively, and a discount rate of 12%.

The principal balances of SBA loans serviced for others was $69,602,000, $77,580,000 and $92,210,000 at December 31, 2001, 2000 and 1999, respectively.

Real Estate Owned and Other Repossessed Assets
Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. At December 31, 2001, the repossessed asset is an aircraft. There are no specific reserves on this asset as of December 31, 2001.

Allowance for Loan Losses
An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit, including off-balance sheet credit extensions. The allowance is based upon a continuing review of the portfolio, past loan loss experience and current economic conditions, which may affect the borrowers’ ability to pay, guarantees by government agencies and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance. The Company also provides a reserve for losses on commitments to extend credit. The allowance for such commitments is recorded as a liability on the accompanying balance sheets.

The Company’s impaired loans comprise all nonaccrual loans and any loan where the original contractual amount may not be fully collectible. The Company measures an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.

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

Notes To Consolidated Financial Statements

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

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash and cash equivalents include cash, due from banks, federal funds sold and liquid investments with original maturities of three months or less. At December 31, 2001 and 2000, cash and cash equivalents included federal funds sold of $28,090,000 and $10,997,000, respectively.

Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets and interest-only strips and the valuation of other repossessed assets. Actual results could differ from those estimates.

Stock Option Plans
The Company accounts for stock options under the provisions of Accounting Principles Board (APB) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” had been applied.

Notes To Consolidated Financial Statements

Recent Accounting Developments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 141, “Business Combinations,” requires that all business combinations be accounted for by a single method – the purchase method. The provisions of this SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of the provisions of SFAS No. 141 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company has determined that this statement will not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has determined that this statement will not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued

Notes To Consolidated Financial Statements

operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has determined that this statement will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. FEDERAL RESERVE BANK AND FEDERAL HOME LOAN BANK STOCKS:

As of December 31, 2001 and 2000, the Company had Federal Reserve Bank stock in the amount of $515,000 and $425,000, respectively. The Company had Federal Home Loan Bank stock in the amount of $550,000 as of December 31, 2001.

3. INVESTMENT SECURITIES HELD-TO-MATURITY:

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities held-to-maturity as of December 31, 2001 and 2000 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
2001
US Government agency and other securities	$6,012	$152	$(4)	$6,160
Agency mortgage backed securities	3,031	8	(32)	3,007
SBA loan pools	1,583	–	(1)	1,582

Total	$10,626	$160	$(37)	$10,749

2000
US Government agency and other securities	$6,220	$40	$(7)	$6,253
SBA loan pools	599	13	–	612

Total	$6,819	$53	$(7)	$6,865

Notes To Consolidated Financial Statements

The scheduled maturities of investment securities held-to-maturity as of December 31, 2001 were as follows:

	Amortized Cost	Estimated Fair Value
Year maturing	(dollars in thousands)
Due in one year or less	$1,499	$1,530
Due greater than one year through five years	3,504	3,620
Due greater than five years	1,009	1,010

Subtotal U.S. Government agencies and other securities	6,012	6,160
Mortgage backed securities due greater than five years	3,031	3,007
SBA loan pools due greater than five years	1,583	1,582

Total	$10,626	$10,749

As of December 31, 2001, the Bank had pledged $3.0 million of its securities for public deposits and other purposes.

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES:

A summary of loans as of December 31 is as follows:

	2001	2000
	(dollars in thousands)
Construction loans	$60,264	$51,700
Real estate one— to four-family	11,358	25,407
Real estate commercial and multi-family	189,395	120,118
Consumer home equity lines of credit	2,615	2,912
Other consumer	5,635	11,417
Commercial	15,332	11,024
Aircraft	23,929	24,761

Total Gross loans	308,528	247,339
Deferred loan origination costs	617	767
Discount on unguaranteed portion of SBA loans retained	(671)	(681)
Allowance for loan losses	(2,788)	(1,988)

Net loans	$305,686	$245,437

Included in net loans are $3,731,000 and $398,000 in mortgage loans and $35,292,000 and $12,721,000 in SBA loans held for sale at December 31, 2001 and 2000, respectively. The Company’s lending activities are concentrated primarily in Riverside and San Diego counties of Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company’s market area. As a result, the Company’s loan and collateral portfolios are, to a significant degree, concentrated in those

Notes To Consolidated Financial Statements

industries. The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

As of December 31, 2001 and 2000, the Company had loans in process of $63.9 million and $53.8 million, respectively.

The maturity distribution of the loan portfolio as of December 31, 2001 is as follows:

(dollars in thousands)
Less than one year	$104,525
One to five years	34,161
After five years	169,842

Total gross loans	$308,528

The interest rate sensitivity of the loan portfolio as of December 31, 2000 is as follows:

(dollars in thousands)
Fixed rate loans	$77,950
Variable rate loans	230,578

Total gross loans	$308,528

As of December 31, 2001 and 2000, the government guaranteed portion of total gross loans was $48.6 million and $35.1 million, respectively.

As of December 31, 2001, the loans to one borrower limit was $4.7 million.

A summary of the activity in the allowance for loan losses, which includes provisions for impaired loans, is as follows:

	2001	2000	1999
	(dollars in thousands)
Balance, beginning of year	$1,988	$1,119	$911
Provision for loan losses	1,470	965	385
Losses charged off	(687)	(138)	(72)
Recoveries	64	72	22
Less: Provision for losses on commitments to extend credit	(47)	(30)	(127)

Allowance for losses on loans outstanding	$2,788	$1,988	$1,119

The provision for losses on commitments to extend credit is primarily related to undisbursed funds on construction loans. The Company evaluates credit risk associated with the loan portfolio at the

Notes To Consolidated Financial Statements

same time it evaluates credit risk associated with the commitments to extend credit. However, the allowances necessary for the commitments is reported separately in liabilities in the accompanying consolidated balance sheets, and not as part of the allowance for loan losses, as presented above. The reserve for losses on commitments to extend credit was $285,000 and $238,000 at December 31, 2001 and 2000, respectively.

Loans with principal balances of $3,174,000 ($2,063,000 guaranteed by the SBA), $57,000 ($20,000 guaranteed by the SBA), and $1,809,000 ($1,395,000 guaranteed by the SBA) were on nonaccrual status as of December 31, 2001, 2000, and 1999, respectively. Additional interest income of $165,000, $9,000, and $74,000 would have been recorded for the years ended December 31, 2001, 2000, and 1999, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $300,000, $53,000, and $150,000 was recorded on loans subsequently transferred to nonaccrual status for the years ended December 31, 2001, 2000, and 1999, respectively.

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

The Company’s allowance for loan losses consists of a specific and general allowance. The specific allowance is further broken down to provide for those impaired loans and the remaining internally classified loans. The impairment allowance is defined as the difference between the recorded value and the fair value of the impaired loans. The general allowance is determined by an assessment of the overall quality of the unclassified portion of the loan portfolio as a whole, and by loan type. Management maintains the percentage assigned to the general allowance based on charge-off history and management’s knowledge of the quality of the portfolio.

Loans are evaluated for impairment as part of the Company’s normal internal asset review process. The Company evaluates all loans in its portfolio on an individual basis with the exception of one- to four-family residential mortgage loans and consumer loans, which are evaluated on a collective basis. Also loans which have delays in payments of less than four months are not necessarily considered impaired unless other factors apply to the loans such as the knowledge that the collection of the loan will only come from the collateral and that collateral is known to have deteriorated. Where impairment is considered permanent, a charge-off is recorded; where impairment is considered temporary, an allowance is established. Impaired loans which are performing under the contractual terms are reported as performing loans, and cash payments are allocated to principal and interest in accordance with the terms of the loan.

Notes To Consolidated Financial Statements

The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 2001 and 2000:

	2001		2000
	(dollars in thousands)
	Impaired Loans	Impairment Allowance	Impaired Loans	Impairment Allowance
Commercial	$16	$16	$–	$–
SBA	3,129	983	29	–
Consumer	29	29	28	15

Total impaired loans	$3,174	$1,028	$57	$15

Based on the Company’s evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company’s nonperforming loans are secured, management believes the allowance level to be adequate as of December 31, 2001 to absorb the estimated known and inherent risks identified through its analysis. For the years ended December 31, 2001, 2000, and 1999 interest income of $28,000, $56,000, and $75,000 was recorded on impaired loans on a cash basis, respectively, and the average balance of impaired loans was $2,798,000, $1,575,000, and $2,251,000, respectively. Loans contractually past due 90 days or more and still accruing as of December 31, 2001, 2000, and 1999 were $29,000, none and none, respectively.

In the normal course of business, the Company has granted loans to certain directors and their affiliates under terms which are consistent with the Company’s general lending policies.

The activity for loans outstanding with these directors and their affiliates as of December 31, 2001 and 2000 is as follows:

	2001	2000	1999
	(dollars in thousands)
Balance, beginning of year	$699	$730	$495
Loans granted, including renewals	1,809	250	263
Repayments	(85)	(281)	(28)

Balance, end of year	$2,423	$699	$730

The Company had no additional commitments for loans to affiliates as of December 31, 2001 and 2000.

Notes To Consolidated Financial Statements

5. PREMISES AND EQUIPMENT:

Premises and equipment as of December 31, 2001 and 2000 are as follows:

	2001	2000
	(dollars in thousands)
Land	$357	$357
Building	200	200
Furniture, fixtures and equipment	1,715	2,862
Leasehold improvements	3,304	933

	5,576	4,352
Accumulated depreciation and amortization	(2,652)	(2,039)

	$2,924	$2,313

6. SALES AND SERVICING OF SBA LOANS:

The Company generates revenues from the origination of loans guaranteed by the SBA and the sale of guaranteed portions of those loans in the secondary market. The Company retains the servicing on the sale of SBA guaranteed loans that creates loan servicing income. The Company sold $10,806,000, none, and $17,478,000 in SBA guaranteed loans in 2001, 2000, and 1999, respectively.

The activity for the servicing asset for the years ended December 31, 2001, 2000, and 1999 is summarized as follows:

	2001	2000	1999
	(dollars in thousands)
Balance at beginning of year	$1,537	$1,796	$2,187
Servicing assets recognized on SBA loans sold	248	–	472
Amortization	(229)	(259)	(121)
Direct write down	(249)	–	(742)

Balance at end of year	$1,307	$1,537	$1,796

The direct write down is included in loan servicing fees in the consolidated statements of income and comprehensive income in 2001 and 1999. The Company and the industry experienced a significant increase in prepayments during the years ended December 31, 2001 and 1999, compared to prior years, which resulted in write downs of the servicing asset totaling $249,000 and $742,000, respectively.

Notes To Consolidated Financial Statements

7. DEPOSITS AND INTEREST EXPENSE:

Deposits by major classification as of December 31, 2001 and 2000 are as follows:

	2001	2000
	(dollars in thousands)
Non-interest bearing demand	$38,258	$33,326
Interest bearing demand	28,010	23,558
Money market savings	48,224	34,273
Savings	11,709	10,088
Time deposits $100,000 or more	127,157	74,848
Time deposits under $100,000	79,976	76,604

Total	$333,334	$252,697

Interest expense on deposits for the years ended December 31, 2001, 2000, and 1999 is comprised of the following:

	2001	2000	1999
	(dollars in thousands)
Interest bearing demand	$247	$228	$184
Money market savings	1,225	896	1,052
Savings	217	310	320
Time deposits, $100,000 or more	5,370	3,304	669
Time deposits under $100,000	4,169	4,029	1,821

Total	$11,228	$8,767	$4,046

The following summarizes the scheduled maturity of time deposits as of December 31, 2001:

(dollars in thousands)
2002	$206,526
2003	257
2004	46
2005	226
2006	78

Total	$207,133

(dollars in thousands)
Three months or less	$57,809
Over three months to six months	63,884
Over six months to twelve months	84,833
Over twelve months	607

Total	$207,133

Notes To Consolidated Financial Statements

8. OTHER BORROWED FUNDS:

On March 23, 2000, the Company’s wholly owned subsidiary, Community (CA) Capital Trust I (the “Trust”), a Delaware business trust, issued $10 million of 11.0% Fixed Rate Capital Trust Pass-through Securities (“TRUPS-Registered Trademark”), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. As of December 31, 2001 and 2000, $10 million of Trust Preferred Securities were outstanding.

During 2001, the Company obtained a line of credit with a lender which provides up to $2,000,000 through December 28, 2007 bearing interest at the prime rate plus 0.75%, with a floor of 7.50%, as defined in the agreement. The line of credit was obtained to increase capital at the Bank. Interest is payable quarterly beginning September 28, 2001, and the effective rate at December 31, 2001 was 7.50% with an outstanding balance of $1,000,000. Principal and interest payments begin on March 28, 2003. The line of credit is collateralized by shares of the Bank’s common stock. The loan documents require the Company to obtain the prior consent of the lender before paying any cash dividend and before incurring additional indebtedness in excess of an additional $2.0 million outside the normal course of business.

During 2001, the Company obtained an open ended line of credit with the Federal Home Loan Bank of San Francisco (the “FHLB”), which provides up to $20.1 million as of December 31, 2001. Interest rates vary based upon the term of the borrowing at the time of the advance. The line of credit was obtained to maintain liquidity at the Bank. Interest is payable on a monthly basis, and the effective rate at December 31, 2001 was 1.86%. The outstanding balance was $4,000,000 as of December 31, 2001, and the average balance of the advances for the year ended December 31, 2001 was $1,530,000. The weighted average interest rate was 4.01% for the year ended December 31, 2001. The line of credit requires that collateral in the form of loans or securities be pledged as security for the loan. As of December 31, 2001, loans with a principal balance of $37.8 million were pledged to the FHLB as collateral for the line. In addition to the collateral requirement, the Company is required to purchase FHLB stock. The Company had $550,000 in FHLB stock as of December 31, 2001.

The Company maintains a line of credit with various lenders which provides up to $5,000,000 through May 31, 2002 bearing a variable interest rate as established by the lender on a daily basis. The line of credit was obtained to provide additional liquidity on a short term basis to the Bank. Interest is payable on the daily basis, and the principal is callable at any time by the lender. The weighted average interest rate was 5.46%, 6.93% and 5.60%, respectively, for the years ended December 31, 2001, 2000 and 1999. Under these agreements, there were no borrowings outstanding at December 31, 2001 or 2000 and maximum borrowings during the years ended December 31, 2001 2000 and 1999 were $1,000,000, $2,000,000 and $3,000,000, respectively. The average balance outstanding during the years ended December 31, 2001, 2000 and 1999 were $3,000, $5,000 and $25,000, respectively. The line of credit is unsecured.

Notes To Consolidated Financial Statements

During 1997, the Fallbrook National Bank Employee Stock Ownership Plan obtained a line of credit with a lender which provides up to $1,200,000 through March 1, 2004 bearing interest at the prime rate plus one percent, as defined in the agreement. The line of credit was obtained to fund the Bank’s employee stock ownership plan (ESOP). The loan was refinanced in April of 2000, allowing advances up to the original $1,200,000. Interest is payable monthly beginning September 1, 1997 and the effective rate at December 31, 2001 was 5.75% and at December 31, 2000 was 9.50%. The weighted average interest rate was 8.19%, 11.06% and 9.27% for the years ended December 31, 2001, 2000 and 1999, respectively. Under this agreement, $813,000 and $916,000 in borrowings were outstanding at December 31, 2001 and 2000, respectively. Maximum borrowings during the year ended December 31, 2001, 2000 and 1999, respectively, were $899,000, $1,070,000 and $1,000,000. The line of credit is collateralized by the Company’s common stock purchased by the ESOP and $497,000 in certificates of deposit with the lender. The Board of Directors terminated the ESOP effective September 30, 2001. The ESOP loan was paid off in February, 2002, with no material gain or loss on the early extinguishment. See Note 15.

During 1999, the Company obtained a line of credit with a lender which provided up to $3,175,000 through August 1, 2005 bearing interest at the prime rate plus one percent, as defined in the agreement. The line of credit was obtained to increase capital at the Bank. Interest is payable quarterly beginning November 1, 1999 and the effective rate at December 31, 1999 was 9.50%. Principal and interest payments began on November 1, 2000. The weighted average interest rate was 9.81% and 9.35% for the years ended December 31, 2000 and 1999, respectively. The loan was paid in full on March 26, 2000. Under this agreement, the maximum borrowings during the years ended December 31, 2000 and 1999 were $3,175,000.

The following table reflects the contractual maturities of borrowings as of December 31, 2001:

Year ending December 31,	(dollars in thousands)
2002	$4,171
2003	371
2004	371
2005	371
2006	329
Thereafter	10,200

Total	$15,813

9. FAIR VALUE OF FINANCIAL INSTRUMENTS:

Estimated fair values for the Company’s financial instruments and a description of the methodologies and assumptions used to determine such amounts follows:

Cash and Cash Equivalents and Interest Bearing Deposits: The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

Federal Reserve Bank and Federal Home Loan Bank stock: The carrying value approximates the fair value because the stock can be redeemed at par.

Notes To Consolidated Financial Statements

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

The fair value of fixed rate loans and non-performing or adversely classified adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The discount rates used for performing fixed rate loans are the Bank’s current offer rates for comparable instruments with similar terms.

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

Borrowings: The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is estimate using rates currently offered for borrowings with similar remaining maturities and characteristics. Borrowings which mature in less than one year or that have a variable rate of interest are shown at carrying value.

Commitments to Extend Credit and Standby Letters of Credit: The fair value of commitments to extend credit is estimated to be zero since the current competitive financial community does not routinely charge fees for commitments to extend credit. The fair value of standby letters of credit is based on fees currently charged for similar agreements.

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions,

Notes To Consolidated Financial Statements

risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2001 and 2000, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

The fair values of the Company’s financial instruments as of December 31, 2001 and 2000 are as follows:

	2001		2000
	(dollars in thousands)
	Carrying or Contract Amount	Fair Value Estimates	Carrying or Contract Amount	Fair Value Estimates
Financial Assets:
Cash and cash equivalents	$38,946	$38,946	$17,830	$17,830
Interest bearing deposits	596	596	790	790
Federal Reserve Bank and Federal Home Loan Bank stock	1,065	1,065	425	425
Investment securities held-to-maturity	10,626	10,749	6,819	6,865
Loans held for investment, net	266,663	271,137	232,318	234,274
Loans held for sale	39,023	40,104	13,119	13,220
Interest-only strip	354	354	509	509
Financial Liabilities:
Deposits	333,334	333,895	252,697	252,698
Borrowings	15,813	16,038	10,916	10,916
Off-Balance Sheet Financial Instruments:
Commitments to extend credit	41,828	–	29,248	–
Standby letters of credit	1,305	13	710	7

10. Income Taxes:

The components of income taxes for the years ended December 31, 2001, 2000, and 1999 are as follows:

	2001	2000	1999
	(dollars in thousands)
Current:
Federal	$1,006	$422	$944
State	345	158	323

	1,351	580	1,267

Deferred:
Federal	(429)	49	(304)
State	(139)	23	(63)

	(568)	72	(367)

	$783	$652	$900

Notes To Consolidated Financial Statements

A reconciliation of the difference between the expected federal statutory income tax expense and the actual income tax expense for the three years ended December 31, 2001, 2000 and 1999 is shown in the following table:

	2001	2000	1999
	(dollars in thousands)
Computed “expected” federal income taxes	$660	$579	$858
State income taxes, net of federal income tax benefit	134	118	169
Other, net	(11)	(45)	(127)

	$783	$652	$900

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 are as follows:

	2001	2000
	(dollars in thousands)
Deferred tax assets:

Loan loss allowance, due to differences in computation of bad debts	$1,163	$795
Nonaccrual interest recognized as income for taxes but not for books	75	4
Loan servicing asset	61	79
State taxes	19	17
Accrued expenses	337	245

	1,655	1,140
Deferred tax liabilities:

Deferred loan fees	(299)	(348)
Differences in depreciation	(116)	(120)

	(415)	(468)

	$1,240	$672

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 31, 2001 and 2000 income taxes payable totaled approximately $376,000 and $198,000, respectively.

11. DIVIDENDS:

In November 2001, the Board of Directors declared a 5% stock dividend to shareholders of record on November 15, 2001. In November 2000, the Board of Directors declared a 5% stock dividend to shareholders of record on November 15, 2000. In November 1999, the Board of Directors announced a 5% stock dividend to shareholders of record on November 15, 1999. All share and per share amounts have been restated to reflect retroactively the stock dividends.

Notes To Consolidated Financial Statements

On June 28, 2001, the Company entered into a loan agreement with Pacific Coast Bankers’ Bank pursuant to which the Company can borrow up to $2.0 million on a revolving line of credit. The Company borrowed $1.0 million on June 29, 2001, and the proceeds of such loan were invested by the Company in the Bank in the form of contributed capital. The loan documents require the Company to obtain the prior consent of Pacific Coast Bankers’ Bank before paying any cash dividend.

12. STOCK OPTION PLANS:

In 1985 and 1993, the Bank adopted stock option plans (“the 1985 Plan” and “the 1993 Plan”)(collectively, the “Plans”) pursuant to which the Bank’s Board of Directors may grant stock options to officers and key employees. As part of the Reorganization, the Company adopted the Bank’s Plans.

The 1985 Plan, which expired in September 1996, authorized grants of options to purchase up to 449,251 shares of common stock after adjustments for stock dividends and stock splits (original authorized number of shares was 42,000) and the 1993 Plan authorizes grants of options to purchase up to 808,311 shares of common stock after adjustments for stock dividends and stock splits (original authorized number of shares was 51,000). Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options have 10 year terms and generally one-fifth vest annually over the five years following date of grant, subject to certain restrictions.

As of December 31, 2001, there were no additional shares available for grant under the 1985 Plan. There were no stock options granted under the 1985 Plan during 2001, 2000 or 1999.

At the shareholders’ meeting held on May 27, 1998, the shareholders approved an amendment to the 1993 Plan increasing the maximum number of shares under the plan to 808,311 from the 259,771 share maximum then outstanding (after adjusting for the stock dividends).

As of December 31, 2001 there were 75,521 shares available for grant under the 1993 Plan. The per share weighted-average fair value of stock options granted under the 1993 Plan during 2001, 2000 and 1999 were $4.27, $2.98 and $2.76, respectively, on the date of the grant, using a Black-Scholes option pricing model with the following weighted-average assumptions: 2001- no expected dividend yield, risk free interest rate of 4.16%. expected life of 5.0 years and a volatility of 59%; 2000- no expected dividend yield, risk-free interest rate of 5.37%, expected life of 5.0 years, and volatility of 56%; 1999- no expected dividend yield, risk-free interest rate of 6.58%, expected life of 5.0 years, and volatility of 48%.

Notes To Consolidated Financial Statements

Stock option activity for the periods indicated is as follows:

	1985 Plan		1993 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance as of January 1, 1999	25,282	$3.25	493,153	$6.27
Granted	–	–	80,699	6.66
Exercised	(10,696)	3.04	–	–
Expired	–	–	(11,920)	6.74

Balance as of December 31, 1999	14,586	3.40	561,932	6.32
Granted	–	–	104,774	5.36
Exercised	(8,022)	3.14	–	–
Expired	–	–	(8,001)	5.66

Balance as of December 31, 2000	6,564	3.72	658,705	6.17
Granted	–	–	20,780	7.28
Exercised	(5,349)	2.95	(5,303)	3.63
Expired	–	–	(15,039)	5.97

Balance as of December 31, 2001	1,215	$7.10	659,143	$6.23

As of December 31, 2001, the exercise price and weighted-average remaining contractual life of outstanding options were $7.10 and 3.20 years, respectively, for the 1985 Plan. As of December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options were $3.37 to $7.71 and 5.9 years, respectively, for the 1993 Plan.

As of December 31, 2001, 2000 and 1999, the number of options exercisable was 1,215, 6,564 and 14,586, respectively, and the weighted-average exercise price of those options was $7.10, $3.72 and $3.40, respectively, for the 1985 Plan. As of December 31, 2001, 2000 and 1999, the number of options exercisable was 507,617, 468,297 and 395,874, respectively, and the weighted-average exercise price of those options was $6.25, $6.29 and $6.31, respectively, for the 1993 Plan.

The Company applies the intrinsic value method in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
Net income, as reported	$1,102,000	$1,001,000	$1,551,000
Proforma net income	$879,000	$763,000	$1,365,000

Basic income per share, as reported	$0.38	$0.37	$0.59
Proforma basic income per share	$0.30	$0.29	$0.52

Diluted income per share, as reported	$0.37	$0.37	$0.57
Proforma diluted income per share	$0.30	$0.28	$0.50

Notes To Consolidated Financial Statements

13. RENTAL COMMITMENTS:

As of December 31, 2001, aggregate minimum rental commitments for certain real property under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

(dollars in thousands)
2002	$842
2003	997
2004	1,016
2005	1,029
2006	1,070
Thereafter	4,937

Total	$9,891

Total rental expense was $523,000, $475,000, and $433,000 in 2001, 2000, and 1999, respectively. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

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

Commitments to extend credit amounting to $41,828,000 and $29,248,000 were outstanding at December 31, 2001 and 2000, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $1,305,000 and $710,000 were outstanding at December 31, 2001 and 2000, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit, and financial guarantees.

Notes To Consolidated Financial Statements

As of December 31, 2001 and 2000, the Company had non-mandatory commitments to sell loans of $3,893,000 and $395,000, respectively.

In October 2001, the Company entered into a contract in the amount of $1.7 million with a construction company to build the tenant improvements on the Company’s new corporate headquarters in Escondido, California. Approximately $813,000 of these funds were to be funded out of the Landlord’s construction loan, with the remaining $863,000 being funded by the Company. As of December 31, 2001, no funds had been disbursed by the Company for its portion of the project. The projected will be completed during the first quarter of 2002, during which time the Company expects to fund the entire $863,000.

Because of the nature of its activities, the Company is, from time to time, subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Bank has been subject to a lawsuit by a former employee alleging, amongst other things, breach of contract and fraud. Trial commenced on July 19, 1999 in Riverside County Superior Court, with the jury rendering a verdict on August 2, 1999. The jury awarded compensatory damages of approximately $65,000, punitive damages of $750,000, court costs and legal fees. On October 26, 1999, the Superior Court ordered a new trial on punitive damages only, unless the plaintiff consented to a reduction of the punitive damage award to $250,000. On November 4, 1999, the plaintiff consented to the punitive damage verdict of $250,000. The Bank filed a notice of appeal in connection with the judgment. During the year ended December 31, 1999, the Company accrued $298,000 in connection with this verdict. On October 19, 2000, the Court of Appeal overturned the judgment of fraud, and remanded the breach of contract cause of action to the lower court for determination of damages. On December 26, 2000, the Bank and former employee settled the action for $27,000, resulting in a reversal of the accrual in the amount of $271,000.

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

15. EMPLOYEE BENEFIT PLANS:

The Bank’s employee savings and retirement plan (the “401k Plan”) is for the benefit of substantially all employees. Contributions to the 401k Plan by the Bank are at the discretion of the Board of Directors and are subject to certain limitations described in the plan. The Bank made contributions to the 401k Plan of $148,000, $116,000 and $121,000 in 2001, 2000 and 1999, respectively. Beginning in 1998, Bank employees were able to choose Bank (now Company) stock as an investment option. Also, beginning in 1998, employees had the option of taking the Bank contributions to this 401k Plan, if any, in Bank (now Company) stock purchased in the open market rather than in cash.

Notes To Consolidated Financial Statements

In July 1997, the Bank established the Fallbrook National Bank Employee Stock Ownership Plan (ESOP) for substantially all employees. The ESOP authorizes the Trust to purchase shares of the Bank’s (now Company’s) common stock in the open market or in privately negotiated transactions from time to time. In July 1997, the ESOP entered into a line of credit borrowing agreement in the amount of $1,200,000 with another bank in order to fund the ESOP. The loan was refinanced in March of 2000, returning the available line to the original $1,200,000. This line of credit is payable in annual installments through 2006 (Note 8). During 1998, the ESOP made open market purchases of 23,390 shares at an average cost of $7.73 per share. During 2000, the Bank made open market purchases of 57,808 shares at an average cost of $5.55 per share. During 2001, the ESOP made open market purchase of 6,195 shares at an average price of $7.11 per share. There were no purchases of stock by the ESOP during 1999. All amounts have been adjusted for stock dividends. Future Bank contributions to the ESOP plus dividends earned will be used to service the debt. The Bank absorbs the administrative costs of this program, which totaled approximately $7,000, $9,000 and $20,000 in 2001, 2000 and 1999, respectively.

On September 30, 2001, and on December 31, 2000 and 1999, the Board of Directors allocated 22,601, 28,287 and 31,698 shares to the ESOP for distribution to the participants, leaving 126,491 unallocated shares in the ESOP trust as of December 31, 2001 with a fair market value of $847,000. As of December 31, 2001, the ESOP owned 7.17% of the total outstanding shares of the Company’s common stock.

According to the terms of the ESOP, contributions to the ESOP from the Bank’s net income are determined at the Bank’s discretion. During 2001, 2000 and 1999, the Bank repaid principal totaling $153,000, $205,000 and $204,000, and the interest expense on the outstanding loan totaled $68,000, $100,000 and $83,000, respectively.

As of December 31, 2001 and 2000, the indebtedness of the ESOP was $813,000 and $916,000, respectively. Dividends paid on ESOP shares are recorded as reductions in retained earnings in the balance sheets. The number of average shares outstanding used in the computation of earnings per share is reduced by the average unallocated ESOP shares.

On September 30, 2001, the Board of Directors terminated the ESOP. Due to the termination of the ESOP, there will be no future contributions to the plan. In February, 2002, the Company sold the unallocated shares on the open market for $6.50 per share for total proceeds to the ESOP of $822,000. The ESOP has used these proceeds to pay-off the loan in full. Proceeds in excess of the loan pay-off will be allocated to ESOP participants.

The Company entered into salary continuation agreements in 1996 with certain members of its Board of Directors. The agreements provide monthly cash payment to the board members or their beneficiaries in the event of death or disability, beginning in the month after retirement date or upon death, and extending for a minimum period of 3 years, or until death, whichever is greater. The commitment is funded by a life insurance policy owned by the Company, and the present value of the Company’s liability under the agreement is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Notes To Consolidated Financial Statements

16. RESTRICTED CASH BALANCES:

The Bank is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserves held at the Federal Reserve Bank for the years ended December 31, 2001 and 2000 were approximately $1,630,000 and $637,000, respectively.

17. REGULATORY MATTERS:

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2001 and 2000, the most recent notification from the Office of the Comptroller of the Currency (OCC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes To Consolidated Financial Statements

The Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2001 and 2000.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total Capital (to Risk weighted Assets)	$31,134	10.89%	$22,814	8.00%	$28,517	10.00%
Tier 1 Capital (to Risk weighted Assets)	$28,061	9.82%	$11,407	4.00%	$17,110	6.00%
Tier 1 Capital (to Average Assets)	$28,061	7.94%	$14,130	4.00%	$17,662	5.00%

As of December 31, 2000
Total Capital (to Risk weighted Assets)	$24,242	10.75%	$18,044	8.00%	$22,555	10.00%
Tier 1 Capital (to Risk weighted Assets)	$22,016	9.76%	$9,022	4.00%	$13,533	6.00%
Tier 1 Capital (to Average Assets)	$22,016	8.53%	$10,324	4.00%	$12,905	5.00%

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

The holding company’s actual capital amounts and ratios are presented in the table as of December 31, 2001 and 2000. There are no prompt corrective action thresholds at the holding company.

	Actual		For Capital Adequacy Purposes
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total Capital (to Risk weighted Assets)	$29,444	10.30%	$22,871	8.00%
Tier 1 Capital (to Risk weighted Assets)	$21,872	7.65%	$11,435	4.00%
Tier 1 Capital (to Average Assets)	$21,872	6.18%	$14,152	4.00%

As of December 31, 2000
Total Capital (to Risk weighted Assets)	$24,438	10.68%	$18,307	8.00%
Tier 1 Capital (to Risk weighted Assets)	$16,291	7.12%	$9,153	4.00%
Tier 1 Capital (to Average Assets)	$16,291	5.88%	$11,087	4.00%

Notes To Consolidated Financial Statements

18. NET EARNINGS PER SHARE:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS):

	Income (numerator)	Shares (denominator)	Per Share Amounts
Basic 2001 EPS
Net Income available to common shareholders	$1,102,000	2,896,000	$0.38
Effect of dilutive stock options	–	78,000	(0.01)

Diluted 2001 EPS	$1,102,000	2,974,000	$0.37

Basic 2000 EPS
Net Income available to common shareholders	$1,001,000	2,676,000	$0.37
Effect of dilutive stock options	–	50,000	—

Diluted 2000 EPS	$1,001,000	2,726,000	$0.37

Basic 1999 EPS
Net Income available to common shareholders	$1,551,000	2,647,000	$0.59
Effect of dilutive stock options	–	60,000	(0.02)

Diluted 1999 EPS	$1,551,000	2,707,000	$0.57

Notes To Consolidated Financial Statements

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	Quarters Ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(In thousands, except per share data)
Interest income	$6,086	$6,135	$6,409	$6,575
Interest expense	2,740	3,089	3,272	3,380

Net interest income	3,346	3,046	3,137	3,195
Provision for loan losses	706	670	75	19

Net interest income after provision for loan losses	2,640	2,376	3,062	3,176
Other income	1,038	653	698	557
Other expenses	3,116	2,630	3,323	3,246

Income before income tax provision	562	399	437	487
Income tax provision	234	166	198	185

Net income	$328	$233	$239	$302

Earnings per share:
Basic	$0.10	$0.08	$0.09	$0.11

Fully diluted	$0.10	$0.07	$0.09	$0.11

	Quarters Ended
	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
	(In thousands, except per share data)
Interest income	$6,607	$5,811	$4,823	$3,935
Interest expense	3,226	2,672	2,206	1,702

Net interest income	3,381	3,139	2,617	2,233
Provision for loan losses	428	200	177	160

Net interest income after provision for loan losses	2,953	2,939	2,440	2,073
Other income	541	550	477	610
Other expenses	2,805	2,933	2,584	2,608

Income before income tax provision	689	556	333	75
Income tax provision	255	230	136	31

Net income	$434	$326	$197	$44

Earnings per share:
Basic	$0.16	$0.12	$0.08	$0.01

Fully diluted	$0.16	$0.12	$0.08	$0.01

Notes To Consolidated Financial Statements

20. SEGMENT INFORMATION

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company changed its internal reporting during 1999, and now segregates its operations into two primary segments: Banking Division and SBA Division. The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each segment.

	Banking Division	SBA Division	Total
2001	(dollars in thousands)
Interest income	$17,183	$8,022	$25,205
Interest expense	8,285	4,196	12,481

Net interest income before provision for loan losses	8,898	3,826	12,724
Provision for loan losses	1,099	371	1,470
Other operating income	1,552	1,394	2,946
Other operating expenses	8,863	3,452	12,315

Income before income taxes	488	1,397	1,885
Income taxes	202	581	783

Net income	$286	$816	$1,102

Assets employed at year end	$270,202	$100,021	$370,223

	Banking Division	SBA Division	Total
2000	(dollars in thousands)
Interest income	$15,413	$5,763	$21,176
Interest expense	5,724	4,082	9,806

Net interest income before provision for loan losses	9,689	1,681	11,370
Provision for loan losses	917	48	965
Other operating income	1,151	1,027	2,178
Other operating expenses	8,064	2,866	10,930

Income (loss) before income taxes	1,859	(206)	1,653
Income taxes (benefit)	737	(85)	652

Net income (loss)	$1,122	$(121)	$1,001

Assets employed at year end	$203,543	$76,915	$280,696

Notes To Consolidated Financial Statements

	Banking Division	SBA Division	Total
1999	(dollars in thousands)
Interest income	$9,174	$3,651	$12,825
Interest expense	2,268	2,013	4,281

Net interest income before provision for loan losses	6,906	1,638	8,544
Provision for loan losses	385	—	385
Other operating income	2,353	3,223	5,576
Other operating expenses	8,826	2,458	11,284

Income before income taxes	48	2,403	2,451
Income taxes	6	894	900

Net income	$42	$1,509	$1,551

Assets employed at year end	$140,796	$34,977	$175,981

21. PARENT COMPANY FINANCIAL INFORMATION

The following presents unconsolidated financial information of the parent company only, Community Bancorp Inc. (Note 1) as of and for the years ended December 31:

COMMUNITY BANCORP INC. (Parent company only)

BALANCE SHEETS	2001	2000
	(dollars in thousands)
ASSETS:
Cash	$320	$1,182
Interest bearing deposits in financial institutions	497	490
Accrued interest and other assets	13	2
Investment in subsidiaries	28,502	22,532

TOTAL ASSETS	$29,332	$24,206

LIABILITIES:
Accounts payable	$708	$744
Borrowings from subsidiary	10,310	10,310
Other borrowings	1,813	916

TOTAL LIABILITIES	12,831	11,970
TOTAL SHAREHOLDERS’ EQUITY	16,501	12,236

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,332	$24,206

Notes To Consolidated Financial Statements

COMMUNITY BANCORP INC. (Parent company only)

STATEMENTS OF INCOME	2001	2000	1999
	(dollars in thousands)
Interest income	$60	$33	$–
Interest expense	1,169	954	150
Other operating expenses	378	209	205
Equity in net income of subsidiaries	1,970	1,582	1,774

Earnings before income taxes	483	452	1,419
Income tax benefit	619	549	132

NET INCOME	$1,102	$1,001	$1,551

COMMUNITY BANCORP INC. (Parent company only)
STATEMENTS OF CASH FLOWS	2001	2000	1999
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,102	$1,001	$1,551
Adjustments to reconcile net income to cash (used in) provided by operating activities:
ESOP compensation	153	–
Decrease (increase) in accrued interest and other assets	(11)	82	(84)
Increase (decrease) in accounts payable	(36)	744	–
Equity in net income of subsidiaries	(1,970)	(1,582)	(1,774)

Net cash (used in) provided by operating activities	(762)	245	(307)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in interest bearing deposits at other financial institutions	(7)	(475)	–
Capital contributions to subsidiaries	(4,000)	(6,110)	(3,000)

Net cash used in investing activities	(4,007)	(6,585)	(3,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from other borrowings	1,000	10,495	3,175
Repayment of other borrowings	(153)	(3,381)	–
Cash dividends received from subsidiary	–	350	150
Cash dividends paid	(1)	(1)	–
Net proceeds from issuance of common stock	3,026
Exercise of stock options	35	25	16

Net cash provided by financing activities	3,907	7,488	3,341

NET INCREASE IN CASH AND CASH EQUIVALENTS	(862)	1,148	34
CASH AND CASH EQUIVALENTS, beginning of year	1,182	34	–

CASH AND CASH EQUIVALENTS, end of year	$320	$1,182	$34

Supplemental disclosure of noncash financing activities
Unearned ESOP contributions	$(50)	$(325)	$–

Independent Auditors’ Report

To the Board of Directors and Shareholders of
Community Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Community Bancorp Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Bancorp Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 14, 2002

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Certificate of Incorporation, as amended, of Community Bancorp Inc*
3.2	Bylaws of Community Bancorp Inc.*
4.1	Specimen Share Certificate for Common Stock****
4.2	Stock Purchase Agreement ******
4.3	Registration Rights Agreement ******
10.1	Data Processing Service Agreement, dated December 21, 2000 between Community National Bank and First National Bank as amended *****
10.2	1993 Stock Option Plan **
10.3	Form of stock option agreement for use pursuant to 1993 Stock Option Plan**
10.4	Head Office Extension Leases****
10.5	Temecula Branch Office Lease****
10.6	Vista Branch Lease****
10.7	Fallbrook National Bank 401(k) Profit Sharing Plan***
10.8	Director Indexed Fee Continuation Program****
10.9	Employment Agreement with Thomas E. Swanson****
10.10	Employment Agreement with Gary M. Youmans****
10.11	Employment Agreement with L. Bruce Mills, Jr.****
10.12	Employment Agreement with Donald W. Murray****
10.13	Employment Agreement with Barbara C. Ernst****
10.14	Fallbrook National Bank Employee Stock Ownership Plan****
10.15	Employment Agreement with F. Michael Patterson *****
10.16	Lease on Corporate Headquarters in Escondido
10.17	Promissory note for Pacific Coast Banker’s Bank
23.1	Consent of Deloitte & Touche LLP

*	Previously filed with the Company’s 10-QSB for the quarter ended June 30, 1999
**	Previously filed with the Company’s S-8 Registration Statement (333-88473)
***	Previously filed with the Company’s S-8 Registration Statement (333-88457)
****	Previously filed with the Company’s 10-KSB for the year ended December 31, 1999
*****	Previously filed with the Company’s 10-KSB for the year ended December 31, 2000
******	Previously filed with the Company’s 8-K on August 2, 2001

(b) Reports on Form 8-K

The Company did not file any 8-K reports during the fourth quarter of 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP INC.

By:	/s/ THOMAS E. SWANSON
Thomas E. Swanson President and Chief Executive Officer

Dated: March 29, 2002

By:	/s/ L. BRUCE MILLS, JR.
L. Bruce Mills, Jr. Senior Vice President and Chief Financial Officer

Dated: March 29, 2002

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.

Dated:

/s/ GARY W. DEEMS Gary W. Deems	Chairman of the Board	March 20, 2002

/s/ MARK N. BAKER Mark N. Baker	Director	March 20, 2002

/s/ G. BRUCE DUNN G. Bruce Dunn	Director	March 20, 2002

/s/ C. GRANGER HAUGH C. Granger Haugh	Director	March 20, 2002

/s/ E. STEVE LEFEVRE E. Steve Lefevre	Director	March 20, 2002

/s/ ROBERT H. S. KIRKPATRICK Robert H.S. Kirkpatrick	Director	March 20, 2002

/s/ PHILIP D. OBERHANSLEY Philip D. Oberhansley	Director	March 20, 2002

/s/ COREY A. SEALE Corey A. Seale	Director	March 20, 2002

/s/ THOMAS E. SWANSON Thomas E. Swanson	Director	March 20, 2002

/s/ GARY M. YOUMANS Gary M. Youmans	Director	March 20, 2002

EXHIBIT INDEX

Exhibit Number	Description

10.16	Lease on Corporate Headquarters in Escondido dated April 12, 2001.

10.17	Promissory note between Pacific Coast Bankers’ Bank and Community Bancorp Inc. dated June 28, 2001.

23.1	Consent of Deloitte & Touche LLP