Form 10-Q
period 2002-03-31
COMMUNITY BANCORP INC
filed 2002-04-29
CIK 1089503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR

The transition period from to .

Commission File No. 000-26505

COMMUNITY BANCORP INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0859334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Canterbury Place, Suite 300, CA	92025
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:    (760) 432-1100

(Former Address)
130 West Fallbrook St.
Fallbrook, CA 92028
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Number of shares of common stock outstanding as of March 31, 2002: 3,330,535

PART 1:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2002	2001
ASSETS
Cash and cash equivalents	$43,139	$38,946
Interest bearing deposits in financial institutions	99	596
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	2,138	1,065
Investment securities held-to-maturity, at amortized cost	24,176	10,626
Interest-only strip, at fair value	389	354
Loans held for investment	286,319	269,451
Less allowance for loan losses	(3,039)	(2,788)

Net loans held for investment	283,280	266,663
Loans held for sale	43,566	39,023
Premises and equipment, net	4,118	2,924
Other repossessed assets	1,900	1,900
Accrued interest and other assets	4,534	5,579
Deferred tax asset	1,240	1,240
Servicing asset, net	1,583	1,307

Total Assets	$410,162	$370,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$303,145	$295,076
Non-interest bearing	41,080	38,258

Total deposits	344,225	333,334
Trust Preferred Securities	10,000	10,000
Other borrowings	33,450	5,813
Reserve for losses on commitments to extend credit	279	285
Accrued expenses and other liabilities	4,236	4,290

Total liabilities	392,190	353,722
Shareholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding, 3,331,000 at March 31, 2002 and 3,311,000 at December 31, 2001	2,081	2,069
Additional paid-in capital	9,363	9,162
Unearned ESOP contribution	—	(668)
Retained earnings	6,528	5,938

Total shareholders’ equity	17,972	16,501

Total Liabilities and Shareholders’ Equity	$410,162	$370,223

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except for per share amounts)
(unaudited)

	For the three months ended March 31,
	2002	2001
Interest income:
Interest and fees on loans	$5,596	$6,257
Interest on cash equivalents	58	184
Interest on interest bearing deposits in financial institutions	3	11
Interest on investment securities	191	123

Total interest income	5,848	6,575

Interest expense on deposits	2,008	3,075
Interest expense on other borrowed money	340	305

Total interest expense	2,348	3,380

Net interest income before provision for loan losses	3,500	3,195
Provision for loan losses	246	19

Net interest income after provision for loan losses	3,254	3,176

Other operating income:
Net gain on sale of loans	887	70
Loan servicing fees, net	88	110
Customer service charges	140	114
Other fee income	215	263

Total other operating income	1,330	557

Other operating expenses:
Salaries and employee benefits	2,129	1,830
Occupancy	314	216
Telephone	71	78
Premises and equipment	178	162
Marketing and promotions	54	84
Data processing	290	232
Professional services	181	198
Director, officer and employee expenses	100	124
Office expenses	108	144
ESOP loan expense	—	51
Other expenses	150	127

Total other operating expenses	3,575	3,246

Income before income taxes	1,009	487
Income taxes	419	185

Net Income	$590	$302

Comprehensive Income	$590	$302

Basic earnings per share	$0.18	$0.11
Diluted earnings per share	$0.18	$0.11

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	For the three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$590	$302
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	(55)	147
ESOP Compensation	—	51
Provision for loan losses	246	19
Net gain on sale of loans	(887)	(70)
Loans originated for sale	(31,995)	(12,258)
Unrealized (gain) / loss on interest-only strips	(50)	12
Amortization of interest-only strips	15	17
Capitalization of servicing asset	(267)	—
Amortization of servicing asset	57	57
Change in valuation allowance for servicing asset	(66)	9
Proceeds from sale of loans	29,130	8,045
Increase (decrease) in reserve for losses on commitments to extend credit	(6)	27
Decrease (increase) in accrued interest and other assets	1,045	(31)
Decrease in accrued expenses and other liabilities	(54)	(441)

Net cash used in operating activities	(2,297)	(4,114)
Cash flows from investing activities:
Net increase in loans	(17,655)	(15,413)
Net maturities of interest bearing time deposits	497	293
Maturities of securities held-to-maturity	651	1,251
Purchase of securities held-to-maturity	(13,987)	(655)
Purchase of Federal Reserve & Federal Home Loan Bank stock	(1,073)
Net additions to premises and equipment	(1,352)	(138)

Net cash used in investing activities	(32,919)	(14,662)

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(dollars in thousands)
(unaudited)

	For the three months ended March 31,
	2002	2001
Cash flows from financing activities:
Net increase (decrease) in deposits:
Interest bearing	8,069	24,619
Non-interest bearing	2,822	(1,938)
Purchase of treasury stock	—	—
Exercise of stock options	68	—
Repayment of line of credit	(813)	(51)
Proceeds from sale of unallocated ESOP shares	813	—
Proceeds from other borrowings	28,450	13,100

Net cash provided by financing activities	39,409	35,730

Net increase in cash and cash equivalents	4,193	16,954
Cash and cash equivalents at beginning of period	$38,946	$17,830

Cash and cash equivalents at end of period	$43,139	$34,784

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,286	$3,454

Income Taxes	$355	$200

Supplemental disclosure of non-cash investing activities:
Loans held for investment transferred to held for sale	$1,350	$4,348

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

Note 1    Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements include Community Bancorp Inc. and its wholly owned subsidiaries Community National Bank (formerly Fallbrook National Bank) (the “Bank”) and Community (CA) Capital Trust I (the “Trust”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2002, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2002 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

On October 10, 2000, Fallbrook National Bank, subsidiary of Community Bancorp Inc., officially changed its name to Community National Bank.

Note 2    Loans and Related Allowance for Loan Losses:

A summary of loans as of March 31, 2002 and December 31, 2001 is as follows:

	March 31, 2002	December 31, 2001
	(dollars in thousands)
Construction loans	$71,975	$60,264
Real estate one-to four-family	12,045	11,358
Real estate commercial and multi-family	200,997	189,395
Consumer home equity lines of credit	3,001	2,615
Consumer other	4,147	5,635
Aircraft	24,866	23,929
Commercial	13,134	15,332

Total gross loans	330,165	308,528
Deferred loan fees	207	617
Discounts on unguaranteed portion of loans retained	(487)	(671)
Allowance for loan losses	(3,039)	(2,788)

Net loans	$326,846	$305,686

Included in net loans are $4.2 million and $3.7 million of mortgage loans and $39.3 million and $35.3 million of SBA loans held for sale at March 31, 2002 and December 31, 2001, respectively.

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

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

Note 3    Sales and Servicing of SBA Loans:

The Company originates loans to customers under a SBA program that generally provides for SBA guarantees of 70% to 90% of each loans. Beginning in 2000, the Company retained both the guaranteed and unguaranteed portions of SBA 7a loans originated. Prior to 2000, the Company routinely sold the guaranteed portion of these loans to third parties and retained the unguaranteed portion of the loans sold. During the latter half of 2001, the Company reached certain targets with regards to concentrations in SBA loans in the portfolio, and again began selling a portion of the SBA 7a loans originated. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loans using the interest method.

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan.

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of March 31, 2002 and December 31, 2001, the valuation allowance for the servicing assets were $183,000 and $249,000, respectively.

Note 4    Contingencies:

Because of the nature of its activities, the Company is from time to time subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 5    Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the three months ended March 31,
	2002			2001
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$590			$302

Basic EPS Earnings available to common shareholders	$590	3,267,032	$0.18	$302	2,661,028	$0.11
Effect of Dilutive Securities Options	—	88,714	—	—	96,443	—

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$590	3,355,746	$0.18	$302	2,757,471	$0.11

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6    Segment Information

The following disclosure about segments of the Company is made in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company changed its internal reporting in 1999, and now segregates its operations into two primary segments: Banking Division and SBA Division. The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each.

	For the three months ended March 31,
	2002			2001
	Banking Division	Small Business Administration Division (“SBA”)	Total Company	Banking Division	Small Business Administration Division (“SBA”)	Total Company
	(dollars in thousands)
Interest income	$4,196	$1,652	$5,848	$4,479	$2,096	$6,575
Interest expense	1,531	817	2,348	2,100	1,280	3,380

Net interest income before provision	2,665	835	3,500	2,379	816	3,195
Provision for (reversal of ) loan losses	178	68	246	(40)	59	19
Other income	345	985	1,330	305	252	557
Other expenses	2,650	925	3,575	2,413	833	3,246

Income before income taxes	182	827	1,009	311	176	487
Income taxes	75	344	419	112	73	185

Net income	$107	$483	$590	$199	$103	$302

Asset employed at quarter end	$304,034	$106,128	$410,162	$245,571	$70,547	$316,118

Note 7    Recent Accounting Developments

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

SFAS No. 141, “Business Combinations,” requires that all business combinations be accounted for by a single method—the purchase method. The provisions of this SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of the provisions of SFAS No. 141 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 8    Termination of Employee Stock Ownership Plan

In 1997 the Company implemented an Employee Stock Ownership Plan (“ESOP”) funded with borrowings of $1,000,000 that year. In 2000, the loan was refinanced, with an additional $325,000 being advanced on the line during 2000 and another $50,000 in 2001. As of December 31, 2001 and March 31, 2001 the indebtedness of the ESOP was $813,000 and $746,000, respectively. As of September 30, 2001, the Board of Directors elected to terminate the ESOP. In February of 2002, the Company sold the remaining unallocated shares at a price of $6.50 per share, with total proceeds of $822,000, and repaid principal totaling $813,000, resulting in the elimination of the unearned ESOP contribution.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced the financial performance of the Company for the three months ended March 31, 2002. This analysis should be read in conjunction with the Company’s 2001 Annual Report as filed on form 10K and with the unaudited financial statements and notes as set forth in this report.

Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath, and other factors referenced in the 10K report for December 31, 2001 on file with the SEC, including in “Item 1. BUSINESS—Factors that May Affect Future Results of Operations.” The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

RESULTS OF OPERATIONS

Net Income

Net income increased to $590,000 for the three months ended March 31, 2002 compared to $302,000 for the three months ended March 31, 2001. Basic earnings per share were $0.18 and $0.11 for the three months ended March 31, 2002 and 2001, respectively. Diluted earnings per share were $0.18 and $0.11 for the three months ended March 31, 2002 and 2001, respectively. Earnings per share for the three months ended March 31, 2001 were adjusted for the effects of a stock dividend paid in November 2001. The increase in net income was mainly due to the increases in net interest income and non interest income, partially offset by increases in provisions for loan losses and other operating expenses. Net interest income increased due to an increase in average interest earning assets, noninterest income increased due to an increase in the amount of loans sold and other operating expenses increased during the three months ended March 31, 2001 due to the expansion of the Company’s franchise and increased loan production.

Return on average assets for the three months ended March 31, 2002 was 0.64% compared to 0.42% for the three months ended March 31, 2001. The increase in the return on average assets from 2001 to 2002 was due to the increase in net income noted above, which is the result of the 28.5% growth in average assets, in accordance with the Company’s strategic plan. The return on average equity was 13.68% for the three months ended March 31, 2002 compared to 10.00% for the three months ended March 31, 2001.

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

	For the three months ended March 31,
	2002			2001
	Balance	Earned/Paid	Rate/Yield	Balance	Earned/Paid	Rate/Yield
Average assets
Securities and time at other banks	$15,118	$194	5.20%	$8,435	$134	6.44%
Fed funds sold	13,889	58	1.69%	13,385	184	5.58%
Loans
Commercial	142,622	2,313	6.58%	115,678	2,779	9.74%
Real Estate	171,954	3,142	7.41%	130,799	3,298	10.23%
Consumer	6,992	141	8.18%	8,231	180	8.87%

Total loans	321,568	5,596	7.06%	254,708	6,257	9.96%

Total earning assets	350,575	5,848	6.77%	276,528	6,575	9.64%
Non earning assets	24,349			15,316

Total average assets	$374,924			$291,844

Average liabilities and shareholders equity
Interest bearing deposits
Savings and interest bearing accounts	$90,425	242	1.09%	$70,042	519	3.01%
Time deposits	203,948	1,766	3.51%	163,683	2,556	6.33%

Total interest bearing deposits	294,373	2,008	2.77%	233,725	3,075	5.34%
Demand deposits	39,743	—		30,442	—
Trust preferred debt	10,000	278	11.27%	10,000	278	11.27%
Other borrowings	9,009	62	2.79%	1,433	27	7.64%

Total interest bearing liabilities	353,125	2,348	2.70%	275,600	3,380	4.97%
Accrued expenses and other liabilities	4,306			3,999
Net shareholders equity	17,493			12,245

Total average liabilities shareholders equity	$374,924			$291,844

Net interest spread			4.07%			4.67%

Net interest income		$3,500			$3,195

Net yield on interest earnings assets			4.05%			4.69%

        Interest income for the three months ended March 31, 2002 decreased to $5.8 million, compared to $6.6 million for the three months ended March 31, 2001. This decrease was due to the 4.75% decrease in market interest rates during 2001 which resulted in a 2.87% decrease in the yield on interest earning assets for the three months ended March 31, 2002 when compared to the three months ended March 31, 2001, and was partially offset by an increase in the average balance of interest earning assets. Average interest earning assets increased to $350.6 million for the three months ended March 31, 2002 compared to $276.5 million for the three months ended March 31, 2001. The yield on interest earning assets decreased to 6.77% for the three months ended March 31, 2002 compared to 9.64% for the three months ended March 31, 2001. The largest single component of interest earning assets was loans receivable, which had an average balance of $321.6 million with a yield of 7.06% for the three months ended March 31, 2002 compared to $254.7 million with a yield of 9.96% for the three months ended March 31, 2001. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan.

Interest expense for the three months ended March 31, 2002 decreased to $2.3 million compared to $3.4 million for the three months ended March 31, 2001. This decrease was due to the 4.75% decline in market interest rates in 2001, and was partially offset by an increase in average deposits and other borrowings. Due to the decline in market interest rates, the cost of deposits declined from 4.97% for the three months ended March 31, 2001 to 2.70% for the three months ended March 31, 2002. Average interest-bearing liabilities increased to $353.1 million for the three months ended March 31, 2002 compared to $275.6 million for the three months ended March 31, 2001. The largest component of interest bearing liabilities is time deposits. Average time deposits increased to $203.9 million with a cost of 3.51% for the three months ended March 31, 2002 compared to $163.7 million with a cost of 6.33% for the three months ended March 31, 2001. The increase in average interest bearing liabilities is a result of the Company’s expansion as part of its strategic plan, including the addition of two new retail banking offices in 2001.

Other average borrowings increased to $19.0 million with a cost of 7.25% for the three months ended March 31, 2002, compared to $11.4 million with a cost of 10.82% for the three months ended March 31, 2001. In March of 2001, the Company established a line of credit with the Federal Home Loan Bank (FHLB) collateralized by commercial loans. Funds from the credit line were used to increase liquidity at the Company. In addition to FHLB advances, other lines of credit are utilized to increase capital at the Bank and, until February 14, 2002, to fund the Company’s ESOP. The loan to the Company’s ESOP was paid in full on February 14, 2002. See “Deposits and Borrowings” in the “FINANCIAL CONDITION” section of this discussion for further information.

Net interest income before provision for estimated loan losses

Net interest income before provision for estimated loan losses for the three months ended March 31, 2002 was $3.5 million, compared to $3.2 million for the three months ended March 31, 2001. This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin. Average interest earning assets were $350.6 million for the three months ended March 31, 2002 with a net interest margin of 4.05% compared to $276.5 million with a net interest margin of 4.69% for the three months ended March 31, 2001. The decline in the net interest margin was primarily due to the 4.75% decline in interest rates during 2001. For a discussion of the repricing of the Company’s assets and liabilities, see “ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Provision for Estimated Loan Losses

Due to the growth in loans the provision for estimated loan losses totaled $246,000 for the three months ended March 31, 2002 compared to $19,000 for the three months ended March 31, 2001. For further information, please see the “Loans” discussion in the “FINANCIAL CONDITION” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $1,330,000 for the three months ended March 31, 2002 compared to $557,000 for the three months ended March 31, 2001. The increase was due to a substantial increase in net gain on sale of loans with a small change in customer service charges, and was partially offset by a decline in loan servicing fees and other fee income.

Net gain on sale of loans increased from $70,000 for the quarter ended March 31, 2001 to $887,000 for the quarter ended March 31, 2002. During the three months ended March 31, 2002, the Company originated $19.1 million in SBA loans compared to $18.1 million during the three months ended March 31, 2001. The Company originated $16.0 million in mortgage loans during the three months ended March 31, 2002 compared to $8.5 million during the three months ended March 31, 2001. The Company sold $14.0 million in SBA loans and $14.2 million in mortgage loans during the three months ended March 31, 2001 compared to $2.7 million in SBA 504 loans and $5.2 million in mortgage loans during the three month period ended March 31, 2001. The Company did not sell any SBA 7a loans during the three months ended March 31, 2001. The Company intends to maintain SBA loans in a range of 30% to 40% of total gross loans. Therefore, there will continue to be SBA loan sales in future periods, as the Company controls its asset growth to a target of 15% to 20% per year. The additional SBA loan sales should further enhance gain on sale of loans.

Loan servicing income decreased to $88,000 for the three months ended March 31, 2002 compared to $110,000 for the three months ended March 31, 2001. Loan servicing income is the result of the spread between the interest rate paid by borrowers and the interest rate paid to third party investors, multiplied by the total volume of loans sold. The Company did not sell any SBA 7a loans during the first and second quarter of 2001, and therefore did not increase its loan servicing portfolio. In addition, the Company and the industry incurred significant prepayments during 2001, further reducing its loan servicing portfolio. Since the Company has reached its desired mix of SBA loans as a percentage of total gross loans, the Company is once again selling a portion of the loans it originates. As sales continue with servicing retained, loan servicing income should stabilize and eventually increase in future periods.

Customer service charges increased from $114,000 for the three months ended March 31, 2001 to $140,000 for the three months ended March 31, 2002. The increase is the result of a 29% increase in average savings and interest bearing accounts from $70.0 million for the three months ended March 31, 2001 to $90.4 million for the three months ended March 31, 2002.

Other fee income decreased to $215,000 for the three months ended March 31, 2002 compared to $263,000 for the three months ended March 31, 2001. The decrease in other fee income for the three month period reflect the decrease in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director/officer/employee expenses, office, ESOP loan and other expenses are the major categories of other operating expenses. Other operating expenses increased to $3.6 million for the three months ended March 31, 2002 compared to $3.2 million for the three months ended March 31, 2001.

The increase in other operating expenses is primarily due to the increase in salaries and employee benefits to $2.1 million for the three months ended March 31, 2002 compared to $1.8 million for the three months ended March 31, 2001. The Company opened two new branch offices in 2001. As a result of the increased loan origination, commissions have increased by $83,000 when comparing the quarter ended March 31, 2002 to March 31, 2001. In addition, employee insurance benefits rates increased by 16% from 2001 to 2002.

The Company’s efficiency ratio, which is the ratio of recurring operating expenses to net interest income before provision for loan losses plus non-interest income, decreased (improved) to 74.02% for the three months ended March 31, 2002 compared to 86.51% for the three months ended March 31, 2001. The decrease in efficiency ratio was due to the increase in net interest and other operating income, partially offset by the increase in operating expenses. The increase in operating expenses is due to the expansion of the Company’s business.

The following table compares each of the components of other operating expenses for the three months ended March 31, 2002 and 2001, respectively:

	For the three months ended March 31,
	2002	2001	Change $
Other operating expenses:
Salaries and employee benefits	$2,129	$1,830	$299
Occupancy	314	216	98
Telephone	71	78	(7)
Premises and equipment	178	162	16
Marketing and promotions	54	84	(30)
Data processing	290	232	58
Professional services	181	198	(17)
Director, officer and employee expense	100	124	(24)
Office expenses	108	144	(36)
ESOP loan expense	—	51	(51)
Other expenses	150	127	23

Total other operating expenses	$3,575	$3,246	$329

Occupancy expense is expected to increase beginning in the second quarter of 2002 due to the completion and occupancy of the Company’s new corporate headquarters in Escondido. This increase is expected to be partially offset through the sublease of a portion of the space being leased. The ESOP loan expense decreased due to the termination of the ESOP in September, 2001. No further expense is expected to be incurred in future periods as a result of the termination of the ESOP.

Provision for Income Taxes

The effective income tax rate was 41.5% for the three months ended March 31, 2002 compared to 38.0% for the three months ended March 31, 2001. Provisions for income taxes totaled $419,000 and $185,000 for the three months ended March 31, 2002 and 2001, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets
March 31, 2002 compared to December 31, 2001 and March 31, 2001

Total assets of the Company increased to $410.2 million as of March 31, 2002 compared to $370.2 million as of December 31, 2001 and $316.4 million as of March 31, 2001. The increase in total assets was due to the growth in net loans to $326.8 million as of March 31, 2002, compared to $305.7 million as of December 31, 2001, and $265.1 million as of March 31, 2001. Loan growth is expected to slow during the remainder of 2002 as management intends to sell more of the loans it originates in order to maintain the annual growth rate to between 15% and 20%. Deposit growth is expected to slow during the remainder of 2002 as management intends to reduce wholesale deposits as retail deposits increase.

Deposits grew to $344.2 million as of March 31, 2002 compared to $333.3 million as of December 31, 2001 and were $275.4 million as of March 31, 2001. Cash and cash equivalents increased to $43.1 million as of March 31, 2002 compared to $38.9 million as of December 31, 2001 and were $34.8 million as of March 31, 2001. The increase in cash and cash equivalents was due to the increase in deposits and other borrowed money, including FHLB advances. During the three months ended March 31, 2001, the Company became a member of the FHLB.

Shareholders’ equity was $18.0 million as of March 31, 2002 compared to $16.5 million as of December 31, 2001, and was $12.6 million as of March 31, 2001. Please refer to the “CAPITAL” section of this discussion for further information.

Investments

The Company’s investment portfolio consists primarily of certificates of deposit with other financial institutions, agency securities and overnight investments in the Federal Funds market. As of March 31, 2002, certificates of deposit with other financial institutions totaled $99,000, compared to $596,000 as of December 31, 2001 and $497,000 as of March 31, 2001. As of December 31, 2001 and March 31, 2001, $500,000 and $497,000, respectively, was pledged as collateral for the Employee Stock Ownership Plan (“ESOP”) loan from another California bank, which was funding the Company’s ESOP. The ESOP was terminated as of September 30, 2001, and the remaining undistributed shares were sold in February 2002, eliminating the Company’s borrowings for the leveraged ESOP. Therefore, no certificates of deposit were pledged as of March 31, 2002. US Government and other securities totaled $24.2 million as of March 31, 2002 compared to $10.6 million as of December 31, 2001 and were $5.6 million as of March 31, 2001. During the quarter ended March 31, 2002, the Company invested an additional $14.1 million in agency securities, which were pledged as collateral for FHLB advances. A portion of the other $10.1 million in securities as of March 31, 2002 are held as collateral for public funds and treasury, tax and loan deposits. Average Federal Funds sold for the three months ended March 31, 2002 was $13.9 million compared to $13.4 million for the three months ended March 31, 2001.

Loans

Loan balances, net of the allowance for loan losses, increased to $326.8 million as of March 31, 2002 compared to $305.7 million as of December 31, 2001 and $265.1 million as of March 31, 2001. A healthy loan demand resulted in a 23.7% growth rate in total gross loans since March 31, 2001. The Company services SBA 7a loans sold to other investors. As of March 31, 2002, the Company serviced $79.4 million SBA 7a loans for other investors compared to $69.6 million as of December 31, 2001 and $73.5 million as of March 31, 2001.

Loan Origination and Sale.    The following table sets forth the Company’s loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the three months ended March 31,
	2002	2001
	(dollars in thousands)
Beginning balance	$305,686	$245,437
Loans originated: (1)
Commercial loans	5,287	2,037
Real estate:
Construction loans	11,490	18,457
One-to four-family	16,881	10,813
Commercial	32,819	22,828
Consumer	765	1,225

Total loans originated	67,242	55,360
Loans sold
Real estate:
One-to four-family	14,216	5,243
Commercial	14,021	2,731

Total loans sold	28,237	7,974
Less:
Principal repayments	18,322	27,351
Other net charges(2)	(477)	341

Total Loans	$326,846	$265,131

(1)
Included in total loans originated are $14.7 million and $7.8 million of mortgage loans and $17.3 and $4.5 million of SBA loans originated for sale for the three months ended March 31, 2002 and March 31, 2001, respectively.

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

Certain financial institutions have elected to use Special Purpose Vehicles (“SPV”) to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent company goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and nonperforming assets. The Company does not use those vehicles, or any other accounting structures, to dispose of problem assets.

The following table sets forth the Company’s non-performing assets at the dates indicated:

	March 31, 2002	December 31, 2001	March 31, 2001
	(dollars in thousands)
Non-accrual loans	$3,576	$3,174	$1,668
Troubled debt restructurings	—	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	29	—

Total non-performing loans	3,576	3,203	1,668
Other repossessed assets	1,900	1,900	—

Total non-performing assets	$5,476	$5,103	$1,668

SUPPLEMENTAL DATA
Loans 90 days or more delinquent	$1,302	$2,434	$502
Loans 90 days or more delinquent, net of government guarantees	$237	$487	$157
Total Assets	$410,162	$370,223	$316,383
Total gross loans	$330,165	$308,528	$266,872
Total loans held for investment	$286,319	$269,451	$244,610
Undisbursed portion of construction and other loans	$61,914	$63,867	$60,323
Government guaranteed portion of total loans	$50,488	$48,598	$44,214
Non-performing loans, net of government guarantees	$1,096	$1,140	$485
Allowance for loan losses	$3,039	$2,788	$1,977
Reserves for losses on commitments to extend credit	$279	$285	$265
Allowance for loan losses and reserves for losses on commitments to extend credit	$3,318	$3,073	$2,242
Loan loss allowance to loans, gross	0.92%	0.90%	0.74%
Loan loss allowance to loans held for investment, net of government guarantees	1.29%	1.26%	0.99%
Allowance for loan losses to non accrual loans	84.98%	87.84%	118.53%
Allowance for loan losses, including reserves for losses on commitments to extend credit, to:
Total loans	1.00%	1.00%	0.84%
Total loans held for investment, net of government guarantees	1.41%	1.39%	1.12%
Non-accrual loans	93%	97%	134%
Non-performing loans	93%	96%	134%
Non-performing loans, net of government guarantees	303%	270%	462%
Non-performing assets	61%	60%	134%
Total non-performing assets to total assets	1.34%	1.38%	0.53%
Total non-performing loans, net of government guarantees to total assets	0.27%	0.31%	0.15%
Total non-performing loans to total loans	1.08%	1.04%	0.63%
Total non-performing loans, net of government guarantees to total loans	0.33%	0.37%	0.18%

Nonaccrual Loans.    Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of March 31, 2002, December 31, 2001 and March 31, 2001 all impaired or nonaccrual loans were collateral-dependent. The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of March 31, 2002 the Company had thirteen loans on nonaccrual status totaling $3.6 million with $2.5 million, or 69%, guaranteed by the SBA. As of December 31, 2001, the Company had twelve loans on nonaccrual status totaling $3.2 million. Of this total, $2.1 million, or 65%, was guaranteed by the SBA. As of March 31, 2001, the Company had nine loans on nonaccrual status totaling $1.7 million. Of this total $1.2 million, or 71%, was guaranteed by the SBA.

Included in nonaccrual loans are loans less than 90 days delinquent. Loans 90 days or more delinquent totaled $1.3 million as of March 31, 2002, compared to $2.4 million as of December 31, 2001 and $502,000 as of March 31, 2001. Net of government guarantees, loans 90 days or more delinquent as of March 31, 2002 were $237,000 compared to $487,000 as of December 31, 2001 and $157,000 as of March 31, 2001.

Classified Assets.    From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and other repossessed assets) at March 31, 2002 and December 31, 2001 were $3.5 million compared to $1.5 million at March 31, 2001.

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

In originating loans, the Company recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The allowance is increased by provisions charged against earnings and reduced by net loan chargeoffs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible.Recoveries are generally recorded only when cash payments are received.

The allowance for loan losses is maintained to cover losses inherent in the loan portfolio. The responsibility for the review of the Company’s assets and the determination of the adequacy of the general valuation allowance lies with the Director’s Loan Committee. This committee assigns the loss reserve ratio for each type of asset and reviews the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors. Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the specific allowance is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents an analysis of the allowance for loan losses to the Company’s board of directors on a quarterly basis.

The Directors’ loan committee meets quarterly to review and monitor conditions in the portfolio and to determine the appropriate allowance for loan losses. To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the committee’s estimate of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, the Company is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

The following table sets forth information regarding the Company’s allowance for loan losses at the dates and for the periods indicated:

	At or for the three months ended March 31,
	2002	2001
	(dollars in thousands)
Balance at beginning of period	$2,788	$1,988
Chargeoffs:
Real estate loans:		1
One- to four- family	—	—
Commercial	—	9
Consumer	3	1

Total chargeoffs	3	10
Recoveries:
Real estate loans:
One- to four-family	—	—
Commercial	—	6
Consumer	2	1

Total recoveries	2	7

Net chargeoffs	1	3
Reserve for losses on commitments to extend credit	6	(27)
Provision for loan losses	246	19

Balance at end of period	$3,039	$1,977

Net charge offs to average loans	0.00%	0.00%
Reserve for losses on commitments to extend credit	$279	$265

As of March 31, 2002 the balance in the allowance for loans losses was $3.0 million compared to $2.8 million as of December 31, 2001 and $2.0 million as of March 31, 2001. In addition, the reserve for losses on commitments to extend credit was $279,000 as of March 31, 2002, compared to $285,000 as of December 31, 2001 and was $265,000 as of March 31, 2001. The balance of undisbursed construction and other loans was $61.9 million as of March 31, 2002 compared to $63.9 million as of December 31, 2001 and was $60.3 Million as of March 31, 2001. As of March 31, 2002 the allowance was 0.92% of total gross loans compared to 0.90% as of December 31, 2001 and was 0.74% as of March 31, 2001. Including the reserve for losses on commitments to extend credit, the allowance was a percentage of total gross loans the allowance was 1.00% as of March 31, 2002 and December 31, 2001 compared to 0.84% as of March 31, 2001. The allowance for loan losses as a percentage of nonaccrual loans was 84.98% as of March 31, 2002 compared to 87.84% as of December 31, 2001 and was 118.53% as of March 31, 2001. The allowance for loan losses, including reserves for losses on commitments to extend credit, to nonperforming loans, net of government guarantees was 303% as of March 31, 2002 compared to 270% as of December 31, 2001 and was 462% as of March 31, 2001. Management believes the allowance at March 31, 2002 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

Other Repossessed assets.    The repossessed asset totaling $1.9 million as of March 31, 2002 and December 31, 2001 was an aircraft acquired through repossession. There were no repossessed assets as of March 31, 2001.

Deposits and Borrowings

Total deposits increased to $344.2 million as of March 31, 2002 compared to $333.3 million as of December 31, 2001 and $275.4 million as of March 31, 2001. Interest bearing and non-interest bearing deposits increased to $303.1 million and $41.1 million, respectively, as of March 31, 2002 compared to $295.1 million and $38.3 million, respectively, as of December 31, 2001 and $244.0 million and $31.4 million, respectively, as of March 31, 2001. Retail banking deposits increased to fund SBA loan retention and loans held for sale, and reduce wholesale deposits. Total wholesale deposits were $76.5 million as of March 31, 2001, compared to $81.7 million as of December 31, 2001 and $59.1 million as of March 31, 2001. Total retail banking deposits increased to $267.7 million as of March 31, 2002 compared to $251.6 million as of December 31, 2001 and $216.3 million as of March 31, 2001. Retail deposits increased as part of the Company’s overall expansion, including the addition of two retail banking offices in 2001.

During the first quarter of 2000, the Company issued $10 million in Trust Preferred Securities, which are debt instruments that act as additional capital for regulatory purposes. The average balance outstanding was $10 million for the three months ended March 31, 2002 and 2001, respectively. Proceeds from the issuance of Trust Preferred Securities were used to pay off debt and provide additional capital to the Bank subsidiary.

Other borrowings totaled $33.5 million as of March 31, 2002, compared to $5.8 million as of December 31, 2001 and $14.0 million as of March 31, 2001. The Company established a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to purchase government securities and increase liquidity at the Company. In addition to the FHLB advances, other lines of credit are utilized to increase capital at the Bank and, as of December 31 and March 31, 2001, to fund the Company’s ESOP. The loan to the Company’s ESOP was paid in full February 14, 2002. In June 2001, the Company borrowed $1.0 million from an unaffiliated lender to contribute to the equity capital of the Bank.See the “Capital” discussion for further details on this loan.

In 1997, the Company formed an ESOP, which purchased shares of the Company for the future benefit of the employees. A line of credit was established with a correspondent bank to purchase the shares. The ESOP was terminated in September 2001, and the unallocated shares were sold in February 2002, at which time the borrowed funds were paid in full. See the “Capital” discussion for further details on this loan.

Capital

The Company’s capital increased to $18.0 million as of March 31, 2002 compared to $16.5 million as of December 31, 2001 and was $12.6 million as of March 31, 2001. The $1.5 million increase in capital is a result of net income of $590,000 for the quarter ended March 31, 2002, plus the repayment of $813,000 in borrowed funds as a result of the sale of unallocated shares in the ESOP combined with $68,000 in proceeds from the exercise of stock options.

In 1997 the Company implemented an ESOP funded with borrowings of $1,000,000 that year. In 2000, the loan was refinanced, with an additional $325,000 being advanced on the line during 2000 and another $50,000 in 2001. As of December 31, 2001 and March 31, 2001 the indebtedness of the ESOP was $813,000 and $746,000, respectively. As of September 30, 2001, the Board of Directors elected to terminate the ESOP. In February of 2002, the Company sold the remaining unallocated shares and repaid principal totaling $813,000, resulting in an increase in capital. During the years ended December 31, 2001 and 2000, the Company repaid principal totaling $153,000 and $205,000, respectively.

As part of the Company’s strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. The Company declared a 5% stock dividend to shareholders of record as of November 15, 2001 which was paid on November 30, 2001. Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

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

On June 28, 2001, the Company entered into a loan agreement with Pacific Coast Bankers’ Bank pursuant to which the Company can borrow up to $2.0 million on a revolving line of credit. At March 31, 2002 and December 31, 2001, the outstanding balance on this line of credit was $1.0 million. The proceeds of such loan were invested by the Company in the Bank in the form of equity capital. The loan provides for interest only payments until December 28, 2002, after which time the outstanding balance of the loan will begin amortizing over a 5 year period. The loan documents require the Company to obtain the prior consent of the lender before paying any cash dividend and before incurring additional indebtedness in excess of an additional $2.0 million outside the normal course of business.

At March 31, 2002 and December 31, 2001, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank. As of March 31, 2002, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 10.38% compared to 10.89% as of December 31, 2001. The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 9.31% as of March 31, 2002 compared to 9.82% as of December 31, 2001. The Bank’s regulatory Tier 1 Capital to average assets ratio was 7.77% as of March 31, 2002 compared to 7.94% as of December 31, 2001.

As of March 31, 2002, the Company’s regulatory Total capital to risk-weighted assets ratio was 9.96% compared to 10.30% as of December 31, 2001. The Company’s regulatory Tier 1 Capital to risk-weighted assets ratio was 7.62% as of March 31, 2002, compared to 7.65% as of December 31, 2001. The Company’s regulatory Tier 1 Capital to average assets ratio was 6.35% as of March 31, 2002, compared to 6.18% as of December 31, 2001.

Liquidity

The Company closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of March 31, 2002 liquid assets as a percentage of deposits were 9.2% compared to 10.6% as of December 31, 2001.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Form 10-Q, are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets and interest-only strips and the valuation of other repossessed assets. Actual results could differ from those estimates.

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

•
Servicing assets and interest only strips.    Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at March 31, 2002, the Company utilized a weighted average prepayment assumption of approximately 10% and a discount rate of 12%. In estimating fair values at December 31, 2001, the Company utilized a weighted average prepayment assumption of approximately 13% and a discount rate of 12%. In estimating fair values at March 31, 2001, the Company utilized a weighted average prepayment assumption of approximately 10% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material as of March 31, 2002, December 31, 2001 and March 31, 2001. At March 31, 2002, December 31, 2001 and March 31, 2001, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 10%, 13% and 10%, respectively, and a discount rate of 12%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•
Real Estate Owned and Other Repossessed Assets.    Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. At March 31, 2002 and December 31, 2001, the repossessed asset is an aircraft. There are no specific reserves on this asset as of March 31, 2002 and December 31, 2001.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to “ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FINANCIAL CONDITION—LOANS,” for a thorough discussion of the Company’s lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon the Company’s net interest income (“NII”). Changes in the NII are the result of the change in net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of March 31, 2002, 82.33% of the Company’s loan portfolio was tied to adjustable rate indices. The majority of the loans are tied to prime and reprice immediately. The exception is SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of March 31, 2002, 61.42% of the Company’s deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of March 31, 2002, 23.01% of the Company’s borrowings were fixed rate with a remaining term of 27 years.

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

Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are normally subjected to up to 300 basis points in increases and decreases in interest rates in 100 basis point increments. However, under the current interest rate environment, decreases in interest rates have been simulated at 25, 50 and 100 basis points. Under each interest rate scenario, the Company projects its net interest income. From these results, the Company can then develop alternatives in dealing with the tolerance thresholds.

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

At March 31, 2002, 69.75% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms averaging ten months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated five months at March 31, 2002. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before the Company’s customers no longer will maintain the deposit with the Company.

The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest bearing liabilities as of March 31, 2002. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of March 31, 2002
	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$201,572	$12,608	$19,762	$36,314	$1,580	$271,836
Fixed rate loans, gross(2)	8,561	1,849	376	12,591	34,952	58,329
Investments:
Investment securities held-to-maturity	500	—	500	3,503	19,673	24,176
Federal funds sold	27,700	—	—	—	—	27,700
Other investments	1,623	—	—	—	515	2,138

Total interest sensitive assets	239,956	14,457	20,638	52,408	56,720	384,179

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	41,080	41,080
Interest bearing	164,272	63,919	35,236	35,782	3,936	303,145
Other Borrowings	20,000	13,450	—	—	10,000	43,450

Total interest sensitive liabilities	$184,272	$77,369	$35,236	$35,782	$55,016	$387,675

GAP Analysis
Interest rate sensitivity gap	$55,684	$(62,912)	$(14,598)	$16,626	$1,704	$(3,496)
GAP as % of total interest sensitive assets	14.49%	-16.38%	-3.80%	4.33%	0.44%	-0.91%
Cumulative interest rate sensitivity gap	$55,684	$(7,228)	$(21,826)	$(5,200)	$(3,496)	$(3,496)
Cumulative gap as % of total interest sensitive assets	14.49%	-1.88%	-5.68%	-1.35%	-0.91%	-0.91%

During the quarter ended March 31, 2002, the Company invested $14.1 million in agency securities, with a maturity in excess of five years. These securities were purchased with short term FHLB advances and deposits generated from the retail branch network. The investments were made to improve the liquidity of the Company. The effect of the funding of longer term agencies with shorter term liabilities is to reduce the one year static maturity gap from -12.08% as of December 31, 2001 to -5.68% as of March 31, 2002. There are no current plans to decrease the negative one year static maturity gap through additional investments in securities at this time.

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

The following table shows the effects of changes in projected net interest income for the twelve months ending March 31, 2003 under the interest rate shock scenarios stated. The table was prepared as of March 31, 2002, at which time prime was 4.75%.

Changes in Rates	Projected Net interest Income	Change from base case	% change from base case
	(dollars in thousands)
+300 bp	$18,789	$3,201	20.54%
+200 bp	$17,390	$1,802	11.56%
+100 bp	$16,337	$749	4.80%
0 bp	$15,588
-25 bp	$15,447	$(141)	-0.90%
-50 bp	$15,174	$(414)	-2.66%
-100 bp	$14,461	$(1,127)	-7.23%

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

COMMUNITY BANCORP INC. (Registrant)

Date April 25, 2002	By:	/s/ THOMAS E. SWANSON Thomas E. Swanson President and Chief Executive Officer
Date April 25, 2002	By:	/s/ L. BRUCE MILLS, JR. L. Bruce Mills, Jr. Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

None