Form 10-Q
period 2002-06-30
COMMUNITY BANCORP INC
filed 2002-08-02
CIK 1089503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                         .

Commission File No. 000-26505

COMMUNITY BANCORP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0859334 (I.R.S. Employer Identification No.)

900 Canterbury Place, Suite 300, Escondido, CA (Address of principal executive offices)	92025 (Zip Code)

Issuer’s telephone number: (760) 432-1100

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Number of shares of common stock outstanding as of June 30, 2002: 3,335,461

PART 1:    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	June 30, 2002	December 31, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$59,761	$38,946
Interest bearing deposits in financial institutions	99	596
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	2,388	1,065
Investment securities held-to-maturity, at amortized cost	23,325	10,626
Interest-only strip, at fair value	396	354
Loans held for investment	275,767	269,451
Less allowance for loan losses	(3,276)	(2,788)

Net loans held for investment	272,491	266,663
Loans held for sale	33,623	39,023
Premises and equipment, net	4,444	2,924
Other repossessed assets	—	1,900
Other real estate owned	197	—
Accrued interest and other assets	4,437	5,579
Deferred tax asset	1,240	1,240
Servicing asset, net	1,946	1,307

Total Assets	$404,347	$370,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$297,521	$295,076
Non-interest bearing	42,407	38,258

Total deposits	339,928	333,334
Trust Preferred Securities	10,000	10,000
Other borrowings	31,450	5,813
Reserve for losses on commitments to extend credit	260	285
Accrued expenses and other liabilities	4,004	4,290

Total liabilities	385,642	353,722

Commitments and contingencies (Note 4)

Shareholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding, 3,335,000 at June 30, 2002 and 3,311,000 at December 31, 2001	2,084	2,069
Additional paid-in capital	9,380	9,162
Unearned ESOP contribution	—	(668)
Retained earnings	7,241	5,938

Total shareholders’ equity	18,705	16,501

Total Liabilities and Shareholders’ Equity	$404,347	$370,223

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except for per Share Amounts)

	For the six months ended June 30,		For the three months ended June 30,
	2002	2001	2002	2001
	(unaudited)
Interest income:
Interest and fees on loans	$11,411	$12,334	$5,815	$6,077
Interest on cash equivalents	146	400	88	216
Interest on interest bearing deposits in financial institutions	4	18	1	7
Interest on investment securities	530	232	339	109

Total interest income	12,091	12,984	6,243	6,409

Interest expense on deposits	3,878	6,020	1,870	2,945
Interest expense on other borrowed money	740	632	400	327

Total interest expense	4,618	6,652	2,270	3,272

Net interest income before provision for loan losses	7,473	6,332	3,973	3,137
Provision for loan losses	479	94	233	75

Net interest income after provision for loan losses	6,994	6,238	3,740	3,062

Other operating income:
Net gain on sale of loans	2,354	351	1,467	281
Loan servicing fees, net	196	203	108	93
Customer service charges	275	227	135	113
Loss on other repossessed assets	(49)	—	(49)	—
Other fee income	390	463	160	205

Total other operating income	3,166	1,244	1,821	692

Other operating expenses:
Salaries and employee benefits	4,350	3,662	2,221	1,832
Occupancy	725	452	411	236
Telephone	155	151	84	73
Premises and equipment	558	331	380	169
Marketing and promotions	147	166	93	82
Data processing	371	307	173	157
Professional services	418	392	237	194
Director, officer and employee expenses	229	271	129	147
Office expenses	250	242	142	98
ESOP loan expense	—	102	—	51
Other expenses	727	482	471	278

Total other operating expenses	7,930	6,558	4,341	3,317

Income before income taxes	2,230	924	1,220	437
Income taxes	927	383	507	198

Net Income	$1,303	$541	$713	$239

Comprehensive Income	$1,303	$541	$713	$239

Basic earnings per share	$0.39	$0.20	$0.21	$0.09
Diluted earnings per share	$0.38	$0.20	$0.21	$0.09

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the six months ended June 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income	$1,303	$541
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	524	302
ESOP Compensation	—	102
Provision for loan losses	479	94
Net accretion of discount on investment securities	(183)	(7)
Net gain on sale of loans	(2,354)	(351)
Loss on sale of other repossessed asset	49	—
Loans originated for sale	(56,964)	(26,469)
Unrealized (gain) loss on interest-only strips	(69)	9
Capitalization of interest-only strips	(2)	—
Amortization of interest-only strips	29	34
Capitalization of servicing asset	(751)	(26)
Amortization of servicing asset	118	113
Change in valuation allowance for servicing asset	(6)	202
Proceeds from sale of loans	65,657	27,276
Increase (decrease) in reserve for losses on commitments to extend credit	(25)	3
Decrease in accrued interest and other assets	1,142	244
Decrease in accrued expenses and other liabilities	(375)	(350)

Net cash provided by operating activities	8,572	1,717

Cash flows from investing activities:
Net increase in loans	(7,354)	(17,694)
Decrease in other repossessed assets	1,851	—
Net maturities of interest bearing time deposits	497	293
Maturities of securities held-to-maturity	1,472	1,752
Purchase of securities held-to-maturity	(13,988)	(657)
Purchase of Federal Reserve & Federal Home Loan Bank stock	(1,323)	—
Net additions to premises and equipment	(2,044)	(332)

Net cash used in investing activities	(20,889)	(16,638)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(Dollars in Thousands)

	For the six months ended June 30,
	2002	2001
	(unaudited)
Cash flows from financing activities:
Net increase in deposits:
Interest bearing	2,445	37,964
Non-interest bearing	4,149	49
Exercise of stock options	88	19
Repayment of line of credit	(813)	(102)
Proceeds from sale of unallocated ESOP shares	813	—
Proceeds from other borrowings	26,450	7,000

Net cash provided by financing activities	33,132	44,930

Net increase in cash and cash equivalents	20,815	30,009
Cash and cash equivalents at beginning of period	38,946	17,830

Cash and cash equivalents at end of period	$59,761	$47,839

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,201	$6,443

Income Taxes	$1,410	$455

Supplemental disclosure of non-cash investing activities:
Loans held for investment transferred to held for sale	$2,198	$7,308

Loans to facilitate the sale of repossessed assets	$1,615	$—

Loans transferred to other real estate owned, including assumption of senior debt	$197	$—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(unaudited)

Note 1    Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements include Community Bancorp Inc. and its wholly owned subsidiaries Community National Bank (formerly Fallbrook National Bank) (the “Bank”) and Community (CA) Capital Trust I (the “Trust”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2002, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2002 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

On October 10, 2000, Fallbrook National Bank, subsidiary of Community Bancorp Inc., officially changed its name to Community National Bank.

Note 2    Loans and Related Allowance for Loan Losses:

A summary of loans as of June 30, 2002 and December 31, 2001 is as follows:

	June 30, 2002	December 31, 2001
	(dollars in thousands)
Construction loans	$58,808	$60,264
Real estate one- to four-family	14,433	11,358
Real estate commercial and multi-family	190,226	189,395
Consumer home equity lines of credit	3,374	2,615
Consumer other	4,121	5,635
Aircraft	26,127	23,929
Commercial	13,103	15,332

Total gross loans	310,192	308,528
Deferred loan fees	(119)	617
Discounts on unguaranteed portion of loans retained	(683)	(671)
Allowance for loan losses	(3,276)	(2,788)

Net loans	$306,114	$305,686

Included in net loans are $3.0 million and $3.7 million of mortgage loans and $30.6 million and $35.3 million of SBA loans held for sale at June 30, 2002 and December 31, 2001, respectively.

The Company’s lending activities are concentrated primarily in Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 3    Sales and Servicing of SBA Loans:

The Company originates loans to customers under a SBA program that generally provides for SBA guarantees of 70% to 90% of each loan. Beginning in 2000, the Company retained both the guaranteed and unguaranteed portions of SBA 7a loans originated. Prior to 2000, the Company routinely sold the guaranteed portion of these loans to third parties and retained the unguaranteed portion of the loans sold. During the latter half of 2001, the Company reached certain targets with regards to concentrations in SBA loans in the portfolio, and again began selling a portion of the SBA 7a loans originated. The Company allocates the carrying value of loans sold between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loans using the interest method.

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

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of June 30, 2002 and December 31, 2001, the valuation allowance for the servicing assets was $244,000 and $249,000, respectively.

Note 4    Commitments and Contingencies:

Because of the nature of its activities, the Company is from time to time subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

During the six months ended June 30, 2002, the Company increased its advances from the FHLB in the amount of $25.5 million, all of which mature in six months or less.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5    Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the six months ended June 30,
	2002			2001
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$1,303			$541

Basic EPS Earnings available to common shareholders	$1,303	3,300,909	0.39	$541	2,662,881	$0.20
Effect of Dilutive Securities Options	—	94,728	0.01	—	91,951	—

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$1,303	3,395,637	$0.38	$541	2,754,832	$0.20

	For the three months ended June 30,
	2002			2001
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$713			$239

Basic EPS Earnings available to common shareholders	$713	3,334,413	$0.21	$239	2,664,714	$0.09
Effect of Dilutive Securities Options	—	102,630	—	—	86,778	—

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$713	3,437,043	$0.21	$239	2,751,492	$0.09

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

	For the six months ended June 30,
	2002			2001
	Banking Division	Small Business Administration Division (“SBA”)	Total Company	Banking Division	Small Business Administration Division (“SBA”)	Total Company
	(dollars in thousands)
Interest income	$8,692	$3,399	$12,091	$8,782	$4,202	$12,984
Interest expense	3,013	1,605	4,618	4,247	2,405	6,652

Net interest income before provision	5,679	1,794	7,473	4,535	1,797	6,332
Provision for loan losses	404	75	479	89	5	94
Other income	689	2,477	3,166	719	525	1,244
Other expenses	5,848	2,082	7,930	4,969	1,589	6,558

Income before income taxes	116	2,114	2,230	196	728	924
Income taxes	48	879	927	82	301	383

Net income	$68	$1,235	$1,303	$114	$427	$541

Asset employed at quarter end	$310,544	$93,803	$404,347	$235,928	$90,010	$325,938

	For the three months ended June 30,
	2002			2001
	Banking Division	Small Business Administration Lending Division (“SBA)	Total Company	Banking Division	Small Business Administration Lending Division (“SBA)	Total Company
	(dollars in thousands)
Interest income	$4,496	$1,747	$6,243	$4,303	$2,106	$6,409
Interest expense	1,482	788	2,270	2,147	1,125	3,272

Net interest income before provision	3,014	959	3,973	2,156	981	3,137
Provision for loan losses	226	7	233	129	(54)	75
Other income	329	1,492	1,821	419	273	692
Other expenses	3,184	1,157	4,341	2,467	850	3,317

Income before income taxes	(67)	1,287	1,220	(21)	458	437
Income taxes	(28)	535	507	9	189	198

Net income	$(39)	$752	$713	$(30)	$269	$239

Asset employed at quarter end	$310,544	$93,803	$404,347	$235,928	$90,010	$325,938

Note 7    Recent Accounting Developments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2002. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8    Termination of Employee Stock Ownership Plan

In 1997 the Company implemented an Employee Stock Ownership Plan (“ESOP”) funded with borrowings of $1,000,000 that year. In 2000, the loan was refinanced, with an additional $325,000 being advanced on the line during 2000 and another $50,000 in 2001. As of December 31, 2001 and June 30, 2001 the indebtedness of the ESOP was $813,000 and $694,000, respectively. As of September 30, 2001, the Board of Directors elected to terminate the ESOP. In February of 2002, the Company sold the remaining unallocated shares at a price of $6.50 per share, with total proceeds of $822,000, and repaid principal totaling $813,000, resulting in the elimination of the unearned ESOP contribution. The $9,000 excess of proceeds over loan balance is to be allocated to the beneficiaries of the ESOP.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced the financial performance of the Company for the three months and the six months ended June 30, 2002. This analysis should be read in conjunction with the Company’s 2001 Annual Report as filed on form 10K and with the unaudited financial statements and notes as set forth in this report.

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

RESULTS OF OPERATIONS

Net Income

Net income increased to $713,000 for the three months ended June 30, 2002 compared to $239,000 for the three months ended June 30, 2001. Basic earnings per share were $0.21 and $0.09 for the three months ended June 30, 2002 and 2001, respectively. Diluted earnings per share were $0.21 and $0.09 for the three months ended June 30, 2002 and 2001, respectively. Earnings per share for the three months ended June 30, 2001 were adjusted for the effects of a stock dividend paid in November 2001. The increase in net income was mainly due to the increases in net interest income and non-interest income, partially offset by increases in provisions for loan losses and other operating expenses. Net interest income increased due to an increase in average interest earning assets, non-interest income increased due to an increase in the amount of loans sold and other operating expenses increased during the three months ended June 30, 2002 due to the expansion of the Company’s franchise and increased loan production.

The return on average equity was 15.98% for the three months ended June 30, 2002 compared to 7.83% for the three months ended June 30, 2001. Return on average assets for the three months ended June 30, 2002 was 0.72% compared to 0.31% for the three months ended June 30, 2001. The increase in the return on average assets from 2001 to 2002 was due to the increase in net income noted above, which is the result of the 29.1% growth in average assets, combined with the 163.2% increase in non-interest income, and partially offset by the 31% increase in non-interest expense.

Net income increased to $1.3 million for the six months ended June 30, 2002 compared to $541,000 for the six months ended June 30, 2001. Basic earnings per share were $0.39 and $0.20 for the six months ended June 30, 2002 and 2001, respectively. Diluted earnings per share were $0.38 and $0.20 for the six months ended June 30, 2002 and 2001, respectively. Earnings per share for the six months ended June 30, 2001 were adjusted for the effects of a stock dividend paid in November 2001. The increase in net income was mainly due to the increases in net interest income and non-interest income, partially offset by increases in provisions for loan losses and other operating expenses. Net interest income increased due to an increase in average interest earning assets, non-interest income increased due to an increase in the amount of loans sold and other operating expenses increased during the six months ended June 30, 2001 due to the expansion of the Company’s franchise and increased loan production.

The return on average equity was 14.85% for the six months ended June 30, 2002 compared to 8.91% for the six months ended June 30, 2001. Return on average assets for the six months ended June 30, 2002 was 0.68% compared to 0.36% for the six months ended June 30, 2001. The increase in the return on average assets from 2001 to 2002 was due to the increase in net income noted above, which is the result of the 28.5% growth in average assets, combined with the 154.5% increase in non-interest income, and partially offset by the 20.9% increase in non-interest expense.

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

	For the three months ended June 30,
	2002			2001
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
Average assets
Securities and time deposits at other banks	$26,710	$340	5.11%	$7,290	$116	6.38%
Fed funds sold	20,540	88	1.72%	20,423	216	4.24%
Loans
Commercial	141,295	2,415	6.86%	126,765	2,873	9.09%
Real Estate	176,030	3,258	7.42%	130,753	3,043	9.33%
Consumer	7,334	142	7.77%	7,647	161	8.44%

Total loans	324,659	5,815	7.18%	265,165	6,077	9.19%

Total earning assets	371,909	6,243	6.73%	292,878	6,409	8.78%
Non earning assets	27,390			16,528

Total average assets	$399,299			$309,406

Average liabilities and shareholders’ equity
Interest bearing deposits
Savings and interest bearing accounts	$90,169	212	0.94%	$71,454	404	2.27%
Time deposits	213,053	1,658	3.12%	175,982	2,541	5.79%

Total interest bearing deposits	303,222	1,870	2.47%	247,436	2,945	4.77%
Demand deposits	44,073	—		31,466	—
Trust preferred debt	10,000	278	11.15%	10,000	278	11.15%
Other borrowings	19,560	122	2.50%	3,798	49	5.17%

Total interest bearing liabilities	376,855	2,270	2.42%	292,700	3,272	4.48%
Accrued expenses and other liabilities	4,545			4,467
Net shareholders’ equity	17,899			12,239

Total average liabilities and shareholders’ equity	$399,299			$309,406

Net interest spread			4.31%			4.30%

Net interest income		$3,973			$3,137

Net yield on interest earning assets			4.28%			4.30%

Interest income for the three months ended June 30, 2002 decreased to $6.2 million, compared to $6.4 million for the three months ended June 30, 2001. This decrease was due to the 4.75% decrease in market interest rates during 2001 which resulted in a 2.05% decrease in the yield on interest earning assets for the three months ended June 30, 2002 when compared to the three months ended June 30, 2001, and was partially offset by an increase in the average balance of interest earning assets. Average interest earning assets increased to $371.9 million for the three months ended June 30, 2002 compared to $292.9 million for the three months ended June 30, 2001. The yield on interest earning assets decreased to 6.73% for the three months ended June 30, 2002 compared to 8.78% for the three months ended June 30, 2001. The largest single component of interest earning assets was loans receivable, which had an average balance of $324.7 million with a yield of 7.18% for the three months ended June 30, 2002 compared to $265.2 million with a yield of 9.19% for the three months ended June 30, 2001. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan.

Interest expense for the three months ended June 30, 2002 decreased to $2.3 million compared to $3.3 million for the three months ended June 30, 2001. This decrease was due to the 4.75% decline in market interest rates in 2001, and was partially offset by an increase in average deposits and other borrowings. Due to the decline in market interest rates, the cost of deposits declined from 4.24% for the three months ended

June 30, 2001 to 2.16% for the three months ended June 30, 2002. Average interest-bearing liabilities increased to $376.9 million for the three months ended June 30, 2002 compared to $292.7 million for the three months ended June 30, 2001. The largest component of interest bearing liabilities is time deposits. Average time deposits increased to $213.1 million with a cost of 3.12% for the three months ended June 30, 2002 compared to $176.0 million with a cost of 5.79% for the three months ended June 30, 2001. The increase in average interest bearing liabilities is a result of the Company’s expansion as part of its strategic plan, including the addition of two new retail banking offices in 2001.

Average borrowings increased to $29.6 million with a cost of 5.43% for the three months ended June 30, 2002, compared to $13.8 million with a cost of 9.51% for the three months ended June 30, 2001. In March of 2001, the Company established a line of credit with the Federal Home Loan Bank (FHLB) collateralized by commercial loans. Funds from the credit line were used to increase liquidity at the Company. In addition to FHLB advances, other lines of credit are utilized to increase capital at the Bank and, until February 14, 2002, to fund the Company’s ESOP. The loan to the Company’s ESOP was paid in full on February 14, 2002. See “Deposits and Borrowings” in the “FINANCIAL CONDITION” section of this discussion for further information.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and nonaccrual loans are included as interest earning assets for purposes of this table.

	For the six months ended June 30,
	2002			2001
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
Average assets
Securities and time deposits at other banks	$20,915	$534	5.15%	$7,863	$250	6.41%
Fed funds sold	17,214	146	1.71%	16,904	400	4.77%
Loans
Commercial	141,957	4,728	6.72%	120,889	5,652	9.43%
Real Estate	173,994	6,399	7.42%	130,776	6,341	9.78%
Consumer	7,162	284	8.00%	7,939	341	8.66%

Total loans	323,113	11,411	7.12%	259,604	12,334	9.58%

Total earning assets	361,242	12,091	6.75%	284,371	12,984	9.21%
Non earning assets	25,870			16,829

Total average assets	$387,112			$301,200

Average liabilities and shareholders’ equity
Interest bearing deposits
Savings and interest bearing accounts	$90,297	454	1.01%	$70,748	923	2.63%
Time deposits	208,500	3,424	3.31%	170,487	5,097	6.03%

Total interest bearing deposits	298,797	3,878	2.62%	241,235	6,020	5.03%
Demand deposits	41,908	—		30,954	—
Trust preferred debt	10,000	556	11.21%	10,000	556	11.21%
Other borrowings	14,285	184	2.60%	2,536	76	6.04%

Total interest bearing liabilities	364,990	4,618	2.55%	284,725	6,652	4.71%
Accrued expenses and other liabilities	4,426			4,233
Net shareholders’ equity	17,696			12,242

Total average liabilities and shareholders’ equity	$387,112			$301,200

Net interest spread			4.20%			4.50%

Net interest income		$7,473			$6,332

Net yield on interest earning assets			4.17%			4.49%

Interest income for the six months ended June 30, 2002 decreased to $12.1 million, compared to $13.0 million for the six months ended June 30, 2001. This decrease was due to the 4.75% decrease in market interest rates during 2001 which resulted in a 2.46% decrease in the yield on interest earning assets for the six months ended June 30, 2002 when compared to the six months ended June 30, 2001, and was partially offset by an increase in the average balance of interest earning assets. Average interest earning assets increased to $361.2 million for the six months ended June 30, 2002 compared to $284.4 million for the six months ended June 30, 2001. The yield on interest earning assets decreased to 6.75% for the six months ended June 30, 2002 compared to 9.21% for the six months ended June 30, 2001. The largest single component of interest earning assets was loans receivable, which had an average balance of $323.1 million with a yield of 7.12% for the six months ended June 30, 2002 compared to $259.6 million with a yield of 9.58% for the six months ended June 30, 2001. The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan.

Interest expense for the six months ended June 30, 2002 decreased to $4.6 million compared to $6.7 million for the six months ended June 30, 2001. This decrease was due to the 4.75% decline in market interest rates in 2001, and was partially offset by an increase in average deposits and other borrowings. Due to the decline in market interest rates, the cost of deposits declined from 4.46% for the six months ended June 30, 2001 to 2.30% for the six months ended June 30, 2002. Average interest-bearing liabilities increased to $365.0 million for the six months ended June 30, 2002 compared to $284.7 million for the six months ended June 30, 2001. The largest component of interest bearing liabilities is time deposits. Average time deposits increased to $208.5 million with a cost of 3.31% for the six months ended June 30, 2002 compared to $170.5 million with a cost of 6.03% for the six months ended June 30, 2001. The increase in average interest bearing liabilities is a result of the Company’s expansion as part of its strategic plan, including the addition of two new retail banking offices in 2001.

Other average borrowings increased to $24.3 million with a cost of 6.14% for the six months ended June 30, 2002, compared to $12.5 million with a cost of 10.17% for the six months ended June 30, 2001. In March of 2001, the Company established a line of credit with the Federal Home Loan Bank (FHLB) collateralized by commercial loans. Funds from the credit line were used to increase liquidity at the Company. In addition to FHLB advances, other lines of credit are utilized to increase capital at the Bank and, until February 14, 2002, to fund the Company’s ESOP. The loan to the Company’s ESOP was paid in full on February 14, 2002. See “Deposits and Borrowings” in the “FINANCIAL CONDITION” section of this discussion for further information.

Net interest income before provision for estimated loan losses

Net interest income before provision for estimated loan losses for the three months ended June 30, 2002 was $4.0 million, compared to $3.1 million for the three months ended June 30, 2001. This increase was primarily due to the increase in average interest earning assets. Average interest earning assets were $371.9 million for the three months ended June 30, 2002 with a net interest margin of 4.28% compared to $292.9 million with a net interest margin of 4.30% for the three months ended June 30, 2001. For a discussion of the repricing of the Company’s assets and liabilities, see “ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Net interest income before provision for estimated loan losses for the six months ended June 30, 2002 was $7.5 million, compared to $6.3 million for the six months ended June 30, 2001. This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin. Average interest earning assets were $361.2 million for the six months ended June 30, 2002 with a net interest margin of 4.17% compared to $284.4 million with a net interest margin of 4.49% for the six months ended June 30, 2001. The net interest margin declined as a result of the 4.75% decline in market interest rates in 2001. For a discussion of the repricing of the Company’s assets and liabilities, see “ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Provision for Estimated Loan Losses

Due to the growth in loans the provision for estimated loan losses totaled $233,000 for the three months ended June 30, 2002 compared to $75,000 for the three months ended June 30, 2001. The provision for estimated loan losses totaled $479,000 for the six months ended June 30, 2002 compared to $94,000 for the six months ended June 30, 2001. For further information, please see the “Loans” discussion in the “FINANCIAL CONDITION” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income, and is adjusted by the net gain or loss on other repossessed assets. Other operating income was $1.8 million for the three months ended June 30, 2002 compared to $692,000 for the three months ended June 30, 2001. The increase was due to a substantial increase in net gain on sale of loans with a small change in customer service charges and loan servicing fees, and was partially offset by a decline in other fee income and a loss on other repossessed assets.

Net gain on sale of loans increased from $281,000 for the three months ended June 30, 2001 to $1.5 million for the three months ended June 30, 2002. During the three months ended June 30, 2002, the Company originated $22.0 million in SBA loans compared to $8.9 million during the three months ended June 30, 2001. The Company originated $9.6 million in mortgage loans during the three months ended June 30, 2002 compared to $9.9 million during the three months ended June 30, 2001. The Company sold $24.7 million in SBA loans and $10.2 million in mortgage loans during the three months ended June 30, 2002 compared to $7.7 million in SBA 504 loans and $11.3 million in mortgage loans during the three months ended June 30, 2001. The Company did not sell any SBA 7a loans during the three months ended June 30, 2001. The Company sold a significant amount of SBA loans in the second quarter to offset non-recurring expenses associated with the relocation of the Company’s headquarters and the expenses associated with the cost to refurbish and sell a repossessed aircraft. The level of loan sales in the 1st half of 2002 is not indicative of the sales planned for the remainder of 2002. The Company expects to retain approximately 40% of its SBA loan production for the remainder of the year. Therefore, there will continue to be SBA loan sales in future periods, but in a dollar amount significantly less than the second quarter 2002.

Loan servicing income increased to $108,000 for the three months ended June 30, 2002 compared to $93,000 for the three months ended June 30, 2001. Loan servicing income is the result of the spread between the interest rate paid by borrowers and the interest rate paid to third party investors, multiplied by the total volume of loans sold. The Company did not sell any SBA 7a loans during the first and second quarter of 2001, and therefore did not increase its loan servicing portfolio. In addition, the Company and the industry incurred significant prepayments during 2001, further reducing its loan servicing portfolio. Since the Company has reached its desired mix of SBA loans as a percentage of total gross loans, the Company is once again selling a portion of the loans it originates. As sales continue with servicing retained, loan servicing income should stabilize and eventually increase in future periods.

Customer service charges increased from $113,000 for the three months ended June 30, 2001 to $135,000 for the three months ended June 30, 2002. The increase is the result of a 30% increase in average demand deposits and savings and interest bearing accounts from $102.9 million for the three months ended June 30, 2001 to $134.2 million for the three months ended June 30, 2002.

Other fee income decreased to $160,000 for the three months ended June 30, 2002 compared to $205,000 for the three months ended June 30, 2001. The decrease in other fee income for the three month period reflected the decrease in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Other operating income was $3.2 million for the six months ended June 30, 2002 compared to $1.2 million for the six months ended June 30, 2001. The increase was due to a substantial increase in net gain on sale of loans with a small change in customer service charges, and was partially offset by a decline in loan servicing fees, net, other fee income and a loss on other repossessed assets.

Net gain on sale of loans increased from $351,000 for the six months ended June 30, 2001 to $2.4 million for the six months ended June 30, 2002. During the six months ended June 30, 2002, the Company originated $41.1 million in SBA loans compared to $27.0 million during the six months ended June 30, 2001. The Company originated $25.6 million in mortgage loans during the six months ended June 30, 2002 compared to $18.4 million during the six months ended June 30, 2001. The Company sold $38.8 million in SBA loans and $24.5 million in mortgage loans during the six months ended June 30, 2002 compared to $10.4 million in SBA 504 loans and $16.5 million in mortgage loans during the six months ended June 30, 2001. The Company did not sell any SBA 7a loans during the six months ended June 30, 2001.

Loan servicing income was approximately the same at $196,000 and $203,000 for the six months ended June 30, 2002 and 2001, respectively.

Customer service charges increased from $227,000 for the six months ended June 30, 2001 to $275,000 for the six months ended June 30, 2002. The increase is the result of a 30% increase in average demand deposits and savings and interest bearing accounts from $101.7 million for the six months ended June 30, 2001 to $132.2 million for the six months ended June 30, 2002.

Other fee income decreased to $390,000 for the six months ended June 30, 2002 compared to $463,000 for the six months ended June 30, 2001. The decrease in other fee income for the six month period reflect the decrease in fees from brokering of loans to other financial institutions which the Company does not directly fund.

During the quarter ended June 30, 2002, the Company sold a repossessed aircraft at a loss of $49,000.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director/officer/employee expenses, office, ESOP loan and other expenses are the major categories of other operating expenses. Other operating expenses increased to $4.3 million for the three months ended June 30, 2002 compared to $3.3 million for the three months ended June 30, 2001. Other operating expenses increased to $7.9 million for the six months ended June 30, 2002 compared to $6.6 million for the six months ended June 30, 2001. During the three months ended June 30, 2002, the Company incurred non-recurring expenses totaling $281,000 due to the relocation of the Company’s corporate headquarters and $136,000 in expenses associated with the refurbishment of a repossessed aircraft.

The increase in other operating expenses is primarily due to the increase in salaries and employee benefits to $2.2 million for the three months ended June 30, 2002 compared to $1.8 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, salaries and employee benefits were $4.4 million compared to $3.7 million for the six months ended June 30, 2001. The Company opened two new branch offices in 2001. As a result of the increased loan origination, commissions have increased by $48,000 when comparing the quarter ended June 30, 2002 to June 30, 2001. For the six months ended June 30, 2002, commissions have increased by $130,000 when compared with the six months ended June 30, 2001. In addition, employee insurance benefits rates increased by 16% from 2001 to 2002.

The Company’s efficiency ratio, which is the ratio of operating expenses to net interest income before provision for loan losses plus non-interest income and excluding gain or loss on repossessed assets, decreased (improved) to 74.29% for the three months ended June 30, 2002 compared to 86.63% for the three months ended June 30, 2001. For the six months ended June 30, 2002, the Company’s efficiency ratio was 74.20% compared to 86.56% for the six months ended June 30, 2001. The decrease in efficiency ratio was due to the increase in net interest and other operating income, partially offset by the increase in operating expenses. The increase in operating expenses is due to the expansion of the Company’s business.

The following table compares each of the components of other operating expenses for the three months and six months ended June 30, 2002 and 2001, respectively:

	For the six months ended June 30,			For the three months ended June 30,
	2002	2001	Change $	2002	2001	Change $
Other operating expenses:
Salaries and employee benefits	$4,350	$3,662	$688	$2,221	$1,832	$389
Occupancy	725	452	273	411	236	175
Telephone	155	151	4	84	73	11
Premises and equipment	558	331	227	380	169	211
Marketing and promotions	147	166	(19)	93	82	11
Data processing	371	307	64	173	157	16
Professional services	418	392	26	237	194	43
Director, officer and employee expense	229	271	(42)	129	147	(18)
Office expenses	250	242	8	142	98	44
ESOP loan expense	—	102	(102)	—	51	(51)
Other expenses	727	482	245	471	278	193

Total other operating expenses	$7,930	$6,558	$1,372	$4,341	$3,317	$1,024

The company incurred non-recurring expenses as a result of the move of the Company’s headquarters and other expenses increased due to the refurbishment of a repossessed aircraft sold in the quarter ended June 30, 2002. The non-recurring expenses are as follows: Occupancy, $42,000, premises and equipment, $202,000 and other expenses, $37,000. Other expenses also increased due to the $136,000 cost of refurbishing the aircraft. The ESOP loan expense decreased due to the termination of the ESOP in September, 2001. No further expense is expected to be incurred in future periods as a result of the termination of the ESOP.

Provision for Income Taxes

The effective income tax rate was 41.6% for the three months ended June 30, 2002 compared to 45.3% for the three months ended June 30, 2001. The effective income tax rate was 41.6% for the six months ended June 30, 2002 compared to 41.5% for the six months ended June 30, 2001. Provisions for income taxes totaled $507,000 and $198,000 for the three months ended June 30, 2002 and 2001, respectively. Provisions for income taxes totaled $927,000 and $383,000 for the six months ended June 30, 2002 and 2001, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets
June 30, 2002 compared to December 31, 2001 and June 30, 2001

Total assets of the Company increased to $404.3 million as of June 30, 2002 compared to $370.2 million as of December 31, 2001 and $325.9 million as of June 30, 2001. The increase in total assets was due to the growth in net loans to $306.1 million as of June 30, 2002, compared to $305.7 million as of December 31, 2001, and $262.6 million as of June 30, 2001. Loan growth is expected to increase during the remainder of 2002 as management intends to retain approximately 40% of the SBA loans it originates. Deposit growth is expected to slow during the remainder of 2002 as management intends to reduce wholesale deposits as retail deposits increase.

Deposits grew to $339.9 million as of June 30, 2002 compared to $333.3 million as of December 31, 2001 and were $290.7 million as of June 30, 2001. Cash and cash equivalents increased to $59.8 million as of June 30, 2002 compared to $38.9 million as of December 31, 2001 and were $47.8 million as of June 30, 2001. The increase in cash and cash equivalents was due to the increase in deposits and other borrowed money, including FHLB advances. During the three months ended March 31, 2001, the Company became a member of the FHLB.

Shareholders’ equity was $18.7 million as of June 30, 2002 compared to $16.5 million as of December 31, 2001, and was $12.9 million as of June 30, 2001. Please refer to the “CAPITAL” section of this discussion for further information.

Investments

The Company’s investment portfolio consists primarily of certificates of deposit with other financial institutions, agency securities and overnight investments in the Federal Funds market. As of June 30, 2002, certificates of deposit with other financial institutions totaled $99,000, compared to $596,000 as of December 31, 2001 and $497,000 as of June 30, 2001. As of December 31, 2001 and June 30, 2001, $500,000 and $497,000, respectively, was pledged as collateral for the Employee Stock Ownership Plan (“ESOP”) loan from another California bank, which was funding the Company’s ESOP. The ESOP was terminated as of September 30, 2001, and the remaining undistributed shares were sold in February 2002, eliminating the Company’s borrowings for the leveraged ESOP. Therefore, no certificates of deposit were pledged as of June 30, 2002. US Government and other securities totaled $23.3 million as of June 30, 2002 compared to $10.6 million as of December 31, 2001 and were $5.1 million as of June 30, 2001. During the six months ended June 30, 2002, the Company invested an additional $14.1 million in agency securities, which were pledged as collateral for FHLB advances. Of the other $9.3 million in securities not pledged as collateral as of June 30, 2002, a portion are held as collateral for public funds and treasury, tax and loan deposits. Average Federal Funds sold for the six months ended June 30, 2002 was $17.2 million compared to $16.9 million for the six months ended June 30, 2001.

Loans

Loan balances, net of the allowance for loan losses, increased to $306.1 million as of June 30, 2002 compared to $305.7 million as of December 31, 2001 and $262.6 million as of June 30, 2001. A healthy loan demand resulted in a 16.6% growth rate in net loans since June 30, 2001. The Company services SBA 7a loans sold to other investors. As of June 30, 2002, the Company serviced $98.5 million SBA 7a loans for other investors compared to $69.6 million as of December 31, 2001 and $72.0 million as of June 30, 2001.

Loan Origination and Sale.    The following table sets forth the Company’s loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the six months ended June 30,		At or for the three months ended June 30,
	2002	2001	2002	2001
	(dollars in thousands)		(dollars in thousands)
Beginning balance	$305,686	$245,437	$326,846	$265,131
Loans originated:(1)
Commercial loans	11,778	6,357	6,491	4,320
Real estate:
Construction loans	32,303	34,265	20,813	15,908
One- to four-family	26,514	23,871	9,633	13,058
Commercial	56,493	37,586	23,674	14,758
Consumer	1,609	2,629	844	1,404

Total loans originated	128,697	104,708	61,455	49,448
Loans sold
Real estate:
Construction loans	—	1,783	—	1,783
One-to four-family	24,453	16,500	10,237	11,257
Commercial	38,755	10,405	24,734	7,674

Total loans sold	63,208	28,688	34,971	20,714
Less:
Principal repayments	66,298	58,335	47,976	31,084
Other net changes(2)	(1,237)	541	(760)	200

Total Loans	$306,114	$262,581	$306,114	$262,581

(1)
Included in total loans originated are $9.3 million and $9.9 million of mortgage loans and $19.0 and $9.7 million of SBA loans originated for sale for the three months ended June 30, 2002 and June 30, 2001, respectively. Included in total loans originated are $24.0 million and $16.2 million of mortgage loans and $41.1 and $30.2 million of SBA loans originated for sale for the six months ended June 30, 2002 and June 30, 2001, respectively.

(2)	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Nonperforming assets.    Nonperforming assets consist of nonperforming loans and other real estate owned (“OREO”) and other repossessed assets. Nonperforming loans are those loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or placed on nonaccrual status.

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

The following table sets forth the Company’s non-performing assets at the dates indicated:

	June 30, 2002	December 31, 2001	June 30, 2001
	(dollars in thousands)
Non-accrual loans	$2,817	$3,174	$2,356
Troubled debt restructurings	—	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	29	—

Total non-performing loans	2,817	3,203	2,356
Other real estate owned	197	—	—
Other repossessed assets	—	1,900	—

Total non-performing assets	$3,014	$5,103	$2,356

Total non-performing loans/gross loans	0.91%	1.04%	0.89%
Total non-performing assets/total assets	0.75%	1.38%	0.72%
Total non-performing loans net of guarantees/gross loans	0.34%	0.37%	0.23%
Total non-performing assets net of guarantees/total assets	0.26%	0.82%	0.18%

ALLOWANCE FOR LOAN LOSSES
Allowance for loan losses	$3,276	$2,788	$1,989
Reserves for losses on commitments to extend credit	260	285	241

Total allowance and reserves for commitments	$3,536	$3,073	$2,230

Loan loss allowance to loans, gross	1.06%	0.90%	0.75%
Loan loss allowance, including reserves on commitments, to loans, gross	1.14%	1.00%	0.84%
Loan loss allowance/non-performing loans	116.29%	87.04%	84.42%
Loan loss allowance/non-performing assets	108.69%	54.63%	84.42%
Loan loss allowance/non-performing loans, net of guarantees	307.03%	244.56%	330.40%
Loan loss allowance/non-performing assets, net of guarantees	307.03%	91.71%	330.40%

Nonaccrual Loans.    Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of June 30, 2002, December 31, 2001 and June 30, 2001 all impaired or nonaccrual loans were collateral-dependent. The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of June 30, 2002 the Company had twelve loans on nonaccrual status totaling $2.8 million with $1.7 million, or 61%, guaranteed by the SBA. As of December 31, 2001, the Company had twelve loans on nonaccrual status totaling $3.2 million. Of this total, $2.1 million, or 65%, was guaranteed by the SBA. As of June 30, 2001, the Company had fifteen loans on nonaccrual status totaling $2.4 million. Of this total $1.8 million, or 75%, was guaranteed by the SBA.

Included in nonaccrual loans are loans less than 90 days delinquent. Loans 90 days or more delinquent totaled $1.0 million as of June 30, 2002, compared to $2.4 million as of December 31, 2001 and $559,000 as of June 30, 2001. Net of government guarantees, loans 90 days or more delinquent as of June 30, 2002 were $164,000 compared to $487,000 as of December 31, 2001 and $110,000 as of June 30, 2001.

Classified Assets.    From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and other repossessed assets) at June 30, 2002 were $1.7 million compared to $3.5 million as of December 31, 2001 and were $1.5 million at June 30, 2001.

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

The following table sets forth information regarding the Company’s allowance for loan losses at the dates and for the periods indicated:

	At or for the six months ended June 30,
	2002	2001
	(dollars in thousands)
Balance at beginning of period	$2,788	$1,988
Chargeoffs:
Real estate loans:
One- to four-family	—	—
Commercial	26	96
Consumer	4	1

Total chargeoffs	30	97
Recoveries:
Real estate loans:
One- to four-family	—	—
Commercial	11	6
Consumer	3	1

Total recoveries	14	7

Net chargeoffs	16	90
Change in reserve for losses on commitments to extend credit	25	(3)
Provision for loan losses	479	94

Balance at end of period	$3,276	$1,989

Net charge offs to average loans	0.01%	0.07%
Reserve for losses on commitments to extend credit	$260	$241

As of June 30, 2002 the balance in the allowance for loans losses was $3.3 million compared to $2.8 million as of December 31, 2001 and $2.0 million as of June 30, 2001. In addition, the reserve for losses on commitments to extend credit was $260,000 as of June 30, 2002, compared to $285,000 as of December 31, 2001 and was $241,000 as of June 30, 2001. The balance of undisbursed construction and other loans was $60.1 million as of June 30, 2002 compared to $63.9 million as of December 31, 2001 and was $55.1 million as of June 30, 2001. As of June 30, 2002 the allowance was 1.06% of total gross loans compared to 0.90% as of December 31, 2001 and was 0.75% as of June 30, 2001. Including the reserve for losses on commitments to extend credit, the allowance was a percentage of total gross loans the allowance was 1.14% as of June 30, 2002 compared to 1.00% as of December 31, 2001 and was 0.84% as of June 30, 2001. The allowance for loan losses as a percentage of nonaccrual loans was 116.29% as of June 30, 2002 compared to 87.84% as of December 31, 2001 and was 84.82% as of June 30, 2001. The allowance for loan losses, including reserves for losses on commitments to extend credit, to nonperforming loans, net of government guarantees was 331% as of June 30, 2002 compared to 270% as of December 31, 2001 and was 370% as of June 30, 2001. Management believes the allowance at June 30, 2002 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

Other Repossessed assets.    The repossessed asset totaling $1.9 million as of December 31, 2001 was an aircraft acquired through repossession. The aircraft was sold during the quarter ended June 30, 2002. The Company made a loan to facilitate the sale in the amount of $1.6 million at current market rates and terms. There was one OREO totaling $197,000 as of June 30, 2002.

Deposits and Borrowings

Total deposits increased to $339.9 million as of June 30, 2002 compared to $333.3 million as of December 31, 2001 and $290.7 million as of June 30, 2001. Interest bearing and non-interest bearing deposits increased to $297.5 million and $42.4 million, respectively, as of June 30, 2002 compared to $295.1 million and $38.3 million, respectively, as of December 31, 2001 and $257.3 million and $33.4 million, respectively, as of June 30, 2001. Retail banking deposits increased to fund SBA loan retention and loans held for sale, and reduce wholesale deposits. Total wholesale deposits were $62.6 million as of June 30, 2002, compared to $81.7 million as of December 31, 2001 and $63.9 million as of June 30, 2001. Total retail banking deposits increased to $277.3 million as of June 30, 2002 compared to $251.6 million as of December 31, 2001 and were $226.8 million as of June 30, 2001. Retail deposits increased as part of the Company’s overall expansion, including the addition of two retail banking offices in 2001.

During the first quarter of 2000, the Company issued $10 million in Trust Preferred Securities, which are debt instruments that act as additional capital for regulatory purposes. The average balance outstanding was $10 million for the three months and six months ended June 30, 2002 and 2001, respectively. Proceeds from the issuance of Trust Preferred Securities were used to pay off debt and provide additional capital to the Bank subsidiary.

Other borrowings totaled $31.5 million as of June 30, 2002, compared to $5.8 million as of December 31, 2001 and $7.8 million as of June 30, 2001. Included in other borrowings are advances from the FHLB and other banks. The Company established a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to purchase government securities and increase liquidity at the Company. As of June 30, 2002, all advances from the FHLB had a maturity of six months or less. In addition to the FHLB advances, other lines of credit are utilized to increase capital at the Bank and, as of December 31, 2001 and June 30, 2001, to fund the Company’s ESOP. The loan to the Company’s ESOP was paid in full February 14, 2002. The Company borrowed $2.0 million from an unaffiliated lender and contributed $1.5 million of the proceeds to the equity capital of the Bank. See the “Capital” discussion for further details on this loan.

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

Capital

The Company’s capital increased to $18.7 million as of June 30, 2002 compared to $16.5 million as of December 31, 2001 and was $12.9 million as of June 30, 2001. The $2.7 million increase in capital is a result of net income of $1.3 million for the six months ended June 30, 2002, plus the repayment of $813,000 in borrowed funds as a result of the sale of unallocated shares in the ESOP combined with $88,000 in proceeds from the exercise of stock options.

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

Management considers capital requirements as part of its strategic planning process. The strategic plan calls for an asset growth rate of 15% to 20% for 2002. Based on current projections, management believes that the Company will continue to remain well capitalized during 2002. Future asset growth is dependent upon many factors, including the Company’s access to capital markets, earnings growth, and overall economic conditions. The ability to obtain capital is dependent upon the capital markets as well as performance of the Company. In July 2001, the Company raised $3.0 million through a private placement of common stock. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

On June 28, 2001, the Company entered into a loan agreement with Pacific Coast Bankers’ Bank pursuant to which the Company can borrow up to $2.0 million on a revolving line of credit. At June 30, 2002 and December 31, 2001, the outstanding balance on this line of credit was $2.0 million and $1.0 million, respectively. The proceeds of such loan were invested by the Company in the Bank in the form of equity capital, or used for other operating expenses. The loan provides for interest only payments until December 28, 2002, after which time the outstanding balance of the loan will begin amortizing over a 5 year period. The loan documents require the Company to obtain the prior consent of the lender before paying any cash dividend and before incurring additional indebtedness in excess of an additional $2.0 million outside the normal course of business.

At June 30, 2002 and December 31, 2001, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank. As of June 30, 2002, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 11.18% compared to 10.89% as of December 31, 2001. The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 10.01% as of June 30, 2002 compared to 9.82% as of December 31, 2001. The Bank’s regulatory Tier 1 Capital to average assets ratio was 7.64% as of June 30, 2002 compared to 7.94% as of December 31, 2001.

As of June 30, 2002, the Company’s regulatory Total capital to risk-weighted assets ratio was 10.52% compared to 10.30% as of December 31, 2001. The Company’s regulatory Tier 1 Capital to risk-weighted assets ratio was 8.10% as of June 30, 2002, compared to 7.65% as of December 31, 2001. The Company’s regulatory Tier 1 Capital to average assets ratio was 6.18% as of June 30, 2002 and December 31, 2001.

Liquidity

The Company closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans. As of June 30, 2002 liquid assets as a percentage of deposits were 13.4% compared to 10.6% as of December 31, 2001.

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

•
Servicing assets and interest only strips.    Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at June 30, 2002, the Company utilized a weighted average prepayment assumption of approximately 9.4% and a discount rate of 12%. In estimating fair values at December 31, 2001, the Company utilized a weighted average prepayment assumption of approximately 13.5% and a discount rate of 12%. In estimating fair values at June 30, 2001, the Company utilized a weighted average prepayment assumption of approximately 12.5% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material as of June 30, 2002, December 31, 2001 and June 30, 2001. At June 30, 2002, December 31, 2001 and June 30, 2001, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 9.4%, 13.5% and 12.5%, respectively, and a discount rate of 12%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•
Real Estate Owned and Other Repossessed Assets.    Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. At June 30, 2002 the OREO is a single family residence. There were no specific reserves on this asset as of June 30, 2002. At December 31, 2001, the repossessed asset is an aircraft. There were no specific reserves on this asset as of December 31, 2001.

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

The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of June 30, 2002, 82.70% of the Company’s loan portfolio was tied to adjustable rate indices. The majority of the loans are tied to prime and reprice immediately. The exception is SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of June 30, 2002, 59.72% of the Company’s deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of June 30, 2002, 24.13% of the Company’s borrowings were fixed rate with a remaining term of 27 years.

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

At June 30, 2002, 68.23% of the Company’s interest-bearing deposits were comprised of certificate of deposit accounts, the majority of which have original terms averaging eleven months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated six months at June 30, 2002. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before the Company’s customers no longer will maintain the deposit with the Company.

In addition to the certificates of deposits, the Company has $90.1 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of June 30, 2002, with rates being paid between 0.35% and 1.70%. Although the following table would indicate that declines in interest rates would result in a corresponding decline in the cost of deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before the Company’s customers no longer will maintain the deposit with the Company.

The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest bearing liabilities as of June 30, 2002. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

	Contractual Static GAP Position as of June 30, 2002
	0-3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$185,904	$20,440	$18,489	$30,436	$1,270	$256,539
Fixed rate loans, gross(2)	7,146	308	2,173	13,258	30,768	53,653
Investments:
Investment securities held-to-maturity	—	500	497	3,006	19,322	23,325
Federal funds sold	42,360	—	—	—	—	42,360
Other investments	1,834	—	—	—	554	2,388

Total interest sensitive assets	237,244	21,248	21,159	46,700	51,914	378,265

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	42,407	42,407
Interest bearing	168,138	46,330	81,658	1,395	—	297,521
Other Borrowings	31,450	—	—	—	10,000	41,450

Total interest sensitive liabilities	$199,588	$46,330	$81,658	$1,395	$52,407	$381,378

GAP Analysis
Interest rate sensitivity gap	$37,656	$(25,082)	$(60,499)	$45,305	$(493)	$(3,113)
GAP as % of total interest sensitive assets	9.95%	-6.63%	-15.99%	11.98%	-0.13%	-0.82%
Cumulative interest rate sensitivity gap	$37,656	$12,574	$(47,925)	$(2,620)	$(3,113)	$(3,113)
Cumulative gap as % of total interest sensitive assets	9.95%	3.32%	-12.67%	-0.69%	-0.82%	-0.82%

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

The following table shows the effects of changes in projected net interest income for the twelve months ending June 30, 2003 under the interest rate shock scenarios stated. The table was prepared as of June 30, 2002, at which time prime was 4.75%.

Changes in Rates	Projected Net interest Income	Change from base case	% change from base case
(dollars in thousands)
+ 300 bp	$22,675	$4,453	24.44%
+ 200 bp	$20,888	$2,666	14.63%
+ 100 bp	$19,186	$964	5.29%
0 bp	$18,222
– 25 bp	$18,032	$(190)	–1.04%
– 50 bp	$17,834	$(388)	–2.13%
– 100 bp	$17,436	$(786)	–4.31%

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

ITEM 4    SUBMISSION OF MATTERS TO SECURITY HOLDERS

The following items were submitted to the security holders for approval at the annual meeting held on May 29, 2002:

1.  Amendment of Certificate of Incorporation to Classify the Board of Directors.

The results of the vote were as follows: For, 2,091,796, Against 102,551, Abstain, 4,294, Broker Non-votes, 624,104

2.  Election of the following nine persons to the Board of Directors of the Company

The results of the vote were as follows:

Name	For	Withheld	Term
Mark N. Baker	2,820,329	2,416	1 Year
Gary W. Deems	2,820,329	2,416	3 Years
G. Bruce Dunn	2,820,329	2,416	2 Years
C. Granger Haugh	2,820,329	2,416	2 Years
Robert G. S. Kirkpatrick	2,820,329	2,416	1 Year
Philip D. Oberhansley	2,820,329	2,416	3 Years
Corey A. Seale	2,820,209	2,536	2 Years
Thomas E. Swanson	2,820,329	2,416	3 Years
Gary M. Youmans	2,820,329	2,416	1 Year

3.  Amendment Certificate of Incorporation to Authorize Issuance of Preferred Stock

The results of the vote were as follows: For, 1,773,999, Against, 674,495, Abstain, 50,147, Broker Non-votes, 624,104

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

COMMUNITY BANCORP INC. (Registrant)

/s/ THOMAS E. SWANSON
Thomas E. Swanson President and Chief Executive Officer

Date July 31, 2002

/s/ L. BRUCE MILLS, JR.
L. Bruce Mills, Jr. Sr. Vice President, Chief Financial Officer

Date July 31, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit

None