Form 10-Q/A
period 2002-06-30
COMMUNITY BANCORP INC
filed 2002-08-13
CIK 1089503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

ITEM 5    OTHER INFORMATION

None to report.

ITEM 6    EXHIBITS AND REPORTS FROM 8-K

Exhibit:

99.1	Certification

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP INC. (Registrant)

/s/ THOMAS E. SWANSON
Thomas E. Swanson President and Chief Executive Officer

Date August 8, 2002

/s/ L. BRUCE MILLS, JR.
L. Bruce Mills, Jr. Sr. Vice President, Chief Financial Officer

Date August 8, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit

99.1	Certification