Form 10-Q
period 2002-09-30
COMMUNITY BANCORP INC
filed 2002-11-13
CIK 1089503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

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

          Number of shares of common stock outstanding as of September 30, 2002: 3,342,145

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share amounts) (unaudited)	September 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents	$28,386	$38,946
Interest bearing deposits in financial institutions	99	596
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	2,284	1,065
Investment securities held-to-maturity, at amortized cost	24,676	10,626
Interest-only strip, at fair value	432	354
Loans held for investment	271,256	269,451
Less allowance for loan losses	(3,607)	(2,788)

Net loans held for investment	267,649	266,663
Loans held for sale	51,063	39,023
Premises and equipment, net	4,354	2,924
Other repossessed assets	—	1,900
Other real estate owned	197	—
Accrued interest and other assets	5,121	5,579
Deferred tax asset	1,240	1,240
Servicing asset, net	2,343	1,307

Total Assets	$387,844	$370,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Interest bearing	$286,450	$295,076
Non-interest bearing	49,692	38,258

Total deposits	336,142	333,334
Trust Preferred Securities	10,000	10,000
Other borrowings	18,088	5,813
Reserve for losses on commitments to extend credit	145	285
Accrued expenses and other liabilities	3,959	4,290

Total liabilities	368,334	353,722
Commitments and contingencies (Note 4)
Shareholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding, 3,342,000 at September 30, 2002 and 3,311,000 at December 31, 2001	2,089	2,069
Additional paid-in capital	9,405	9,162
Unearned ESOP contribution	—	(668)
Retained earnings	8,016	5,938

Total shareholders’ equity	19,510	16,501

Total Liabilities and Shareholders’ Equity	$387,844	$370,223

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the nine months ended September 30,		For the three months ended September 30,

(dollars in thousands, except for per share amounts) (unaudited)	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$17,256	$18,013	$5,845	$5,679
Interest on cash equivalents	226	750	80	350
Interest on interest bearing deposits in financial institutions	5	24	1	6
Interest on investment securities	874	332	344	100

Total interest income	18,361	19,119	6,270	6,135

Interest expense on deposits	5,590	8,786	1,712	2,766
Interest expense on other borrowed money	1,140	955	400	323

Total interest expense	6,730	9,741	2,112	3,089

Net interest income before provision for loan losses	11,631	9,378	4,158	3,046
Provision for loan losses	785	764	306	670

Net interest income after provision for loan losses	10,846	8,614	3,852	2,376
Other operating income:
Net gain on sale of loans	3,362	597	1,008	246
Loan servicing fees, net	333	287	137	84
Customer service charges	435	361	160	134
Loss on other repossessed assets	(49)	—	—	—
Other fee income	649	701	259	238

Total other operating income	4,730	1,946	1,564	702

Other operating expenses:
Salaries and employee benefits	6,618	4,987	2,268	1,325
Occupancy	1,076	679	351	227
Telephone	230	220	75	69
Premises and equipment	770	497	212	166
Marketing and promotions	207	248	60	82
Data processing	545	464	174	157
Professional services	721	554	303	162
Director, officer and employee expenses	334	368	105	97
Office expenses	398	323	148	81
ESOP loan expense	—	153	—	51
Other expenses	1,119	744	392	262

Total other operating expenses	12,018	9,237	4,088	2,679

Income before income taxes	3,558	1,323	1,328	399
Income taxes	1,480	549	553	166

Net Income	$2,078	$774	$775	$233

Comprehensive Income	$2,078	$774	$775	$233

Basic earnings per share	$0.63	$0.28	$0.23	$0.08
Diluted earnings per share	$0.61	$0.27	$0.22	$0.08

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,

(dollars in thousands) (unaudited)	2002	2001

Cash flows from operating activities:
Net income	$2,078	$774
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	735	445
ESOP Compensation	—	153
Provision for loan losses	785	764
Net accretion of discount on investment securities	(183)	9
Net gain on sale of loans	(3,362)	(597)
Loss on sale of other repossessed asset	49	—
Loans originated for sale	(80,689)	(44,530)
Unrealized (gain) loss on interest-only strips	(99)	81
Capitalization of interest-only strips	(22)	—
Amortization of interest-only strips	43	54
Capitalization of servicing asset	(1,115)	(96)
Amortization of servicing asset	187	170
Change in valuation allowance for servicing asset	(108)	189
Proceeds from sale of loans held for sale	89,002	39,525
Increase (decrease) in reserve for losses on commitments to extend credit	(140)	42
Decrease in accrued interest and other assets	458	420
Decrease in accrued expenses and other liabilities	(331)	(463)

Net cash provided by operating activities	7,288	(3,060)
Cash flows from investing activities:
Net increase in loans held for investment	(18,959)	(30,748)
Decrease in other repossessed assets	1,851	—
Net maturities of interest bearing time deposits	497	293
Maturities of securities held-to-maturity	2,540	1,754
Purchase of securities held-to-maturity	(16,407)	(357)
Sale of Federal Home Loan Bank Stock	104	—
Purchase of Federal Reserve & Federal Home Loan Bank stock	(1,323)	—
Net additions to premises and equipment	(2,165)	(472)

Net cash used in investing activities	(33,862)	(29,530)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the nine months ended September 30,

(dollars in thousands) (unaudited)	2002	2001

Cash flows from financing activities:
Net increase(decrease) in deposits:
Interest bearing	(8,626)	53,118
Non-interest bearing	11,434	5,238
Stock offering (net of expenses)	—	3,026
Exercise of stock options	118	35
Repayment of line of credit	(813)	(4,153)
Proceeds from sale of unallocated ESOP shares	813	—
Proceeds from other borrowings	13,088	7,000

Net cash provided by financing activities	16,014	64,264

Net increase in cash and cash equivalents	(10,560)	31,674
Cash and cash equivalents at beginning of period	38,946	17,830

Cash and cash equivalents at end of period	$28,386	$49,504

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,550	$9,374

Income Taxes	$2,535	$620

Supplemental disclosure of non-cash investing activities:
Loans held for investment transferred to held for sale	$22,853	$33,501

Loans to facilitate the sale of repossessed assets	$1,615	$—

Loans transferred to other real estate owned	$197	$—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

Note 1 Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The interim financial statements include Community Bancorp Inc. and its wholly owned subsidiaries Community National Bank (formerly Fallbrook National Bank) (the “Bank”) and Community (CA) Capital Trust I (the “Trust”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.   Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10K.  In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2002, have been included.  Certain reclassifications may have been made to prior year amounts to conform to the 2002 presentation.  The results of operations for interim periods are not necessarily indicative of results for the full year.

On October 10, 2000, Fallbrook National Bank, subsidiary of Community Bancorp Inc., officially changed its name to Community National Bank.

Note 2 Loans and Related Allowance for Loan Losses:

A summary of loans as of  September 30, 2002 and December 31, 2001 is as follows:

	September 30, 2002	December 31, 2001

	(dollars in thousands)
Construction loans	$65,515	$60,264
Real estate one- to four-family	15,182	11,358
Real estate commercial and multi-family	191,618	189,395
Consumer home equity lines of credit	3,155	2,615
Consumer other	3,797	5,635
Aircraft	28,434	23,929
Commercial	16,194	15,332

Total gross loans	323,895	308,528
Deferred loan (fees) costs	(122)	617
Discounts on unguaranteed portion of loans retained	(1,454)	(671)
Allowance for loan losses	(3,607)	(2,788)

Net loans	$318,712	$305,686

Included in net loans are $3.7 million and $3.0 million of mortgage loans, and $47.4 million and $35.3 million of SBA loans held for sale at September 30, 2002 and December 31, 2001, respectively.

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

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired.  A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value.  As of September 30, 2002 and December 31, 2001, the valuation allowance for the servicing assets was $141,000 and $249,000, respectively.

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

During the nine months ended September 30, 2002, the Company increased its advances from the FHLB in the amount of $12.0 million, all of which mature in six months or less.

Note 5 Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the nine months ended September 30,

	2002			2001

	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Net Earnings	$2,078			$774

Basis EPS Earnings available to common shareholders	$2,078	3,314,364	$0.63	$774	$2,798,663	$0.28
Effect of Dilutive Securities Options	$—	102,399	0.02	—	84,431	0.01

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$2,078	3,416,763	$0.61	$774	2,883,094	$0.27

	For the three months ended September 30,

	2002			2001

	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount

Net Earnings	$775			$233

Basis EPS Earnings available to common shareholders	$775	3,340,837	$0.23	$233	3,023,046	$0.08
Effect of Dilutive Securities Options	—	118,154	0.01	—	72,092	—

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$775	3,458,991	$0.22	$233	3,095,138	$0.08

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

	For the nine months ended September 30,

	2002			2001

	Banking Division	Small Business Administration Division (“SBA”)	Total Company	Banking Division	Small Business Administration Division (“SBA”)	Total Company

	(dollars in thousands)
Interest income	$13,429	$4,932	$18,361	$12,970	$6,149	$19,119
Interest expense	4,285	2,445	6,730	6,339	3,402	9,741

Net interest income before provision	9,144	2,487	11,631	6,631	2,747	9,378
Provision for loan losses	684	101	785	559	205	764
Other income	1,077	3,653	4,730	979	967	1,946
Other expenses	8,917	3,101	12,018	6,909	2,328	9,237

Income before income taxes	620	2,938	3,558	142	1,181	1,323
Income taxes	258	1,222	1,480	61	488	549

Net income	$362	$1,716	$2,078	$81	$693	$774

Assets employed at quarter end	$299,190	$88,654	$387,844	$250,741	$94,444	$345,185

	For the three months ended September 30,

	2002			2001

	Banking Division	Small Business Administration Lending Division (“SBA)	Total Company	Banking Division	Small Business Administration Lending Division (“SBA)	Total Company

	(dollars in thousands)
Interest income	$4,737	$1,533	$6,270	$4,188	$1,947	$6,135
Interest expense	1,272	840	2,112	2,092	997	3,089

Net interest income before provision	3,465	693	4,158	2,096	950	3,046
Provision for loan losses	280	26	306	470	200	670
Other income	388	1,176	1,564	260	442	702
Other expenses	3,069	1,019	4,088	1,940	739	2,679

Income before income taxes	504	824	1,328	(54)	453	399
Income taxes	210	343	553	(21)	187	166

Net income	$294	$481	$775	$(33)	$266	$233

Assets employed at quarter end	$299,190	$88,654	$387,844	$250,741	$94,444	$345,185

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

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis.  Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” .  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 142 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

Note 8 Termination of Employee Stock Ownership Plan

In 1997 the Company implemented an Employee Stock Ownership Plan (“ESOP”) funded with borrowings of $1,000,000 that year.  In 2000, the loan was refinanced, with an additional $325,000 being advanced on the line during 2000 and another $50,000 in 2001.  As of December 31, 2001 and September 30, 2001 the indebtedness of the ESOP was $813,000.  As of September 30, 2001, the Board of Directors elected to terminate the ESOP.   In February of 2002, the Company sold the remaining unallocated shares at a price of $6.50 per share, with total proceeds of $822,000, and repaid principal totaling $813,000, resulting in the elimination of the unearned ESOP contribution.  The $9,000 excess of proceeds over loan balance is to be allocated to the beneficiaries of the ESOP.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced the financial performance of the Company for the three months and the nine months ended September 30, 2002.  This analysis should be read in conjunction with the Company’s 2001 Annual Report as filed on form 10K and with the unaudited financial statements and notes as set forth in this report.

Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath, and other factors referenced in the 10K report for December 31, 2001 on file with the SEC, including in “Item 1. BUSINESS - Factors that May Affect Future Results of Operations.”  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

RESULTS OF OPERATIONS

Net Income

Net income increased to $775,000 for the three months ended September 30, 2002 compared to $233,000 for the three months ended September 30, 2001.  Basic earnings per share were $0.23 and $0.08 for the three months ended September 30, 2002 and 2001, respectively.  Diluted earnings per share were $0.22 and $0.08 for the three months ended September 30, 2002 and 2001, respectively.  Earnings per share for the three months ended September 30, 2001 were adjusted for the effects of a stock dividend paid in November 2001.  The increase in net income was mainly due to the increases in net interest income, non-interest income and a decrease in the provision for loan losses, partially offset by increases in other operating expenses.  Net interest income increased due to an increase in average interest earning assets, non-interest income increased due to an increase in the amount of loans sold and other operating expenses increased during the three months ended September 30, 2002 due to the expansion of the Company’s franchise and increased loan production.

The return on average equity was 15.97% for the three months ended September 30, 2002 compared to 5.88% for the three months ended September 30, 2001.  Return on average assets for the three months ended September 30, 2002 was 0.78% compared to 0.28% for the three months ended September 30, 2001.  The increase in the return on average assets from 2001 to 2002 was due to the increase in net income noted above, which is the result of the 17.8% growth in average interest earning assets and an increase of 67 basis points in net interest margin, combined with the 122.8% increase in non-interest income, and partially offset by the 52.6% increase in non-interest expense.

Net income increased to $2.1 million for the nine months ended September 30, 2002 compared to $774,000 for the nine months ended September 30, 2001.  Basic earnings per share were $0.63 and $0.28 for the nine months ended September 30, 2002 and 2001, respectively.  Diluted earnings per share were $0.61 and $0.27 for the nine months ended September 30, 2002 and 2001, respectively.  Earnings per share for the nine months ended September 30, 2001 were adjusted for the effects of a stock dividend paid in November 2001.  The increase in net income was mainly due to the increases in net interest income and non-interest income, partially offset by increases in provisions for loan losses and other operating expenses.  Net interest income increased due to an increase in average interest earning assets, non-interest income increased due to an increase in the net gain on sale of loans and other operating expenses increased during the nine months ended September 30, 2002 due to the expansion of the Company’s franchise and increased loan production.

The return on average equity was 15.16% for the nine months ended September 30, 2002 compared to 7.72% for the nine months ended September 30, 2001.  Return on average assets for the nine months ended September 30, 2002 was 0.71% compared to 0.33% for the nine months ended September 30, 2001.  The increase in the return on average assets from 2001 to 2002 was due to the increase in net income noted above, which is the result of the 24.7% growth in average interest earning assets, combined with the 143.1% increase in non-interest income, and partially offset by the 30.1% increase in non-interest expense.  The net interest margin was approximately the same for the nine months ended September 30, 2002 and 2001.

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

	For the three months ended September 30,

	2002			2001

	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield

Average assets
Securities and time deposits at other banks	$27,337	$345	5.01%	$6,893	$106	6.10%
Fed funds sold	19,080	80	1.66%	39,696	350	3.50%
Loans
Commercial	134,266	2,306	6.81%	127,935	2,489	7.72%
Real Estate	179,761	3,399	7.50%	134,572	3,035	8.95%
Consumer	7,009	140	7.92%	7,322	155	8.40%

Total loans	321,036	5,845	7.22%	269,829	5,679	8.35%

Total earning assets	367,453	6,270	6.77%	316,418	6,135	7.69%
Non earning assets	26,776			18,235

Total average assets	$394,229			$334,653

Average liabilities and shareholders’ equity
Interest bearing deposits
Savings and interest bearing accounts	$93,547	219	0.93%	$82,670	418	2.01%
Time deposits	202,667	1,493	2.92%	183,316	2,348	5.08%

Total interest bearing deposits	296,214	1,712	2.29%	265,986	2,766	4.13%
Demand deposits	46,091	—		35,322	—
Trust preferred debt	10,000	278	11.03%	10,000	278	11.03%
Other borrowings	17,282	122	2.80%	3,096	45	5.77%

Total interest bearing liabilities	369,587	2,112	2.27%	314,404	3,089	3.90%
Accrued expenses and other liabilities	5,386			4,534
Net shareholders’ equity	19,256			15,715

Total average liabilities and shareholders’ equity	$394,229			$334,653

Net interest spread			4.50%			3.79%

Net interest income		$4,158			$3,046

Net yield on interest earning assets			4.49%			3.82%

Interest income for the three months ended September 30, 2002 increased to $6.3 million, compared to $6.1 million for the three months ended September 30, 2001.  This increase was due to the increase in average interest earning assets from $316.4 million for the three months ended September 30, 2001 to $367.5 million for the three months ended September 30, 2002, and was partially offset by the 4.75% decrease in the prime rate during 2001 which resulted in a 0.92% decrease in the yield on interest earning assets for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001.  The yield on interest earning assets decreased to 6.77% for the three months ended September 30, 2002 compared to 7.69% for the three months ended September 30, 2001.  The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $179.8 million with a yield of 7.50% for the three months ended September 30, 2002 compared to $134.6 million with a yield of 8.95% for the three months ended September 30, 2001.  The increase in the average balance of real estate loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan.

Interest expense for the three months ended September 30, 2002 decreased to $2.1 million compared to $3.1 million for the three months ended September 30, 2001.  This decrease was due to the 4.75% decline in the prime rate during 2001, and was partially offset by an increase in average deposits and other borrowings.  Due to the decline in the prime rate, the cost of deposits declined from 4.13% for the three months ended September 30, 2001 to 2.29% for the three months ended September 30, 2002.  Average interest-bearing liabilities increased to $369.6 million for the three months ended September 30, 2002 compared to $314.4 million for the three months ended September 30, 2001.  The largest component of interest bearing liabilities is time deposits.  Average time deposits increased to $202.7 million with a cost of 2.92% for the three months ended September 30, 2002 compared to $183.3 million with a cost of 5.08% for the three months ended September 30, 2001.  The increase in average interest bearing liabilities is a result of the Company’s expansion as part of its strategic plan, including the addition of two new retail banking offices in 2001.

Average borrowings increased to $27.3 million with a cost of 5.82% for the three months ended September 30, 2002, compared to $13.1 million with a cost of 9.79% for the three months ended September 30, 2001. In March of 2001, the Company established a line of credit with the Federal Home Loan Bank (FHLB) collateralized by commercial loans.  Funds from the credit line were used to increase liquidity at the Company.  In addition to FHLB advances, other lines of credit are utilized to increase capital at the Bank and, until February 14, 2002, to fund the Company’s ESOP.  The loan to the Company’s ESOP was paid in full on February 14, 2002.  See “Deposits and Borrowings” in the “FINANCIAL CONDITION” section of this discussion for further information.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and nonaccrual loans are included as interest earning assets for purposes of this table.

	For the nine months ended September 30,

	2002			2001

	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield

Average assets
Securities and time deposits at other banks	$23,056	$879	5.10%	$7,540	$356	6.31%
Fed funds sold	17,836	226	1.69%	24,501	750	4.09%
Loans
Commercial	139,393	7,034	6.75%	123,237	8,141	8.83%
Real Estate	175,917	9,799	7.45%	132,042	9,376	9.49%
Consumer	7,111	423	7.95%	7,733	496	8.58%

Total loans	322,421	17,256	7.16%	263,012	18,013	9.16%

Total earning assets	363,313	18,361	6.76%	295,053	19,119	8.66%
Non earning assets	26,171			17,320

Total average assets	$389,484			$312,373

Average liabilities and shareholders’ equity
Interest bearing deposits
Savings and interest bearing accounts	$91,380	672	0.98%	$74,722	1,341	2.40%
Time deposits	206,556	4,918	3.18%	174,763	7,445	5.70%

Total interest bearing deposits	297,936	5,590	2.51%	249,485	8,786	4.71%
Demand deposits	43,302	—		32,410	—
Trust preferred debt	10,000	834	11.15%	10,000	834	11.15%
Other borrowings	15,283	306	2.68%	2,722	121	5.94%

Total interest bearing liabilities	366,521	6,730	2.45%	294,617	9,741	4.42%
Accrued expenses and other liabilities	4,638			4,356
Net shareholders’ equity	18,325			13,400

Total average liabilities and shareholders’ equity	$389,484			$312,373

Net interest spread			4.31%			4.24%

Net interest income		$11,631			$9,378

Net yield on interest earning assets			4.28%			4.25%

Interest income for the nine months ended September 30, 2002 decreased to $18.4 million, compared to $19.1 million for the nine months ended September 30, 2001.  This decrease was due to the 4.75% decrease in the prime rate during 2001 which resulted in a 1.90% decrease in the yield on interest earning assets for the nine months ended September 30, 2002 when compared to the nine months ended September 30, 2001, and was partially offset by an increase in the average balance of interest earning assets.  Average interest earning assets increased to $363.3 million for the nine months ended September 30, 2002 compared to $295.1 million for the nine months ended September 30, 2001.  The yield on interest earning assets decreased to 6.76% for the nine months ended September 30, 2002 compared to 8.66% for the nine months ended September 30, 2001.  The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $175.9 million with a yield of 7.45% for the nine months ended September 30, 2002 compared to $132.0 million with a yield of 9.49% for the nine months ended September 30, 2001.  The increase in the average balance of loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan.

Interest expense for the nine months ended September 30, 2002 decreased to $6.7 million compared to $9.7 million for the nine months ended September 30, 2001.  This decrease was due to the 4.75% decline in the prime rate in 2001, and was partially offset by an increase in average deposits and other borrowings.  Due to the decline in the prime rate, the cost of deposits declined from 4.71% for the nine months ended September 30, 2001 to 2.51% for the nine months ended September 30, 2002.  Average interest-bearing liabilities increased to $366.5 million for the nine months ended September 30, 2002 compared to $294.6 million for the nine months ended September 30, 2001.  The largest component of interest bearing liabilities is time deposits.  Average time deposits increased to $206.6 million with a cost of 3.18% for the nine months ended September 30, 2002 compared to $174.8 million with a cost of 5.70% for the nine months ended September 30, 2001.  The increase in average interest bearing liabilities is a result of the Company’s expansion as part of its strategic plan, including the addition of two new retail banking offices in 2001.

Other average borrowings increased to $25.3 million with a cost of 6.03% for the nine months ended September 30, 2002, compared to $12.7 million with a cost of 10.04% for the nine months ended September 30, 2001. In March of 2001, the Company established a line of credit with the Federal Home Loan Bank (FHLB) collateralized by commercial loans.  Funds from the credit line were used to increase liquidity at the Company.  In addition to FHLB advances, other lines of credit are utilized to increase capital at the Bank and, until February 14, 2002, to fund the Company’s ESOP.  The loan to the Company’s ESOP was paid in full on February 14, 2002.  See “Deposits and Borrowings” in the “FINANCIAL CONDITION” section of this discussion for further information.

Net interest income before provision for estimated loan losses

Net interest income before provision for estimated loan losses for the three months ended September 30, 2002 was $4.2 million, compared to $3.0 million for the three months ended September 30, 2001.  This increase was primarily due to the increase in average interest earning assets coupled with an increase in the net interest margin.  Average interest earning assets were $367.5 million for the three months ended September 30, 2002 with a net interest margin of 4.49% compared to $316.4 million with a net interest margin of 3.82% for the three months ended September 30, 2001.  For a discussion of the repricing of the Company’s assets and liabilities, see “ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Net interest income before provision for estimated loan losses for the nine months ended September 30, 2002 was $11.6 million, compared to $9.4 million for the nine months ended September 30, 2001.  This increase was primarily due to the increase in average interest earning assets.  Average interest earning assets were $363.3 million for the nine months ended September 30, 2002 with a net interest margin of 4.28% compared to $295.1 million with a net interest margin of 4.25% for the nine months ended September 30, 2001.  For a discussion of the repricing of the Company’s assets and liabilities, see “ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Provision for Estimated Loan Losses

Due to the growth in loans the provision for estimated loan losses totaled $306,000 for the three months ended September 30, 2002 compared to $670,000 for the three months ended September 30, 2001.  The provision for estimated loan losses totaled $785,000 for the nine months ended September 30, 2002 compared to $764,000 for the nine months ended September 30, 2001.  As a result of the increase in total loans outstanding, combined with the deteriorating economic conditions and the potential affects of the September 11, 2001 terrorist attacks, management increased the allowance for loan losses during the third quarter of 2001 to $2.8 million as of September 30, 2001.  For further information, please see the “Loans” discussion in the “FINANCIAL CONDITION” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income, and is adjusted by the net gain or loss on other repossessed assets.  Other operating income was $1.6 million for the three months ended September 30, 2002 compared to $702,000 for the three months ended September 30, 2001. The increase was due to a substantial increase in net gain on sale of loans with a small increase in loan servicing, customer service charges and other fee income.

Net gain on sale of loans increased from $246,000 for the three months ended September 30, 2001 to $1.0 million for the three months ended September 30, 2002.  During the three months ended September 30,

2002, the Company originated $22.3 million in SBA loans compared to $12.4 million during the three months ended September 30, 2001.  The Company originated $11.2 million in mortgage loans during the three months ended September 30, 2002 compared to $7.7 million during the three months ended September 30, 2001.  The Company sold $14.4 million, or approximately 65%, of the SBA loans originated and $9.3 million in mortgage loans during the three months ended September 30, 2002 compared to $6.9 million in SBA loans and $8.4 million in mortgage loans during the three months ended September 30, 2001.  See “SBA FUNDING RESTRICTIONS AND IMPACT ON FUTURE RESULTS.”

Loan servicing income increased to $137,000 for the three months ended September 30, 2002 compared to $84,000 for the three months ended September 30, 2001.  Loan servicing income is the result of the spread between the interest rate paid by borrowers and the interest rate paid to third party investors, multiplied by the total volume of loans sold.  The Company did not sell any SBA 7a loans during the first and second quarter of 2001, and therefore did not increase its loan servicing portfolio.  In addition, the Company and the industry incurred significant prepayments during 2001, further reducing its loan servicing portfolio.  Since the Company has reached its desired mix of SBA loans as a percentage of total gross loans, the Company is once again selling approximately 60% to 65% of the SBA loans it originates.  As sales continue with servicing retained, loan servicing income should stabilize and eventually increase in future periods.

Customer service charges increased from $134,000 for the three months ended September 30, 2001 to $160,000 for the three months ended September 30, 2002.  The increase is the result of a 18% increase in average demand deposits and savings and interest bearing accounts from $118.0 million for the three months ended September 30, 2001 to $139.6 million for the three months ended September 30, 2002.

Other fee income increased to $259,000 for the three months ended September 30, 2002 compared to $238,000 for the three months ended September 30, 2001.  The increase in other fee income reflected the recovery of unrealized losses on the Company’s servicing asset during the three months ended September 30, 2002.

Other operating income was $4.7 million for the nine months ended September 30, 2002 compared to $1.9 million for the nine months ended September 30, 2001. The increase was due to a substantial increase in net gain on sale of loans with a small increase in loan servicing fees and customer service charges, and was partially offset by a decline in other fee income and a loss on other repossessed assets.

Net gain on sale of loans increased from $597,000 for the nine months ended September 30, 2001 to $3.4 million for the nine months ended September 30, 2002.  During the nine months ended September 30, 2002, the Company originated $60.4 million in SBA loans compared to $39.4 million during the nine months ended September 30, 2001.  The Company originated $36.8 million in mortgage loans during the nine months ended September 30, 2002 compared to $26.1 million during the nine months ended September 30, 2001.  The Company sold $55.2 million in SBA loans and $33.7 million in mortgage loans during the nine months ended September 30, 2002 compared to $17.3 million in SBA loans and $24.9 million in mortgage loans during the nine months ended September 30, 2001.  The Company did not sell any SBA 7a loans during the first six months of 2001.  See “SBA FUNDING RESTRICTIONS AND IMPACT ON FUTURE RESULTS.”

Loan servicing income increased to $333,000 for the nine months ended September 30, 2002, compared to $287,000 for the nine months ended September 30, 2001.

Customer service charges increased from $361,000 for the nine months ended September 30, 2001 to $435,000 for the nine months ended September 30, 2002.  The increase is the result of a 26% increase in average demand deposits and savings and interest bearing accounts from $107.1 million for the nine months ended September 30, 2001 to $134.7 million for the nine months ended September 30, 2002.

Other fee income decreased to $649,000 for the nine months ended September 30, 2002 compared to $701,000 for the nine months ended September 30, 2001.  The decrease in other fee income for the nine month period reflects the decrease in fees from brokering of loans to other financial institutions which the Company does not directly fund, and was partially offset by the recovery of the unrealized losses on the Company’s servicing asset.

During the nine months ended September 30, 2002, the Company sold a repossessed aircraft at a loss of $49,000.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business.  Salaries and employee benefits, occupancy, telephone, premises and equipment, marketing and promotions, data processing, professional services, director/officer/employee expenses, office, ESOP loan and other expenses are the major categories of other operating expenses.  Other operating expenses increased to $4.1 million for the three months ended September 30, 2002 compared to $2.7 million for the three months ended September 30, 2001.  Other operating expenses increased to $12.0 million for the nine months ended September 30, 2002 compared to $9.2 million for the nine months ended September 30, 2001.  During the nine months ended September 30, 2002, the Company incurred non-recurring expenses totaling $281,000 due to the relocation of the Company’s corporate headquarters and $136,000 in expenses associated with the refurbishment of a repossessed aircraft.

The increase in other operating expenses is primarily due to the increase in salaries and employee benefits to $2.3 million for the three months ended September 30, 2002 compared to $1.3 million for the three months ended September 30, 2001.  For the nine months ended September 30, 2002, salaries and employee benefits were $6.6 million compared to $5.0 million for the nine months ended September 30, 2001.  The Company opened two new branch offices in 2001.  As a result of the increased loan origination and improved profitability, commissions, incentives and bonuses have increased by $528,000 when comparing the quarter ended September 30, 2002 to September 30, 2001.  For the nine months ended September 30, 2002, commissions, incentives and bonuses have increased by $701,000 when compared with the nine months ended September 30, 2001.  Full time equivalent employees increased to 145 as of September 30, 2002 compared to 136 as of September 30, 2001.  In addition, employee insurance benefits rates increased by 16% from 2001 to 2002.

The Company’s efficiency ratio, which is the ratio of operating expenses to net interest income before provision for loan losses plus non-interest income and excluding gain or loss on repossessed assets, decreased (improved) to 71.43% for the three months ended September 30, 2002 compared to 71.48% for the three months ended September 30, 2001.  For the nine months ended September 30, 2002, the Company’s efficiency ratio was 73.23% compared to 81.57% for the nine months ended September 30, 2001.  The decrease in efficiency ratio was due to the increase in net interest and other operating income, partially offset by the increase in operating expenses. The increase in operating expenses is due to the expansion of the Company’s business.

The following table compares each of the components of other operating expenses for the three months and nine months ended September 30, 2002 and 2001, respectively:

	For the nine months ended September 30,			For the three months ended September 30,

	2002	2001	Change $	2002	2001	Change $

Other operating expenses:
Salaries and employee benefits	$6,618	$4,987	$1,631	$2,268	$1,325	$943
Occupancy	1,076	679	397	351	227	124
Telephone	230	220	10	75	69	6
Premises and equipment	770	497	273	212	166	46
Marketing and promotions	207	248	(41)	60	82	(22)
Data processing	545	464	81	174	157	17
Professional services	721	554	167	303	162	141
Director, officer and employee expense	334	368	(34)	105	97	8
Office expenses	398	323	75	148	81	67
ESOP loan expense	—	153	(153)	—	51	(51)
Other expenses	1,119	744	375	392	262	130

Total other operating expenses	$12,018	$9,237	$2,781	$4,088	$2,679	$1,409

The Company incurred non-recurring expenses as a result of the move of the Company’s headquarters and other expenses increased due to the refurbishment of a repossessed aircraft sold during the nine months ended September 30, 2002.  The non-recurring expenses are as follows:  Occupancy, $42,000, premises and equipment, $202,000 and other expenses, $37,000.  Other expenses also increased due to the $136,000 cost of refurbishing the aircraft.  The ESOP loan expense decreased due to the termination of the ESOP in September, 2001.  No further expense is expected to be incurred in future periods as a result of the termination of the ESOP.

Provision for Income Taxes

The effective income tax rate was 41.6% for the three months ended September 30, 2002 and 2001.  The effective income tax rate was 41.6% for the nine months ended September 30, 2002 compared to 41.5% for the nine months ended September 30, 2001.  Provisions for income taxes totaled $553,000 and $166,000 for the three months ended September 30, 2002 and 2001, respectively.  Provisions for income taxes totaled $1.5 million and $549,000 for the nine months ended September 30, 2002 and 2001, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets
September 30, 2002 compared to December 31, 2001 and September 30, 2001

Total assets of the Company increased to $387.8 million as of September 30, 2002 compared to $370.2 million as of December 31, 2001 and $345.2 million as of September 30, 2001.  The increase in total assets was due to the growth in net loans to $318.7 million as of September 30, 2002, compared to $305.7 million as of December 31, 2001 and $280.7 million as of September 30, 2001.  Total assets decreased from June 30, 2002 due to a reduction in wholesale deposits  and cash and cash equivalents.  The Company took advantage of the opportunity to reduce wholesale deposits that were maturing with excess liquidity the Company had as of June 30, 2002, which assisted in improving the Company’s net interest margin.  Growth for the calendar year is expected to be approximately 15%.

Deposits, including wholesale and retail deposits, increased to $336.1 million as of September 30, 2002 compared to $333.3 million as of December 31, 2001 and were $311.1 million as of September 30, 2001.  Wholesale deposits decreased to $34.7 million as of September 30, 2002 compared to $81.7 million as of December 31, 2001 and were $65.1 million as of September 30, 2001.  Cash and cash equivalents decreased to $28.4 million as of September 30, 2002 compared to $38.9 million as of December 31, 2001 and were $49.5 million as of September 30, 2001.  The decrease in cash and cash equivalents was due to the increase in investment securities combined with an increase in net loans.

Shareholders’ equity was $19.5 million as of September 30, 2002 compared to $16.5 million as of December 31, 2001 and was $16.2 million as of September 30, 2001.  Please refer to the “CAPITAL” section of this discussion for further information.

Investments

The Company’s investment portfolio consists primarily of agency securities, overnight investments in the Federal Funds market and certificates of deposit with other financial institutions.  As of September 30, 2002, certificates of deposit with other financial institutions totaled $99,000, compared to $596,000 as of December 31, 2001 and $497,000 as of September 30, 2001.  As of December 31, 2001 and September 30, 2001, $500,000 and $497,000, respectively, was pledged as collateral for the Employee Stock Ownership Plan (“ESOP”) loan from another California bank, which was funding the Company’s ESOP.  The ESOP was terminated as of September 30, 2001, and the remaining undistributed shares were sold in February 2002, eliminating the Company’s borrowings for the leveraged ESOP.  Therefore, no certificates of deposit were pledged as of September 30, 2002.  US Government and other securities totaled $24.7 million as of September 30, 2002 compared to $10.6 million as of December 31, 2001 and were $5.1 million as of September 30, 2001.  As of September 30, 2002, $4.9 million were pledged as collateral for public funds and treasury, tax and loan deposits.  Average Federal Funds sold for the nine months ended September 30, 2002 were $17.8 million compared to $24.5 million for the nine months ended September 30, 2001.

Loans

Loan balances, net of the allowance for loan losses, increased to $318.7 million as of September 30, 2002 compared to $305.7 million as of December 31, 2001 and $280.7 million as of September 30, 2001.  A healthy loan demand resulted in a 13.5% growth rate in net loans since September 30, 2001.  The Company services SBA 7a loans sold to other investors.  As of September 30, 2002, the Company serviced $109.6 million SBA 7a loans for other investors compared to$69.6 million as of December 31, 2001 and $71.5 million as of September 30, 2001.

Loan Origination and Sale.  The following table sets forth the Company’s loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the nine months ended September 30,		At or for the three months ended September 30,

	2002	2001	2002	2001

	(dollars in thousands)		(dollars in thousands)
Beginning balance	$305,686	$245,437	$306,114	$262,581
Loans originated: (1)
Commercial loans	18,857	13,831	7,079	7,474
Real estate:
Construction loans	63,867	61,887	31,564	27,622
One-to four-family	37,688	39,215	11,174	15,344
Commercial	87,788	64,147	31,295	26,561
Consumer	2,460	3,375	851	746

Total loans originated	210,660	182,455	81,963	77,747
Loans sold
Real estate:
Construction loans	464	1,783	464	—
One-to four-family	33,699	24,853	9,246	8,353
Commercial	51,200	11,860	14,394	4,231

Total loans sold	85,363	38,496	24,104	12,584
Less:
Principal repayments	114,622	108,845	46,375	47,734
Other net changes (2)	(2,351)	(459)	(1,114)	(1,000)

Total Loans	$318,712	$281,010	$318,712	$281,010

(1)

Included in total loans originated are $10.0 million and $7.7 million of mortgage loans and $18.1 and $11.3 million of SBA loans originated for sale for the three months ended September 30, 2002 and 2001, respectively.  Included in total loans originated are $34.0 million and $23.2 million of mortgage loans and $52.3 and $36.0 million of SBA loans originated for sale for the nine months ended September 30, 2002 and 2001, respectively.

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

          The following table sets forth the Company’s non-performing assets at the dates indicated:

	September 30, 2002	December 31, 2001	September 30, 2001

	(dollars in thousands)
Non-accrual loans	$2,916	$3,174	$4,724
Troubled debt restructurings	—	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	29	—

Total non-performing loans	2,916	3,203	4,724
Other real estate owned	197	—	—
Other repossessed assets	—	1,900	—

Total non-performing assets	$3,113	$5,103	$4,724

Total non-performing loans/gross loans	0.90%	1.04%	1.67%
Total non-performing assets/total assets	0.80%	1.38%	1.37%
Total non-performing loans net of guarantees/gross loans	0.32%	0.37%	1.09%
Total non-performing assets net of guarantees/total assets	0.27%	0.82%	0.89%
ALLOWANCE FOR LOAN LOSSES
Allowance for loan losses	$3,607	$2,788	$2,550
Reserves for losses on commitments to extend credit	145	285	283

Total allowance and reserves for commitments	$3,752	$3,073	$2,833

Loan loss allowance to loans, gross	1.11%	0.90%	0.90%
Loan loss allowance, including reserves on commitments, to loans, gross	1.16%	1.00%	1.00%
Loan loss allowance/non-performing loans	123.70%	87.04%	53.98%
Loan loss allowance/non-performing assets	115.87%	54.63%	53.98%
Loan loss allowance/non-performing loans, net of guarantees	350.19%	244.56%	82.63%
Loan loss allowance/non-performing assets, net of guarantees	350.19%	91.71%	82.63%

Nonaccrual Loans.  Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible.  The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.  As of September 30, 2002, December 31, 2001 and September 30, 2001 all impaired or nonaccrual loans were collateral-dependent.  The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal.  As of September 30, 2002 the Company had fourteen loans on nonaccrual status totaling $2.9 million with $1.9 million, or 65%, guaranteed by the SBA.  As of December 31, 2001, the Company had twelve loans on nonaccrual status totaling $3.2 million.  Of this total, $2.1 million, or 65%, was guaranteed by the SBA.  As of September 30, 2001, the Company had seventeen loans on nonaccrual status totaling $4.7 million.  Of this total $1.6 million, or 35%, was guaranteed by the SBA.

Included in nonaccrual loans are loans less than 90 days delinquent.  Loans 90 days or more delinquent totaled $1.0 million as of September 30, 2002, compared to $2.4 million as of December 31, 2001 and $2.5 million as of September 30, 2001.  Net of government guarantees, loans 90 days or more delinquent as of September 30, 2002 were $164,000 compared to $487,000 as of December 31, 2001 and $2.3 million as of September 30, 2001.

Classified Assets.  From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans.  Each classified loan is monitored monthly.  Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and other repossessed assets) at September 30, 2002 were $2.2 million compared to $3.5 million as of December 31, 2001 and were $3.7 million at September 30, 2001.

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

The following table sets forth information regarding the Company’s allowance for loan losses at the dates and for the periods indicated:

	At or for the nine months ended September 30,

	2002	2001

	(dollars in thousands)
Balance at beginning of period	$2,788	$1,988
Chargeoffs:
Real estate loans:
One- to four- family	—	—
Commercial	112	6
Consumer	10	213

Total chargeoffs	122	219
Recoveries:
Real estate loans:
One- to four-family	—	—
Commercial	11	60
Consumer	4	2

Total recoveries	15	62

Net chargeoffs	107	157
Change in reserve for losses on commitments to extend credit	141	(45)
Provision for loan losses	785	764

Balance at end of period	$3,607	$2,550

Net charge offs to average loans	0.04%	0.08%
Reserve for losses on commitments to extend credit	$145	$283

As of September 30, 2002 the balance in the allowance for loans losses was $3.6 million compared to $2.8 million as of December 31, 2001 and $2.6 million as of September 30, 2001.  In addition, the reserve for losses on commitments to extend credit was $145,000 as of September 30, 2002, compared to $285,000 as of December 31, 2001 and was $283,000 as of September 30, 2001.  The balance of undisbursed construction and other loans was $72.6 million as of September 30, 2002 compared to $63.9 million as of December 31, 2001 and was $64.1 million as of September 30, 2001.

During the quarter ended September 30, 2002, the Company reevaluated its method of determining the risk associated with undisbursed construction and other loans, which resulted in a reduction in the reserve as a percentage of liability outstanding to approximately 0.20%.  The analysis was based on a review of historical losses on undisbursed construction and other loans, combined with a review of potential future losses on the Company’s liability outstanding.  As of September 30, 2002 the allowance was 1.11% of total gross loans compared to 0.90% as of December 31, 2001 and September 30, 2001.  Including the reserve for losses on commitments to extend credit, the allowance as a percentage of total gross loans was 1.16% as of September 30, 2002 compared to 1.00% as of December 31, 2001 and September 30, 2001.  The allowance for loan losses as a percentage of nonaccrual loans was 123.70% as of September 30, 2002 compared to 87.04% as of December 31, 2001 and was 53.98% as of September 30, 2001.  The allowance for loan losses, including reserves for losses on commitments to extend credit, to nonperforming loans, net of government guarantees was 364% as of September 30, 2002 compared to 270% as of December 31, 2001 and was 92% as of September 30, 2001.  Management believes the allowance at September 30, 2002 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

Other Repossessed assets. The repossessed asset totaling $1.9 million as of December 31, 2001 was an aircraft acquired through repossession.  The aircraft was sold during the nine months ended September 30, 2002.  The Company made a loan to facilitate the sale in the amount of $1.6 million at current market rates and terms.  There was one OREO totaling $197,000 as of September 30, 2002.

Deposits and Borrowings

Total deposits increased to $336.1 million as of September 30, 2002 compared to $333.3 million as of December 31, 2001 and $311.1 million as of September 30, 2001.  Interest bearing and non-interest bearing deposits increased to $286.5 million and $49.7 million, respectively, as of September 30, 2002 compared to $295.1 million and $38.3 million, respectively, as of December 31, 2001 and $272.5 million and $38.6 million, respectively, as of September 30, 2001.  Retail banking deposits increased to fund SBA loan retention and loans held for sale, and reduce wholesale deposits.  Total wholesale deposits were $34.7 million as of September 30, 2002, compared to $81.7 million as of December 31, 2001 and $65.1 million as of September 30, 2001.  Total retail banking deposits increased to $301.4 million as of September 30, 2002 compared to $251.6 million as of December 31, 2001 and were $246.0 million as of September 30, 2001.  Retail deposits increased as part of the Company’s overall expansion, including the addition of two retail banking offices in 2001.

During the first quarter of 2000, the Company issued $10 million in Trust Preferred Securities, which are debt instruments that act as additional capital for regulatory purposes.  The average balance outstanding was $10 million for the three months and nine months ended September 30, 2002 and 2001, respectively.  Proceeds from the issuance of Trust Preferred Securities were used to pay off debt and provide additional capital to the Bank subsidiary.

Other borrowings totaled $18.1 million as of September 30, 2002, compared to $5.8 million as of December 31, 2001 and $3.8 million as of September 30, 2001.  Included in other borrowings are advances from the FHLB and other banks.  The Company established a line of credit with the FHLB collateralized by commercial loans and government securities.  Funds from the credit line were used to purchase government securities and increase liquidity at the Company.  As of September 30, 2002, all advances from the FHLB had a maturity of six months or less.  In addition to the FHLB advances, other lines of credit are utilized to increase capital at the Bank and, as of December 31, 2001 and September 30, 2001, to fund the Company’s ESOP. The loan to the Company’s ESOP was paid in full February 14, 2002.  The Company borrowed $2.0 million from an unaffiliated lender and contributed $1.5 million of the proceeds to the equity capital of the Bank.   See the “Capital” discussion for further details on this loan.

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

Capital

The Company’s capital increased to $19.5 million as of September 30, 2002 compared to $16.5 million as of December 31, 2001 and was $16.2 million as of September 30, 2001.  The $3.0 million increase in capital is a result of net income of $2.1 million for the nine months ended September 30, 2002, plus the repayment of $813,000 in borrowed funds as a result of the sale of unallocated shares in the ESOP combined with $117,000 in proceeds from the exercise of stock options.

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

As part of the Company’s strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. The Company declared a 5% stock dividend to shareholders of record as of November 15, 2001 which was paid on November 30, 2001.  On October 29, 2002 the Company declared a 5% stock dividend to shareholders of record as of November 15, 2002 which will be paid on November 29, 2002.  Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors.  The Company’s and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

Management considers capital requirements as part of its strategic planning process.  Growth for the calendar year is expected to be approximately 15%.  Based on current projections, management believes that the Company will continue to remain well capitalized during 2002.  Future asset growth is dependent upon many factors, including the Company’s access to capital markets, earnings growth, and overall economic conditions.  The ability to obtain capital is dependent upon the capital markets as well as performance of the Company.  In July 2001, the Company raised $3.0 million through a private placement of common stock.  Management regularly evaluates sources of capital and the timing required to meet its strategic objectives.

On June 28, 2001, the Company entered into a loan agreement with Pacific Coast Bankers’ Bank pursuant to which the Company can borrow up to $2.0 million on a revolving line of credit.  At  September 30, 2002 and December 31, 2001, the outstanding balance on this line of credit was $2.0 million and $1.0 million, respectively.  The proceeds of such loan were invested by the Company in the Bank in the form of equity capital, or used for other operating expenses.  The loan provides for interest only payments until December 28, 2002, after which time the outstanding balance of the loan will begin amortizing over a 5 year period.  The loan documents require the Company to obtain the prior consent of the lender before paying any cash dividend and before incurring additional indebtedness in excess of an additional $2.0 million outside the normal course of business.

At September 30, 2002 and December 31, 2001, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.   As of September 30, 2002, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 11.03% compared to 10.89% as of December 31, 2001.  The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 9.85% as of September 30, 2002 compared to 9.82% as of December 31, 2001.  The Bank’s regulatory Tier 1 Capital to average assets ratio was 8.00% as of September 30, 2002 compared to 7.94% as of December 31, 2001.

As of September 30, 2002, the Company’s regulatory Total capital to risk-weighted assets ratio was 10.33% compared to 10.30% as of December 31, 2001.  The Company’s regulatory Tier 1 Capital to risk-weighted assets ratio was 8.04% as of September 30, 2002, compared to 7.65% as of December 31, 2001.  The Company’s regulatory Tier 1 Capital to average assets ratio was 6.53% as of September 30, 2002 and December 31, 2001.

Liquidity

The Company closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner.  Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements.  Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits at other banks, investment securities and the ability to sell loans.  As of September 30, 2002 liquid assets as a percentage of deposits were 8.9% compared to 10.6% as of December 31, 2001.

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

•

Servicing assets and interest only strips.  Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income.  The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans.  The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity.  The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value.  In estimating fair values at September 30, 2002, the Company utilized a weighted average prepayment assumption of approximately 7.7% and a discount rate of 12%.  In estimating fair values at December 31, 2001, the Company utilized a weighted average prepayment assumption of approximately 13.5% and a discount rate of 12%.  In estimating fair values at September 30, 2001, the Company utilized a weighted average prepayment assumption of approximately 13.0% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips.  The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value.  Unrealized gains or losses on interest-only strips were not material as of September 30, 2002, December 31, 2001 and September 30, 2001.  At September 30, 2002, December 31, 2001 and September 30, 2001, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7.7%, 13.5% and 13.0%, respectively, and a discount rate of 12%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•

Real Estate Owned and Other Repossessed Assets.  Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses.  Subsequent declines in value are charged to operations.   At September 30, 2002 the OREO is a single family residence.  There were no specific reserves on this asset as of September 30, 2002.  At December 31, 2001, the repossessed asset is an aircraft.  There were no specific reserves on this asset as of December 31, 2001.

SBA FUNDING RESTRICTIONS AND IMPACT ON FUTURE RESULTS

On October 1, 2002, the Small Business Administration (“SBA”) reduced the amounts of loans and the maximum loan size under its Section 7(a) loan program.  The SBA has reduced the maximum Section 7(a) loan size it can guarantee from $1 million to $375,000.

The origination and subsequent sale of Section 7(a) loans have significantly and positively impacted the Company’s earnings for the nine months and the quarter ended September 30, 2002.  During the first nine months of 2002, the Company originated approximately $48.8 million in Section 7(a) loans (approximately 80.8% of total SBA loan productions for the nine months) and sold approximately $50.4 million of such loans resulting in non-interest income of approximately $3.2 million.   For the three months ended September 30, 2002, the Company originated approximately $14.2 million in Section 7(a) loans

(approximately 63.7% of total SBA loan production for the three months) and sold approximately $14.4 million of such loans resulting in non-interest income of approximately $964,000.

There are efforts ongoing in the Congress to reverse these reductions, but Congress recessed until after the November election without taking any action on this matter.  The results and timing of Congressional action to reverse these limitations cannot presently be predicted.

Management routinely monitors developments with the SBA and took certain actions at the end of the third quarter to mitigate any impact in the fourth quarter.  As a result, the Company expects to maintain a flow of loans for the fourth quarter of 2002 that will not be adversely impacted by the SBA’s reduction.  Based upon Management’s current information and analysis, the SBA’s reduction is not expected to have a material adverse impact upon either the production or sale of Section 7(a) loans during the fourth quarter of 2002. Accordingly, management currently estimates Section 7(a) loan sales to be generally in line with levels during the third quarter of this year.

If Congressional action to reverse the SBA’s reduction is not successful or the reductions are not otherwise reversed, the Company expects that its production of Section 7(a) loans will be adversely impacted starting in the first quarter of 2003 with an eventual reduction in non-interest income to follow as a result.  In addition to monitoring the situation and taking an active role in trade groups seeking Congressional action, the Company is seeking to develop alternative plans with which to deal with this funding problem.  However, it is currently impossible to predict accurately the impact this situation will have upon the Company’s Section 7(a) production and non-interest income in 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions.  Please refer to “ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – FINANCIAL CONDITION - LOANS,” for a thorough discussion of the Company’s lending activities.  IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon the Company’s net interest income (“NII”).  Changes in the NII are the result of the change in net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of September 30, 2002, 82.87% of the Company’s loan portfolio was tied to adjustable rate indices.  The majority of the loans are tied to prime and reprice immediately.  The exception is SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime.  As of September 30, 2002, 56.71% of the Company’s deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest.  As of September 30, 2002, 35.49% of the Company’s borrowings were fixed rate with a remaining term of 27 years.  The fixed rate borrowings were the $10 million Trust Preferred Securities held at the parent holding company.

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

At September 30, 2002, 66.55% of the Company’s interest-bearing deposits were comprised of certificate of deposit accounts, the majority of which have original terms averaging eleven months.  The remaining, weighted average term to maturity for the Company’s certificate accounts approximated seven months at September 30, 2002.  Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures.  While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before the Company’s customers no longer will maintain the deposit with the Company.

In addition to the certificates of deposits, the Company has $95.8 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of September 30, 2002, with rates being paid between 0.35% and 1.70%.  Although the following table would indicate that declines in interest rates would result in a corresponding decline in the cost of deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before the Company’s customers no longer will maintain the deposit with the Company.

The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest bearing liabilities as of September 30, 2002.  The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature.  Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of September 30, 2002

(dollars in thousands)	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance

Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$190,410	$11,262	$19,811	$45,651	$1,269	$268,403
Fixed rate loans, gross(2)	6,140	11,128	1,644	15,592	20,988	55,492
Investments:
Investment securities held-to-maturity	8,260	499	498	3,506	11,913	24,676
Federal funds sold	11,555	—	—	—	—	11,555
Other investments	2,162	99	—	—	554	2,815

Total interest sensitive assets	218,527	22,988	21,953	64,749	34,724	362,941

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	49,692	49,692
Interest bearing	150,162	45,894	84,541	5,853	—	286,450
Other Borrowings	18,088	—	—	—	10,000	28,088

Total interest sensitive liabilities	$168,250	$45,894	$84,541	$5,853	$59,692	$364,230

GAP Analysis
Interest rate sensitivity gap	$50,277	$(22,906)	$(62,588)	$58,896	$(24,968)	$(1,289)
GAP as% of total interest sensitive assets	13.85%	-6.31%	-17.24%	16.23%	-6.88%	-0.36%
Cumulative interest rate sensitivity gap	$50,277	$27,371	$(35,217)	$23,679	$(1,289)	$(1,289)
Cumulative gap as% of total interest sensitive assets	13.85%	7.54%	-9.70%	6.52%	-0.36%	-0.36%

Static Gap analysis has certain limitations.  Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on net interest income.  Static Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources.  The relation between product rate repricing and market rate changes (basis risk) is not the same for all products.  The majority of the Company’s loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates.  Products categorized as non-rate sensitive, such as noninterest-bearing demand deposits, in the static Gap analysis behave like long term fixed rate funding sources.  Both of these factors tend to make the Company’s behavior more asset sensitive than is indicated in the static Gap analysis.  On an annual basis, management expects to experience higher net interest income when rates rise, the opposite of what is indicated by the static Gap analysis.

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

The following table shows the effects of changes in projected net interest income for the twelve months ending September 30, 2003 under the interest rate shock scenarios stated.  The table was prepared as of September 30, 2002, at which time prime was 4.75%.

(dollars in thousands)

Changes in Rates	Projected Net interest Income	Change from base case	%change from base case

+ 300 bp	$24,263	$4,421	22.28%
+ 200 BP	$22,445	$2,603	13.12%
+ 100 BP	$20,733	$891	4.49%
0 BP	$19,842
- 25 BP	$19,671	$(171)	-0.86%
- 50 BP	$19,485	$(357)	-1.80%
- 100 BP	$19,028	$(814)	-4.10%

Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)	Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

(c)	Asset-Backed issuers
The Company is not an Asset-Backed issuer.

Part II OTHER INFORMATION

Item 1  Legal Proceedings

None to report.

Item 2  Changes in Securities

None to report.

Item 3  Defaults upon senior securities

None to report.

Item 4  Submission of matters to security holders

No matters were submitted to the security holders.

Item 5  Other information

None to report.

Item 6  Exhibits and Reports from 8-K

Exhibit 3.1          Amendment to the Certificate of Incorporation
Exhibit 99.1        Certification

SIGNATURES

          Pursuant to the requirements of the Exchange Act, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP INC.

(Registrant)

Date	November 12, 2002	/s/ THOMAS E. SWANSON

Thomas E. Swanson
President and Chief Executive Officer

Date	November 12, 2002	/s/ L. BRUCE MILLS, JR.

L. Bruce Mills, Jr.
Sr. Vice President, Chief Financial Officer

CERTIFICATION

I, Thomas E. Swanson, President and Chief Executive Officer of Community Bancorp Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Community Bancorp Inc;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 12, 2002	/s/ THOMAS E. SWANSON

Thomas E. Swanson
President and Chief Executive Officer

I, L. Bruce Mills, Jr., Senior Vice President and Chief Financial Officer of Community Bancorp Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Community Bancorp Inc;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	November 12, 2002	/s/ L. BRUCE MILLS, JR.

L. Bruce Mills, Jr.
Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	Amendment to the Certificate of Incorporation
99.1	Certification