Form 10-K
period 2002-12-31
COMMUNITY BANCORP INC
filed 2003-03-27
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Yes    ☒        No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Check whether or not the Company is an accelerated filer as defined in Exchange Rule Act 12b-2.

Yes    ☐        No    ☒

As of February 14, 2003, the aggregate market value of the common stock held by non-affiliates of the Company was: $29,996,000.

Number of shares of common stock of the Company outstanding as of February 14, 2003: 3,542,307 shares

Portions of the definitive proxy statement for the 2003 Annual Meeting of the Company’s shareholders are incorporated into Part III of this Report by reference.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10 (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the terrorist attacks of September 11, 2001, the potential conflict with Iraq and their aftermath, and other factors referenced in this report, including in “Item 1. BUSINESS—Factors that May Affect Future Results of Operations.” When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

PART I

ITEM 1.    BUSINESS

WHERE YOU CAN FIND MORE INFORMATION

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. The Company electronically files the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). The Company may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on the Company’s website: www.comnb.com. The Company posts these reports to its website as soon as reasonably practicable after filing them with the SEC. None of this information on or hyperlinked from the Company’s website is incorporated into this Annual Report on Form 10-K.

Community Bancorp Inc.

Community Bancorp Inc. (the “Company”) is a Delaware corporation organized to act as the bank holding company for Community National Bank, formerly Fallbrook National Bank, (the “Bank”) (unless the context requires otherwise, the term “Company” includes the “Bank”). Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. See “Item 1. Business Supervision and Regulation.” At December 31, 2002, the Company had approximately $415.7 million in consolidated assets, $339.5 million in consolidated net loans, $364.0 million in consolidated deposits, and $20.6 million in consolidated equity.

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

General Business Strategy

The Company’s strategy is to be a high performing bank holding company targeting small to medium sized businesses with sales up to $25 million annually. This strategy is being executed through a combination of Real Estate, Small Business Administration (“SBA”), Commercial, Construction and small Aircraft lending, combined with a retail banking network located in northern San Diego County and southwestern Riverside County. While most of the lending is concentrated in San Diego and Riverside Counties, the SBA division operates with nine loan production offices located throughout the state of California, and also originates loans in Nevada and Arizona through a network of brokers. In addition to California, the Company, through its contacts with brokers in other states, originates small Aircraft loans in Arizona, Nevada, New Mexico and Washington.

The Board has established three major goals for the Company: i) enhance profitability and core earnings, ii) maintain high credit quality, and iii) improve core deposit growth.

Enhance profitability and core earnings.    The Company has improved core earnings by focusing on net interest income, non-interest income and controlling expenses. This has resulted in record earnings for 2002 of $3.0 million, compared to $1.1 million in 2001 and $1.0 million in 2000. The efficiency ratio has declined (improved) to 70.25% for 2002, compared to 78.59% in 2001 and 81.32% in 2000. Return on Equity increased to 16.0% for 2002, compared to 7.8% in 2001 and 8.6% in 2000.

•	Net interest income before provision for loan losses has increased to $16.1 million for 2002 compared to $12.7 million in 2001 and $11.4 million in 2000 due to a combination of increases in interest earning assets and improving net interest margin. Total assets increased 12% to $415.7 million as of December 31, 2002, compared to $370.2 million as of December 31, 2001 and $280.7 million as of December 31, 2000. Average interest earning assets increased 20% to $366.3 million for 2002 compared to $304.7 million in 2001 and $218.6 million in 2000. The net interest margin increased to 4.40% in 2002 compared to 4.18% in 2001. The net interest margin decreased in 2001 when compared with 5.20% in 2000 due to the 4.75% decrease in prime rate during 2001. The margin for each of the quarters during 2002 increased throughout the year from 4.05% to 4.28% to 4.49% to 4.74%, respectively. While this trend is not expected to continue in 2003, if there are no further reductions in the prime rate in 2003, management believes that the fourth quarter of 2002 is more indicative of the margin it expects to see during 2003 than the entire year of 2002. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—INTEREST RATE SENSITIVITY.”

•	Other operating income has increased to $6.5 million for 2002 compared to $3.0 million in 2001 and $2.2 million in 2000. During 2000 and the first half of 2001, the Company did not sell any SBA 7a loans, retaining production to enhance asset and loan growth. Therefore, gains on sale of loans in 2000 totaled $162,000, while gains as a result of the return to loan sales in the latter half of 2001 increased to $1.1 million. Gains on sale of loans in 2002 totaled $4.4 million. The Company sold $64.8 million, or 75% of the SBA loans originated in 2002. Management expects to sell up to approximately 60% of the SBA loans originated in 2003, and therefore other operating income is expected to decline slightly in 2003 when compared to 2002. Loan servicing fees, net increased to $687,000 in 2002 compared to $129,000 in 2001 and $654,000 in 2000. The decline in 2001 is due to a valuation reserve of $249,000 being provided in 2001, while the increase in 2002 reflects the $199,000 recovery of a portion of the reserve. The Company and the industry experienced a higher level of prepayments in 2001 than in 2000, which resulted in both the need for the reserve and a reduction in the total loans serviced for others, which generates the normal loan servicing fee income. Prepayments decreased substantially in 2002 as interest rates stabilized, resulting in the recovery in 2002. Customer service charges have increased from $394,000 in 2000 to $533,000 in 2001 to $614,000 in 2002. The increase reflects the increase in transaction accounts, including demand, savings and money market accounts. Other fee income decreased to $832,000 in 2002 compared to $1.2 million in 2001 and $972,000 in 2000. The largest component of other fee income is fees generated from the brokering of SBA related non-guaranteed loans, mortgage loan brokerage and other construction loan related fees. Fees from brokering of non-guaranteed SBA related loans totaled $124,000 in 2002 compared to $375,000 in 2001 and $161,000 in 2000. Brokering of non-guaranteed SBA related loans vary from year to year based on customer demand for the product. Fees from brokerage of mortgage loans totaled $139,000 in 2002 compared to $185,000 in 2001 and $145,000 in 2000. In January 2003 the Company closed the Mortgage Department. The closure of the Mortgage Department is expected to have minimal impact on other fee income. Other construction loan related fees totaled $266,000 in 2002 compared to $357,000 in 2001 and $128,000 in 2000. Other construction loan related fees decreased due to the reduction in non-owner-occupied construction loans, which in general tend to have higher fees than owner-occupied construction loans.

•	The Company measures operating expenses as a percentage of average assets. As a percentage of average assets, operating expenses increased to 4.06% for 2002, compared to 3.82% for 2001 and was 4.69% for 2000. In order to continue the Company’s expansion and consolidate the management of the lending and savings operations, the Company moved its administration into its new headquarters in March 2002. The Company incurred certain one time expenses in conjunction with the move. During 2002 the Company incurred non-recurring expenses totaling $281,000 due to the relocation of the Company’s corporate headquarters. The Company also incurred $136,000 in expenses associated with the refurbishment of a repossessed aircraft in 2002. There were no similar refurbishment expenses in 2001 or 2000. In addition, personnel expenses increased in 2002 due to increased performance based incentives and loan officer commissions, combined with the normal additions to staff as part of the Company’s expansion. The Company expects this ratio to decline (improve) in 2003 as the Company continues to expand its assets and eliminates the one time expenses associated with this move. In addition, the closure of the Mortgage Banking operation will assist in controlling expenses in 2003. Total non-interest expenses of the Mortgage Banking operation were $407,000 in 2002, compared to $331,000 in 2001 and $346,000 in 2000.

Maintain high credit quality.    Oversight of the Company’s lending portfolio has been performed by individuals with extensive experience in commercial lending, and who have been with the Company for a significant period of time. The President, Thomas E. Swanson, was hired as Sr. Vice President, Chief Credit Officer of the Company in 1992. In 1996, Mr. Swanson was promoted to President and Chief Executive Officer. Mr. Swanson has in excess of 30 years experience as a commercial lending officer. Donald W. Murray, Executive Vice President, Chief Credit Officer was originally hired as the Vice President, SBA Department Manager in 1994, and was promoted to Sr. Vice President, Sr. Credit Officer in 1996, and was subsequently promoted to Executive Vice President, Chief Credit Officer in January 2001. Mr. Murray has 17 years experience in commercial and SBA lending. Gary M. Youmans was hired in 1991 as Sr. Vice President from another bank that specialized in SBA lending to develop the Company’s SBA lending operation. In 1996 Mr. Youmans was promoted to Executive Vice President. In addition, the Company’s other non-SBA commercial lending officers have an average tenure with the Company of 5 years, and have experience in excess of 15 years on average in commercial lending. The Company’s consistent lending quality and underwriting expertise is the result of experienced lenders and sound underwriting practices. Net charge offs to average loans outstanding has averaged 0.14% for the five years ending December 31, 2002. For the year ended December 31, 2002, the net charge offs to average loans outstanding was 0.16%. Non-accrual loans to total loans have averaged 0.76% of total loans for the five years ending December 31, 2002. With the exception of December 31, 2000, when the Company had an unusually low delinquency ratio of only 0.02%, the ratio of non-accrual loans to total loans of 0.65% at December 31, 2002 is the lowest in five years.

Improve core deposit growth.    In 2000, Michael Patterson, Sr. Vice President, Chief Administrative Officer, was hired to oversee the retail banking side of the Company. Mr. Patterson, with 19 years experience as a regional retail banking manager for major bank’s and thrifts, brought new focus to both core deposit and fee generation in the deposit side of the Banking division. In addition, Mr. Patterson expanded the branch operation by adding two new branches in 2001, with an additional branch planned for 2003. As a result, transaction accounts (checking, savings and money market accounts) increased 10% to $139.4 million as of December 31, 2002, compared to $126.2 million as of December 31, 2001, and were $101.2 million as of December 31, 2000. In addition, customer service charges increased to $614,000 for the year ended December 31, 2002 compared to $533,000 for the year ended December 31, 2001 and $394,000 for the year ended December 31, 2000.

With the continued expansion of the retail banking operations, wholesale deposits as a percentage of total deposits are expected to continue to decline in 2003. Wholesale deposits decreased from $81.7 million as of December 31, 2001 to $63.7 million as of December 31, 2002. Since the Company will no longer need to compete for the higher volume and higher cost Certificates of Deposits (“CD”) required to support the rapid growth of the Company, the Company has been able to price its CD products more in line with the average price of the competition. This has contributed to the improved interest margin. This repricing coupled with more attention on core deposit growth is intended to continue to improve the net interest margin through lowering the cost of funds.

Market Area and Competition

The Company’s primary market area is San Diego County consisting of the communities of Bonsall/Fallbrook, Escondido, Vista, and the Inland Empire in the community of Temecula. In 2000, the most recent census information available, the populations of Bonsall/Fallbrook, Escondido, Temecula and Vista were approximately, 43,000, 134,000, 67,000 and 86,000, respectively. During that same year, the average household incomes for Bonsall/Fallbrook, Escondido, Temecula and Vista were $38,000, $43,000, $62,000 and $44,000, respectively. The combined population growth rate for the San Diego County and the Inland Empire was approximately 18% and 12% per annum, respectively.

The banking and financial services business in California generally, and in the Company’s primary market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. As a result of this consolidation, there were 19 community banks located in the Company’s primary market area as of December 31, 2002.

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

The financial services industry is undergoing rapid technological changes involving frequent introductions of new technology-driven products and services which have further increased competition. There can also be no assurance that these technological improvements, if made, will increase the Company’s operational efficiency or that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

There were approximately $4.1 billion in deposits in the Company’s primary market areas as of June 30, 2002, the most recent data available. At that time, the Company maintained five full service banking offices in Bonsall, Escondido, Fallbrook, Temecula and Vista, California. As of June 30, 2002, the Escondido Office deposit market share of the Escondido market was approximately 5%, the Fallbrook/Bonsall Offices deposit market share of the Fallbrook/Bonsall market was approximately 27%, the Temecula Office deposit market share of the Temecula market was approximately 7%, and the Vista Office was approximately 5%.

The Company is a “Preferred Lender” and has authority throughout the states of California, Arizona, Nevada and Oregon to originate SBA loans. For the SBA’s fiscal year ended September 30, 2002, $3.2 billion of SBA guaranteed loans were originated in the State of California, of which $63.2 million were originated by the Company. The Company’s typical small business customer is a small to mid-sized business with annual sales between $1 million and $10 million. See “GENERAL BUSINESS STRATEGY—DIVISIONS OF THE COMPANY—SBA DIVISION.”

Divisions of the Company

In order to better present and monitor the performance of the Company, management has separated the Company into two distinct divisions, Banking (including Mortgage Banking) and SBA. The separation of income and expenses, as well as assets and liabilities allows management and investors to better understand the performance of the Company.

Each Division has somewhat different ways of measuring performance. For example, the SBA Division is focused on annual production of SBA loans, while the Banking Division is focused on building more long term relationships, servicing the entire banking relationship of the customer. The Company’s SBA Division also operates in territories throughout the state of California, as well as Nevada, Oregon and Arizona, making it difficult to service the entire banking relationship of the customer.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the year ended December 31, 2000, the Banking Division had a pre-tax profit of $1.9 million, with net interest income of $9.7 million. Other operating income was $1.2 million, and other operating expenses were $8.1 million for the year ended December 31, 2000. Total assets of the Banking Division were $203.5 million as of December 31, 2000. For the year ended December 31, 2001, net interest income before provision for loan losses declined to $8.9 million as a result of the 4.75% decline in interest rates in 2001 and the corresponding margin compression. However, other operating income increased to $1.6 million for the year ended December 31, 2001, an increase of $401,000 over the year ended December 31, 2000. Due to the addition of two branches in 2001, operating expenses increased to $8.9 million for the year ended December 31, 2001. The decline in net interest income and the additional expense of the two new branches resulted in a decline in income before income taxes for the Banking Division to $488,000 for the year ended December 31, 2001. For the year ended December 31, 2002, the Banking Division had a pre-tax profit of $1.2 million, with net interest income of $12.6 million. Other operating income was $1.5 million, and other operating expenses were $11.9 million for the year ended December 31, 2002. The increase in income before income taxes of $744,000 in 2002 when compared with 2001 is due to the increase in the net interest income and decrease in provision for loan losses, partially offset by the increase in operating expenses. Net interest income increased due to higher volume of interest earning assets and lower cost of funds in 2002 when compared with 2001. Other operating expenses increased in 2002 as a result of the opening of the Corporate headquarters in March 2002, certain nonrecurring expenses incurred as a result of the relocation, and increased salaries and employee benefits as a result of increased performance based incentives and loan officer commissions, combined with additions to staff due to the expansion of the Company. Total assets of the Banking Division increased to $321.8 million as of December 31, 2002, compared to $270.2 million as of December 31, 2001. The Company added two branches during 2001, which, combined with normal expansion of the Company, resulted in the 19% increase in total assets of the Banking Division. The closure of the Mortgage Banking department in January 2003 is anticipated to have minimal impact on the Banking Division.

The rapidly falling interest rates in 2001 resulted in a rapid decline in the Company’s net interest margin. The Company’s assets adjust to changes in interest rates faster than its liabilities. With the constant declining interest rate environment experienced in 2001, the yield on interest earning assets declined rapidly, while the cost of liabilities decreased at a much slower pace. Certificates of Deposits have terms of 3 to 12 months, and therefore do not adjust as quickly as interest earning assets tied to the prime rate. In addition, 38% of the average deposits in 2001 were either non-interest bearing or had minimal interest paid (approximately 2.16% for interest bearing savings and checking accounts in 2001), and therefore resulted in minimal adjustments as interest rates have declined. As a result, the interest margin has declined from 5.20% in 2000 to 4.18% in 2001. The net interest margin improved in 2002 as a result of the increase in interest earning assets, combined with continued declines in the cost of deposits and an improvement in the net interest margin to 4.40%. The cost of interest bearing deposits declined 50 basis points to 4.35% in 2001 compared to 4.85% in 2000. The cost of interest bearing deposits declined 194 basis points to 2.41% in 2002 compared to 4.35% in 2001. Further declines in market rates would result in further margin shrinkage. However, a rising interest rate environment should have a positive impact on the net interest margin. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—INTEREST RATE SENSITIVITY.”

The following table shows the total assets and results of operations for the Banking Division as of and for the five years indicated.

	1998	1999	2000	2001	2002
	(dollars in thousands)
Interest income	$6,042	$9,174	$15,413	$17,183	$18,298
Interest expense	1,893	2,268	5,724	8,285	5,699

Net interest income before provision for loan losses	4,149	6,906	9,689	8,898	12,599
Provision for loan losses	538	385	917	1,099	962
Other operating income	2,214	2,353	1,151	1,552	1,529
Other operating expense	6,574	8,826	8,064	8,863	11,934

Income (loss) before income taxes	(749)	48	1,859	488	1,232
Income taxes	(309)	6	737	202	508

Net income (loss)	$(440)	$42	$1,122	$286	$724

Assets employed at year end	$95,036	$140,796	$203,543	$270,202	$321,772

SBA Division

The SBA Division performance is measured in terms of profitability, asset quality, asset size and loan production. The Company did not sell any SBA 7a loans in 2000 or the first half of 2001. Assets totaled $76.9 million for the SBA Division as of December 31, 2000. The Division had a loss of $206,000 before income taxes for the year ended December 31, 2000. Other operating income was $1.0 million for the year ended

December 31, 2000. Interest income before provision for loan losses was $1.7 million for the year ended December 31, 2000, and operating expenses totaled $2.9 million. Due to the retention of the SBA 7a loans during the first half of 2001, total assets increased to $100.0 million as of December 31, 2001. As a result, net interest income increased to $3.8 million for the year ended December 31, 2001, exceeding operating expenses of $3.5 million for the same period. Operating expenses increased when compared to the year ended December 31, 2000 due to the increase in SBA loan originations. Other operating income increased to $1.4 million for the year ended December 31, 2001 due to the increase in loan sales. Due to the retention of SBA loans and the resultant increase in net interest income, the SBA Division had a pretax profit of $1.4 million for the year ended December 31, 2001. As of December 31, 2002, total assets decreased to $93.9 million. As a result, interest income decreased to $3.5 million for the year ended December 31, 2002, and operating expenses were $4.0 million for the same period. Operating expenses increased when compared to the year ended December 31, 2001 due to the increase in SBA loan originations. Other operating income increased to $5.0 million for the year ended December 31, 2002 due to the increase in SBA loan sales. Due to the increased SBA loan sales and the resultant increase in other operating income, the SBA Division had a pretax profit of $3.9 million for the year ended December 31, 2002.

The Company sold 75% of its SBA loans originated in 2002, compared to 52% of SBA loans originated in 2001. The Company anticipates that it will decrease the percentage of SBA loans sold of those originated in 2003 to approximately 60%, which should result in a slight decrease in other operating income and a slight increase in net interest income due to the higher retention rate of loans originated.

The loan origination process is somewhat different from that of the Bank Division due to the fact that there are limitations as to structure and types of loans in order to meet the SBA guidelines. Since full banking relationships are difficult to develop on SBA loans outside of the Company’s retail banking operating areas, the Company has utilized wholesale certificates of deposit as a funding source for the SBA Division. Retail certificates of deposit are utilized as well, and as the Banking Division continues to expand the ultimate goal will be to reduce the use of wholesale deposits as a funding source. This should have the added effect of expanding the Company’s margin as interest rates stabilize. The SBA Division has not been affected as dramatically as the Banking Division by the 4.75% decline in interest rates in 2001. This is due to i) SBA 7a loans adjust on the first of each quarter to changes in rates for the prior quarter, rather than immediately, and ii) the use of certificates of deposit as its funding source. Although the certificates have terms ranging from 3 to 12 months, the rates offered on new and rollover certificates declined significantly over the two years ended December 31, 2002. The market rates for wholesale certificates of deposit also tend to move immediately as market rates change, as opposed to retail certificates of deposit, which tend to lag in terms of market rate changes.

The following chart illustrates the earnings, asset and loan origination growth of the SBA Division for each of the five years ended December 31, 2002.

	1998	1999	2000	2001	2002
	(dollars in thousands)
Interest income	$4,911	$3,651	$5,763	$8,022	$6,517
Interest expense	1,847	2,013	4,082	4,196	2,996

Net interest income before provision for loan losses	3,064	1,638	1,681	3,826	3,521
Provision for loan losses	—	—	48	371	599
Other operating income	1,663	3,223	1,027	1,394	4,972
Other operating expense	1,836	2,458	2,866	3,452	3,987

Income (loss) before income taxes	2,891	2,403	(206)	1,397	3,907
Income taxes	1,194	894	(85)	581	1,625

Net income (loss)	$1,697	$1,509	$(121)	$816	$2,282

Assets employed at year end	$41,187	$34,977	$76,915	$100,021	$93,926

Loans originated	$36,999	$38,452	$47,232	$54,487	$85,096
Loans sold	$25,308	$37,562	$4,542	$28,520	$64,773

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

Credit approval authority is segregated into three distinct levels, namely the Directors’ Loan Committee, Officers’ Loan Committee and the individual lending limits of loan officers. The limits for the various levels are determined by the Board of Directors and/or the President and reviewed periodically. The Directors’ Loan Committee consists of the President, who is the Chairman, and at least three outside directors of the Company. The committee meets at least once a month or more frequently as needed. The Officers’ Loan Committee consists of the President, Executive Vice President, the Chief Credit Officer/Executive Vice President, the Senior Vice President—Credit Administration, Vice President/SBA Manager and the First Vice President, Corporate lending. The committee is chaired by the Chief Credit Officer and meets twice a week or more frequently as needed.

The Board has established loan authority guidelines, which in general state that all loans to borrowing relationships where the aggregate amount of secured credit is $500,000 or more, or the aggregate amount of unsecured credit is $250,000 or more must be submitted to the Officers’ Loan Committee for approval. The President and Chief Credit Officer, together, may approve secured credits in an aggregate amount not to exceed $2,000,000, and may approve unsecured credits in an aggregate amount not to exceed $1,750,000. The Officers’ Loan Committee has authority to approve loans up to $3.5 million. The Directors’ Loan Committee approves all loans over $3.5 million, and reviews all secured loans originated of $500,000 or more and all other loans of $100,000 or more, as well as classification of assets, delinquencies and the current status of the loan portfolio. See “Concentrations of Credit”

If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. Generally, the borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Also, generally, title insurance endorsed to the Company is required on all first mortgage loans.

The Company maintains nine loan production offices located throughout the state of California. The loan production offices are typically staffed with a loan officer who prepares the loan applications and compiles the necessary information regarding the applicant. The completed loan file is then sent to the Company’s main office where the credit decision is made. The loan production offices not associated with the retail branches predominantly originate loans guaranteed by the SBA. The retail branches may include both SBA loan officers as well as non-SBA commercial loan officers.

SBA Lending Programs

The SBA lending programs are designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loan. The Company is a “Preferred Lender” with the SBA. As a “Preferred Lender,” the Company can approve a loan within the authority given it by the SBA without prior approval from the SBA. “Preferred Lenders” approve, package, fund and service SBA loans within a range of authority that is not available to other SBA lenders without the “Preferred Lender” designation. The Company has been a “Preferred Lender” since 1992 and has this authority throughout the states of California, Arizona, Oregon and Nevada.

The Company’s SBA loans fall into two categories, loans originated under the SBA’s 7a Program (“7a Loans”) and loans originated under the SBA’s 504 Program (“504 Loans”). Historically, 7a Loans have represented approximately 80% of the SBA Loans originated by the Company while 504 Loans have represented the balance. During the year ended December 31, 2002, 504 Loans constituted approximately 28% of all SBA loans originated. Of all SBA loans originated, approximately 98% are collateralized by commercial real estate, while the balance are commercial business loans generally for the purpose of funding working capital, equipment purchases and accounts receivable. See “Commercial Real Estate Lending” and “General Business Lending.”

Under the SBA’s 7a Program, loans in excess of $150,000 are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA documentation guidelines.

In general the Company’s policy permits SBA 7a Loans in amounts up to $1.33 million. Under certain circumstances when the borrowing needs exceed $1.33 million, the Company makes a SBA guaranteed second trust deed loan and a second financial institution makes a first trust deed loan. Loans collateralized by real estate have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively. The Company requires a 10% down payment on most 7a Loans, with a 15% to 20% down payment on loans collateralized by hotels, motels and service stations.

As part of its strategy to stabilize and enhance earnings, during 2000 and the first half of 2001 the Company retained the guaranteed portion of most of the SBA loans it originated. This assisted the SBA Division in developing interest income which would offset the Division’s operating expenses. The Company returned to selling SBA 7a loans in the latter half of 2001 in order to manage its balance sheet and capital levels. The Company sold 75% of the SBA loans originated in 2002, and anticipates selling up to 60% of SBA loans originated in 2003. While the reduction in sales will have a slightly negative impact on non-interest income, the growth in loans from the increased retention rate will result in a slightly increased net interest income. Funding for these loans has come from a mix of wholesale and retail deposit sources. Management’s goal is to match the interest rate sensitivity of these loans, which adjust on a quarterly basis, with deposits that also adjust or mature with approximately the same duration. The SBA loans generally have an interest rate of 1.5% to 2.75% over prime, while the wholesale 90 day CD rates are approximately 2.25% to 2.75% under prime.

The Company periodically sells the guaranteed and unguaranteed portions of SBA loans it originates. The Company retains the servicing on such loans. This strategy allows the Company to manage its capital levels and to ensure that funding is always available to meet the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7a Loans pays a premium to the Company which, generally, is between 6% and 10% of the guaranteed amount. The Company also receives a servicing fee equal to 1% to 2% of the amount sold in the secondary market. In the event that a 7a Loan goes into default within 270 days of its sale, or prepays within 90 days, the Company is required to repurchase the loan and refund the premium to the purchaser. In the past three years, the Company has repurchased 17 loans, however only 2 of these repurchased loans required refunds of premiums. No refunds were owed on the other 15 loans repurchased. A reserve has not been deemed necessary as the likelihood of a refund is considered remote.

Under the SBA’s 504 Program, the Company requires a 10% down payment. The Company then enters into a 50% first trust loan to the borrower and an interim 40% second trust loan. The first trust has a term of 20 years.

The second trust is for a term of 120 days. Within the 120 day period of entering into the loan, the second trust deed loans are refinanced by SBA certified development companies and used as collateral for SBA guaranteed debentures. For 504 construction loans, the 120 day period does not commence until the notice of completion is filed. The first trust deed loans may be pre-sold by the Company with no recourse, prior to releasing the funds to the purchaser. The Company retains no servicing on 504 Loans after they are sold.

In addition to SBA lending, the Company makes a limited number of building and industrial loans (“B&I Loans”) guaranteed by the Farmers Home Administration (“FmHA”). The FmHA guarantee program for B&I Loans generally provides for an 80% guarantee of the loan amount with no maximum loan amount limitations. This program is generally available for businesses located in rural market areas. There were no B&I Loans or FmHA Loans originated in 2002.

The Company’s SBA lending program and portions of its real estate lending are dependent on the continual funding and programs of certain federal agencies or quasi-government corporations including the SBA, the Federal Home Loan Mortgage Corporation (the “FHLMC”), and the Federal National Mortgage Association (the “FNMA”). The guaranteed portion of an SBA loan does not count towards the Company’s loans-to-one-borrower limitation which, at December 31, 2002 was $5.4 million.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on the Company’s business. For example, during late 2002 and early 2003 the maximum limit of individual 7a loans which the SBA would permit was substantially reduced to $500,000. This reduction in loan amount, which was in place for only a few months and which has now been removed, could have, had it remained in place for a longer period of time, had a negative impact on the Company’s business. Since the SBA Division of the Company constitutes a significant portion of the Company’s lending business, this dependence on this government program and its periodic uncertainty with availability and amounts of funding creates greater risk for the Company’s business than does other parts of its business.

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of the Company’s loan portfolio at the dates indicated:

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$16,408	4.75%	$15,332	4.97%	$11,024	4.46%	$6,064	4.16%	$7,510	6.67%
Aircraft loans	29,462	8.53%	23,929	7.76%	24,761	10.01%	17,113	11.75%	6,007	5.33%
Real estate:
Construction loans	67,445	19.53%	60,264	19.53%	51,700	20.90%	27,661	18.99%	21,046	18.68%
Secured by
One-to four-family	16,853	4.88%	11,358	3.68%	25,407	10.27%	21,601	14.83%	14,087	12.51%
Commercial	207,808	60.19%	189,395	61.38%	120,118	48.56%	61,263	42.04%	55,788	49.54%
Consumer:
Home equity lines of credit	3,394	0.98%	2,615	0.85%	2,912	1.18%	2,649	1.82%	2,033	1.80%
Other	3,928	1.14%	5,635	1.83%	11,417	4.62%	9,342	6.41%	6,166	5.47%

Total Gross loans outstanding	345,298	100.00%	308,528	100.00%	247,339	100.00%	145,693	100.00%	112,637	100.00%
Deferred loan fees and unamortized gains	(1,882)		(54)		86		(172)		(2,936)
Allowance for loan losses	(3,945)		(2,788)		(1,988)		(1,119)		(911)

Net loans	$339,471		$305,686		$245,437		$144,402		$108,790

Loan Maturity

The following table sets forth the contractual maturities of the Company’s gross loans at December 31, 2002.

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 Years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$7,029	$2,536	$3,867	$2,976	$16,408
Aircraft loans	763	58	349	28,292	29,462
Real estate:
Construction loans	64,948	2,497	—	—	67,445
Secured by one- to four-family residential properties	8,128	1,670	2,043	5,012	16,853
Secured by commercial properties	46,187	13,610	14,036	133,975	207,808
Consumer:
Home equity lines of credit	117	51	509	2,717	3,394
Other	981	1,474	1,178	295	3,928

Total Gross loans outstanding	$128,153	$21,896	$21,982	$173,267	$345,298

The following table sets forth, as of December 31, 2002, the dollar amounts of gross loans outstanding that are contractually due after December 31, 2003 and whether such loans have fixed or adjustable rates.

	Due after December 31, 2003
	Fixed	Adjustable	Total
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$1,591	$7,788	$9,379
Aircraft loans	9,271	19,428	28,699
Real estate:
Construction loans	312	2,185	2,497
Secured by one- to four-family residential properties	4,636	4,089	8,725
Secured by commercial properties	5,641	155,980	161,621
Consumer:
Home equity lines of credit	—	3,277	3,277
Other	2,947	—	2,947

Gross loans outstanding	$24,398	$192,747	$217,145

Loan Origination and Sale

The following table sets forth the Company’s loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Beginning balance	$305,686	$245,437	$144,402	$108,790	$73,968
Loans originated:
Commercial loans	24,756	21,393	28,134	25,292	12,298
Real estate:
Construction loans	100,841	94,418	76,176	56,151	39,677
One- to four-family	50,730	56,607	35,214	41,605	56,868
Commercial	129,754	90,617	78,388	57,787	44,996
Consumer	3,061	4,072	8,308	5,880	5,389

Total loans originated	309,142	267,107	226,220	186,715	159,228
Loans sold
Real estate:
Construction	464	3,093	—	—	—
One- to four-family	44,689	35,284	11,365	24,802	32,933
Commercial	64,773	28,520	4,542	37,562	25,308

Total loans sold	109,926	66,897	15,907	62,364	58,241
Less:
Principal repayments	168,417	140,781	110,129	86,437	66,686
Other net changes (1)	(2,986)	(820)	(851)	2,302	(521)

Total loans	$339,471	$305,686	$245,437	$144,402	$108,790

(1)	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Commercial Real Estate Lending

The Company focuses on originating loans secured by commercial real estate, such as retail centers, small office and light industrial buildings and other mixed use commercial properties. The Company will make loans secured by special purpose properties such as motels, and, from time-to-time, restaurants. Pursuant to the Company’s underwriting policies, commercial real estate loans, which are not SBA loans, may be made in amounts up to the lesser of 75% of the appraised value of the property or the sales price. These loans may be made with terms up to 10 years and are either adjustable rate loans or fixed with a maximum term of 5 years. The Company generally requires a minimum debt service ratio (the ratio of net earnings on a property to debt service) of 1.25 to 1 or more. In addition to commercial real estate lending, and to a much lesser extent, the Company originates loans secured by multi-family residential properties.

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

General business lending

The Company offers commercial business loans to businesses operating in the Company’s primary market area. The Company’s commercial business loans consist of lines of credit which require annual renewals, adjustable-rate loans with terms of five to seven years, and short term fixed-rate loans with terms of up to three years. Such loans are made up to $5.4 million, the Company’s loans-to-one-borrower limit at December 31, 2002. The Company will also enter into commercial loans in excess of $5.4 million but will participate out that portion in excess of its legal lending limit.

Aircraft lending

The Company’s commercial loan portfolio also includes loans secured by new and used aircraft. These loans range in size from $25,000 to $1,586,000, have 15 or 20 year terms and are offered at variable or fixed interest rates. The market for loans secured by used aircraft is dominated by a few larger financial institutions. Typically these loans have maturities of 15 to 20 years but are refinanced approximately every three to four years. Lenders rely on relationships with aircraft dealers to compete for aircraft loans. In April 1998, the Company hired a loan officer with 16 years experience in aircraft lending and relationships with several aircraft dealers.

Aircraft loan customers are generally professionals and other high net worth individuals. The primary consideration on a loan application for an aircraft loan is the credit worthiness of the borrower and ability to repay the loan amount. The Company’s loan officers consider the costs of tie down space or hanger rental, maintenance requirements and insurance coverage in assessing the cash flow analysis of the borrower as such expenses can be substantial. In addition to the credit worthiness of the borrower, the Company will review the wholesale value of the aircraft. For loans over $200,000, an appraisal is performed on the aircraft which provides both a wholesale value and a retail value of the aircraft. Generally speaking, the wholesale value approximates 70% of the retail value. The Company generally will finance up to the lesser of 85% of the purchase price or 100% of the wholesale value of the aircraft. As the purchase price of the aircraft increases, the down payment required increases. A title search is conducted on all aircraft loans. In addition, appropriate ground and air coverage insurance and title insurance must be obtained by the borrower. The term of the loans are generally no more than 20 years. At December 31, 2002, the Company had $29.5 million of aircraft loans in its commercial loan portfolio with an average size of $130,000. Aircraft loans are based on the ability of the borrower to repay the loan, and not necessarily on the cash flows generated from the use of the aircraft. Impairment is measured at the time of repossession based on an appraisal performed within 60 days of repossession, and any impairment is then charged to the allowance for loan losses. Subsequent to repossession, the Company periodically will re-evaluate the change in market value of the repossessed aircraft, with any losses being charged against the income of the Company.

Construction Lending

The Company originates construction loans on both one- to four-family residences and on commercial real estate properties. The Company originates two types of residential construction loans, consumer and builder. The Company originates consumer construction loans to build single family residences. The Company will originate builder construction loans to companies engaged in the business of constructing homes for resale. These loans may be for homes currently under contract for sale or homes built for speculative purposes to be marketed for sale during construction. For owner occupied single family residences, the borrower and the property must qualify for permanent financing. Prequalification for owner occupied single family residences is required. For commercial property, the borrower must qualify for permanent financing and the debt service coverage must be 1.25 to 1 or more. Qualification for commercial properties can be determined by the loan officer as part of the credit presentation. Absent such prequalification, a construction loan will not be approved by the Company. The Company originates land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. Construction loans are generally offered with terms up to twelve months.

Construction loans are generally made in amounts up to 75% of the value of the security property for “spec” single family residences and commercial properties and up to 80% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors. At December 31, 2002, the Company had construction loans, including land acquisition and development loans totaling $67.4 million or 20% of the Company’s total loan portfolio.

Construction loans are generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the security property’s value upon completion of construction as compared to the estimated costs of construction, including interest. Also, the Company assumes certain risks associated with the borrower’s ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, the Company may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment.

Consumer Lending

The Company’s portfolio of consumer loans primarily consists of adjustable-rate home equity lines of credit and installment loans secured by new or used automobiles and loans secured by deposit accounts. Unsecured consumer loans are made with a maximum term of three years and a maximum loan amount of $5,000. At December 31, 2002, consumer loans totaled $7.3 million.

As of December 31, 2002, home equity loans totaled $3.4 million, or 0.98% of the Company’s gross loan portfolio. The Company’s home equity loans are adjustable-rate and reprice with changes in the Wall Street Journal prime rate. Adjustable-rate home equity lines of credit are offered in amounts up to 75% of the appraised value. Home equity lines of credit are offered with terms up to ten years.

One- to Four-Family Residential Lending

Up until January 31, 2003, the Company offered adjustable-rate mortgage (“ARM”) loans secured by one- to four-family residences, substantially all of which are owner-occupied, with loan maturities of up to 30 years. The Company’s policy was to originate one- to four-family residential loans in amounts generally up to 80% of the lower of the appraised value or the selling price of the property securing the loan, although this percentage is generally lower and varies depending upon an internal credit rating of the proposed loan and borrower, which is based upon a credit scoring matrix.

The majority of the one- to four-family loans originated by the Company were originated to FNMA or FHLMC standards except in the case of certain loans, as to size. Such loans are entered into only when the Company has a firm commitment from a purchaser to acquire the loans prior to settlement. The loans are recorded on the Company’s books for a limited period of two to three days. The Company generally sells these loans into the secondary market without recourse, servicing released. Many of these mortgage loans are the result of earlier interim construction financing by the Company. The Company also originates a limited number of one-to four-family loans in its immediate market area which it retains in its portfolio.

The Company’s one- to four-family residential loan portfolio at December 31, 2002, was $16.9 million. As of December 31, 2002, the average loan size for one- to four-family residential loans was $286,000, the average maturity was 13 years, the average interest rate was 6.15%, and the average loan-to-value ratio was 57.9%. The

Company discontinued its mortgage banking operation as of January 31, 2003, and therefore the one- to four-family residential loan portfolio will decline from the December 31, 2002 level as the remaining loans are sold or paid in full.

Loan Servicing

Loans are serviced by the Company’s Note department except for loans secured by single family residences. The loan officer is responsible for the day to day relationship with the customer, unless the loan becomes delinquent, at which time the responsibilities are reassigned to credit administration. The Company outsources loan servicing on loans secured by first trust deeds on single family residences. Loan servicing is centralized at the Company’s corporate headquarters. As of December 31, 2002, the Company was servicing $117.2 million of loans originated by the Company but subsequently sold to other investors.

The Company’s loan servicing operations performed by the Note department are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into the Company’s data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments on loans. Regular loan service efforts include payment processing and collection notices, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens. When payments are not received by their contractual due date, collection efforts begin on the tenth day of delinquency with a telephone contact. If the borrower is non-responsive or the loan officer feels more stringent action may be required, the Chief Credit Officer is consulted. Notices of default are generally filed when the loan has become 30-90 days past due.

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

Under federal law, the Company’s ability to make aggregate loans-to-one-borrower is limited to 15% of unimpaired capital and surplus (as of December 31, 2002, this amount was $5.4 million) plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily-marketable collateral (defined to include only certain financial instruments and gold bullion).

Investment Activities

The investment policy of the Company, as established by the Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company’s lending activities. Specifically, the Company’s policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, that are investment grade. The Company’s policies provide the authority to invest in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. The Company’s policies provide that all investment purchases which individually exceed $2 million, or that are outside the policy guidelines, be approved by the Board of Directors or committee thereof. Purchases and sales under this limitation and within the guidelines of the policies may be done at the discretion of the President, the Chief Financial Officer or the Controller. At December 31, 2002, the Company had $21.3 million in U.S. Treasury and agency securities, federal funds sold of $9.7 million, trading securities of $16.1 million and had interest bearing deposits in financial institutions totaling $99,000.

The Company has invested in a limited partnership that was formed to develop and operate six properties with a total of 352 affordable housing units for lower income tenants throughout the state of California. The Company’s ownership in the limited partnership is 6.4%. The cost of the investment is being amortized on a level-yield method over the life of the related tax credits. The partnership must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnership ceases to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest.

The remaining federal tax credits to be utilized over a multiple-year period are $1.1 million as of December 31, 2002. The Company’s usage of tax credits approximated $5,000 during 2002. Investment amortization amounted to $11,000 for the year ended December 31, 2002.

The Company has an obligation to purchase $462,000 of additional interests in such investments, which is expected to be made in 2003. The balance of the investment as of December 31, 2002 was $527,000, net.

The following table sets forth the carrying values and estimated fair values of the Company’s held to maturity investment portfolio at the dates indicated.

	At December 31,
	2002		2001		2000
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value
	(dollars in thousands)
U.S. Government agency and other securities	$5,037	$5,191	$6,012	$6,160	$6,220	$6,253
Agency mortgage backed securities	14,921	15,089	3,031	3,007	—	—
SBA loan pools	1,348	1,351	1,583	1,582	599	612

Total Securities	$21,306	$21,631	$10,626	$10,749	$6,819	$6,865

The contractual maturities of securities held to maturity at December 31, 2002 were as follows:

	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
Year maturing	(dollars in thousands)
Due in one year or less	$1,498	$1,536	5.90%
Due greater than one year through five years	3,004	3,120	5.06%
Due greater than ten years*	535	535	2.46%

Subtotal U.S. Government agencies and other securities	5,037	5,191	5.03%
Mortgage backed securities due greater than five years through ten years	4,630	4,752	3.47%
Mortgage backed securities due greater than ten years	10,291	10,337	4.55%

Subtotal mortgage backed securities	14,921	15,089	4.22%
SBA loan pools due greater than ten years	1,348	1,351	3.04%

Total	$21,306	$21,631	4.40%

*Note:	Weighted Average Interest Rate is based on a tax equivalent yield.

Sources of Funds

General

Deposits, loan repayments and prepayments, proceeds from the sales of loans, cash flows generated from operations and Federal Reserve borrowings are the primary sources of the Company’s funds for use in lending, investing and for other general purposes.

Deposits

The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company’s deposits consist of checking accounts, money market accounts, passbook accounts and certificates of deposit. As of December 31, 2002, core deposits constituted 62.4% of total deposits. As of December 31, 2002, the average deposit account was $20,000. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company’s deposits are attracted primarily from individuals and small and medium-sized businesses.

The Company relies primarily on customer service, aggressive marketing and cross-selling to customers and prospects to attract and retain deposits. However, market interest rates and products, and rates offered by competing financial institutions significantly affect the Company’s ability to grow and retain deposits.

In order to develop interest income for the SBA Division, during 2000 and the first half of 2001 the Company began retaining the guaranteed portion of SBA loans until it met certain concentrations of SBA loans (See “BUSINESS—SBA DIVISION” and —“SBA LENDING PROGRAMS”). In order to fund these retained assets, the Company began a program of originating wholesale deposits. While the Company intends to continue funding these loans using wholesale sources of funds, it is management’s intent to expand its retail deposit base through the development of its existing five branch network, and will consider the acquisition of branches of other institutions and/or through the addition of de novo branches as opportunities present themselves, which is expected to reduce the reliance on wholesale deposits as a funding source. There is one additional branch planned for 2003.

The following table sets forth the distribution of the Company’s average deposit accounts for the periods indicated and the weighted average interest rates for each category of deposits presented:

	For the Year Ended December 31,
	2002			2001			2000
	Average Balance	Percent of Total Average Deposits	Average Rate	Average Balance	Percent of Total Average Deposits	Average Rate	Average Balance	Percent of Total Average Deposits	Average Rate
	(dollars in thousands)
MMDA and NOW accounts	$78,683	22.84%	1.01%	$66,961	22.96%	2.20%	$49,287	23.36%	2.28%
Savings accounts	13,521	3.92%	0.69%	11,330	3.88%	1.92%	11,621	5.51%	2.67%
Non-interest-bearing accounts	45,519	13.21%	0.00%	33,837	11.60%	0.00%	30,337	14.38%	0.00%
Time deposits less than $100,000	81,039	23.53%	2.94%	82,354	28.24%	5.06%	64,431	30.53%	6.25%
Time deposits of $100,000 or more	125,725	36.50%	3.13%	97,203	33.32%	5.52%	55,332	26.22%	5.97%

Total average deposits	$344,487	100.00%	2.09%	$291,685	100.00%	3.85%	$211,008	100.00%	4.15%

The following table represents the deposit activity of the Company for the periods indicated:

	For the Years Ended December 31,
	2002	2001	2000
	(dollars in thousands)
Net deposits	$22,869	$69,294	$87,828
Interest credited on deposit accounts	7,749	11,343	7,477

Total increase in deposits	$30,618	$80,637	$95,305

At December 31, 2002, the Company had $136.9 million in time deposits in amounts of $100,000 or more, consisting of 524 accounts, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$63,681	2.10%
Greater than Three Months to Six Months	32,414	2.55%
Greater than Six Months to Twelve Months	39,764	2.42%
Greater than Twelve Months	997	3.12%

Total	$136,856	2.31%

Employees

As of December 31, 2002 the Company had a total of 130 full-time employees and 32 part-time employees. The management of the Company believes that its employee relations are satisfactory.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation has been recently signed into law that, among other things, repeals the statutory restrictions on affiliations between commercial banks and securities firms. See “FINANCIAL MODERNIZATION LEGISLATION” and “SARBANES-OXLEY ACT OF 2002.”

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

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” as of December 31, 2002.

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

Premiums for Deposit Insurance

Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase. Due to continued growth in deposits and some recent bank failures, the bank insurance fund is nearing its minimum ratio of 1.25% on insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely that the FDIC will be required to assess premiums on all banks for the first time since 1996.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, (the “Exchange Act”). Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of some of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•	audit committees for all reporting companies and expansion of the power of the audit committee, including the requirements that the audit committee: (i) have direct control of the outside auditor; (ii) be able to hire and fire the auditor; and (iii) approve all non-audit services;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•	certification of financial statements by the chief executive officer and the chief financial officer;

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black out periods;

•	increased protection for whistleblowers and informants;

•	disclosure of off-balance sheet transactions;

•	expedited filing requirements for ownership reports by officers and directors;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	“real time” filing of periodic reports; and

•	various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002, and provisions which will become effective within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

The Company has implemented procedures to comply with the requirements for expanded disclosure of internal controls and the certification of financial statements. A significant portion of the remaining items in the new legislation will become effective during 2003. The Company is currently evaluating what impacts the new legislation and its implementing regulations will have upon its operations, including a likely increase in certain outside professional services.

Financial Services Modernization Legislation

General.    On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Financial Services Modernization Act (“CRA”) rating. The Financial Services Modernization Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. The Federal Reserve Board and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Financial Services Modernization Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks.

In addition, the Bank is subject to other provisions of the Financial Services Modernization Act, including those relating to CRA, privacy and safe-guarding confidential customer information, regardless of whether the Company elects to become a financial holding company or to conduct activities through a financial subsidiary of the Bank. The Company does not, however, currently intend to file notice with the Federal Reserve Board to become a financial holding company or to engage in expanded financial activities through a financial subsidiary of the Bank.

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

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Transactions between Affiliates

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.

Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and CRA activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

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

Changes in real estate values or the California economy could affect our operations.    A significant portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2002, real estate served as the principal source of collateral with respect to approximately 84.6 percent of the Company’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Company, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

Changes in internal and external operating environment could adversely affect the Company’s operating strategies.    From time to time, the Company develops long-term financial performance goals to guide and measure the success of our operating strategies. The Company can make no assurance that we will be successful in achieving these long-term goals or that our operating strategies will be successful. Achieving success in these areas is dependent on a number of factors, many of which are beyond the Company’s direct control. Factors that may adversely affect the Company’s ability to attain its long-term financial performance goals include:

•	Deterioration of asset quality;

•	Inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs;

•	Inability to increase non-interest income

•	Inability to decrease reliance on revenue generated from assets;

•	Ability to increase loan growth;

•	Ability to find acquisitions targets at valuation levels we find attractive;

•	Regulatory and other impediments associated with making acquisitions;

•	Deterioration in general economic conditions, especially in the Company’s core markets;

•	Decreases in the Company’s net interest margin;

•	Increases in competition

•	Adverse regulatory or legislative developments; and

•	Unexpected increase in costs related to acquisitions.

Rapid interest rate changes could adversely affect net interest income.    The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Company must pay on deposits and borrowings. The difference between the rates the Company receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Company’s current volume and mix of interest-bearing liabilities and interest-earning assets, the Company’s interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. The Federal Reserve Board’s decrease in rates during 2001 substantially impacted the Company’s interest rate spread, as such spread for 2001 declined to 4.17% from 5.24% for 2000. Due to the more stable interest rate environment in 2002 combined with the timing of the maturities of Certificates of Deposits, the net interest spread increased from 4.17% in 2001 to 4.41% in 2002. Although the Company believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on the Company’s and the Bank’s business, financial condition and results of operations.

Competition may adversely affect our performance.    The financial services business in the Company’s market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. The Company faces competition both in attracting deposits and in making loans. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides. Increasing levels of competition in the banking and financial services businesses may reduce the Company’s market share or cause the prices it charges for its services to fall. The Company’s results may differ in future periods depending on the nature or level of competition.

We are subject to government regulations that could limit or restrict our activities, which in turn could adversely impact our operations.    The Company and the Bank are subject to government regulation that could limit or restrict their activities, adversely affecting operations. The financial services industry is heavily regulated. Federal and state regulation is designed to protect the deposits of consumers, not to benefit shareholders. The regulations impose significant limitations on operations, and may be changed at any time to impose significant new limitations, possibly causing the Company’s results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve Board, significantly affects credit conditions for the Company.

In response to several well-publicized corporate and auditing scandals, the President signed the Sarbanes-Oxley Act into law on July 29, 2002. This act calls for increased federal regulation of the accounting profession and imposes new requirements upon boards of directors, audit committees and executive officers of public companies. These requirements will likely increase the accounting and legal costs of the Company. A number of the requirements of the Act are still subject to the finalization of administrative rule making by the SEC. As a public company whose securities on listed on the Nasdaq national market, the Company will be subject to all of these provisions of the Act and implementing regulations as well as additional corporate governance standards which Nasdaq has proposed for adoption.

If the federal government fails to maintain or fund the SBA lending program, it would have an adverse impact on our performance.    SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on the Company’s business. For example, during late 2002 and early 2003 the maximum limit of individual 7a loans which the SBA would permit was substantially reduced to $500,000. This reduction in loan amount, which was in place for only a few months and which has now been removed, could have, had it remained in place for a longer period of time, had a negative impact on the Company’s business. Since the SBA Division of the Company constitutes a significant portion of the Company’s lending business, this dependence on this government program and its periodic uncertainty with availability and amounts of funding creates greater risk for the Company’s business than does other parts of its business.

If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.    A significant number of the Company’s borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, resulting in losses for the Company. This risk increases when the economy is weak, as it has been recently. The Company has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the Company’s results of operations.

We are subject to risk in the normal course of operations, which could adversely impact our operations.    The Company is subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Company maintains a system of internal controls to mitigate against such occurrences and maintains insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by the Company’s internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s business, financial condition or results of operations.

Changes in the San Diego County’s economy could affect our earnings due to geographic concentration.    The Company’s operations are largely concentrated in San Diego County, California. As a result of this geographic concentration, the Company’s results depend largely upon economic and business conditions in this region. A deterioration in economic and business conditions in this market area could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for the Company’s products and services, which in turn may have a material adverse effect on the Company’s results of operations.

The effects of the war on terrorism could impact the economy, deposit levels, cash flows, and the overall environment in which we operate, which could in turn affect our earnings.    The terrorist attacks of September 11, 2001 and ensuing worldwide war on terrorism may lead to unexpected shifts in cash flows, deposit levels, and general economic activity. US banking agencies have warned of the possible impact of such events on the capital ratios of banks and bank holding companies.

The restrictions on the Bank subsidiary to pay dividends to the holding company could impact the holding company’s ability to meet its obligations.    As a holding company, a substantial portion of the Company’s cash flow typically comes from dividends from the Bank. Various statutory provisions restrict the amount of dividends the Bank can pay to the Company without regulatory approval.

ITEM 2.    PROPERTIES

The Company occupies a permanent 32,148 square foot headquarters facility located at 900 Canterbury Place, Escondido, California. The Escondido branch was relocated to this building at the same time and occupies approximates 4,510 square feet of this facility. The building replaced administrative office space located in Fallbrook, although the Company continues to maintain and operate the existing Fallbrook branch, as well as a loan production office near the branch. The Company relocated to this new facility in March 2002. As part of this process, the Company terminated its lease on 7,900 square feet of space located near the Fallbrook branch, as well as the Company’s original 1,770 square foot Escondido branch, which opened in April 2001, and the 3,637 square foot additional administrative space in Fallbrook. The Company has subleased approximately 5,076 square feet of the new facility to third party tenants. There were no lease termination penalties involved in the termination of the leases, as they were terminated at maturity.

The Fallbrook branch and former Company headquarters is located at 130 West Fallbrook Street, Fallbrook, California. The purchase price for this branch was approximately $550,000 for the land, building and improvements. The building has approximately 4,000 square feet. The Bank also leases approximately 1,300 square feet in a building across the parking lot from the branch to house a loan production office. The lease expires on March 31, 2007.

On March 24, 1997, the Bank relocated its Temecula branch office to 27541 Ynez Road, Temecula, California. The office contains approximately 6,338 square feet and is leased pursuant to a lease expiring in March 2007. On August 4, 1998, the Bank opened a branch office located at 1690 S. Melrose Drive, Vista, California. This office contains approximately 5,700 square feet and is leased pursuant to a lease expiring on June 3, 2008. On April 2, 2001, the Bank opened a branch office located at 1320 West Valley Parkway, Suite 306, Escondido, California. This office contained approximately 1,770 square feet and was leased pursuant to a lease that expired on April 30, 2002. As noted above, the Escondido office was relocated to the Corporate Headquarters facility in March 2002. On December 17, 2001, the Bank opened a branch office located at 5256 South Mission Road, Suite 1001, Bonsall, California. This office contains approximately 2,652 square feet and is leased pursuant to a lease expiring on December 31, 2006. The Bank also maintains loan production offices in leased premises at 1440 No. Harbor Blvd., Suite 800-38, Fullerton, California; 920 Hampshire Road, Suite A-11, Westlake Village, California; 1100 Melody Lane, Suite 216, Roseville, California; 17011 Beach Blvd., Suite 900, Huntington Beach, California and 811 No. Central Ave., Glendale, California. The Bank also leased some additional office space in Fallbrook to house administrative and lending personnel, which was terminated as of March 31, 2002. The branch offices and the additional offices are considered adequate for the Bank’s current needs. The Bank’s rental expense for 2002 was $862,000. See Note 13 of the Company’s financial statements included in Item 8 of this Report for certain additional information concerning the amount of the Bank’s lease commitments.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

The Company’s Common stock trades on the Nasdaq National Market under the symbol “CMBC”.

The information in the following table indicates for each quarterly period during the last two years the high and low closing sale prices of the Company’s common stock. Prices do not include retail mark-ups, markdowns or commission. The information has been adjusted to reflect the 5% stock dividends in the fourth quarters of 2001 and 2002.

Quarter Ended	Closing Prices
2001	Low	High
March 31	$6.122	$7.370
June 30	$5.723	$7.370
September 30	$5.669	$7.166
December 31	$5.370	$6.667

Quarter Ended	Closing Prices
2002	Low	High
March 31	$6.190	$7.619
June 30	$6.905	$7.857
September 30	$7.476	$9.190
December 31	$6.562	$8.343

Holders

As of February 14, 2003, there were approximately 364 shareholders of record of the Company’s common stock, and approximately 973 beneficial shareholders, including the shareholders of record. There are no other classes of common equity outstanding.

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

There were no cash dividends paid by the Company during 2002, 2001 or 2000.

The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 2000, which was paid on November 30, 2000. The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 2001, which was paid on November 30, 2001. The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 2002, which was paid on November 29, 2002. Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

On June 28, 2001, the Company entered into a loan agreement with Pacific Coast Bankers’ Bank pursuant to which the Company can borrow up to $2.0 million on a revolving line of credit. The Company borrowed $1.0 million on June 29, 2001, and the proceeds of such loan were invested by the Company in the Bank in the form of equity capital. On June 13, 2002, the Company borrowed and additional $1.0 million on the loan, bringing the outstanding balance to $2.0 million. The loan documents require the Company to obtain the prior consent of Pacific Coast Bankers’ Bank before paying any cash dividend.

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

ITEM 6.    SELECTED FINANCIAL DATA

Selected Consolidated Financial Data—Community Bancorp Inc.

	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Year Ended December 31:
Interest income	$24,815	$25,205	$21,176	$12,825	$10,953
Interest expense	8,695	12,481	9,806	4,281	3,740

Net interest income	16,120	12,724	11,370	8,544	7,213
Provision for loan losses	1,561	1,470	965	385	538

Net interest income after provision for loan losses	14,559	11,254	10,405	8,159	6,675
Other operating income	6,501	2,946	2,178	5,576	3,877
Other operating expense	15,921	12,315	10,930	11,284	8,410

Income before income taxes	5,139	1,885	1,653	2,451	2,142
Income taxes	2,133	783	652	900	885

Net income	$3,006	$1,102	$1,001	$1,551	$1,257

Per share:
Net income—basic	$0.86	$0.36	$0.36	$0.56	$0.46
Net income—diluted	$0.84	$0.35	$0.35	$0.55	$0.45
Weighted average shares for Basic E.P.S. calculation	3,491,028	3,041,191	2,809,670	2,779,609	2,745,379
Weighted average shares for Diluted E.P.S. calculation	3,599,086	3,122,974	2,861,683	2,842,589	2,821,891
Cash dividends	$—	$—	$—	$—	$0.10
Book value at year-end (adjusted for stock dividends)	$5.81	$4.75	$4.16	$3.86	$3.43
Ending shares (adjusted for stock dividends)	3,542,307	3,477,065	2,944,274	2,937,034	2,786,533
Period Averages:
Total Assets	$392,034	$322,753	$235,084	$152,798	$121,253
Total Loans	$324,627	$271,433	$197,938	$121,926	$92,312
Total Earning Assets	$366,330	$304,691	$218,593	$137,229	$110,385
Total Deposits	$344,487	$291,685	$211,008	$138,343	$110,380
Common Equity	$18,792	$14,143	$11,609	$10,126	$8,813
At December 31,
Cash and cash equivalents	$22,656	$38,946	$17,830	$15,376	$16,314
Investments and other securities	39,029	12,287	8,034	7,763	2,608
Loans, net of fees, costs and discounts	343,416	308,474	247,425	145,521	109,701
Allowance for loan losses	(3,945)	(2,788)	(1,988)	(1,119)	(911)
Other assets	14,542	13,304	9,395	8,440	8,592

Total Assets	$415,698	$370,223	$280,696	$175,981	$136,304

Non-interest bearing deposits	$51,438	$38,258	$33,326	$27,597	$20,407
Interest bearing deposits	312,514	295,076	219,371	129,795	102,869
Other borrowings	25,500	15,813	10,916	3,971	1,000
Reserve for losses on commitments to extend credit	174	285	238	208	81
Other liabilities	5,499	4,290	4,609	3,073	2,401
Shareholders’ equity	20,573	16,501	12,236	11,337	9,546

Total Liabilities and Shareholders’ equity	$415,698	$370,223	$280,696	$175,981	$136,304

Selected Consolidated Financial Data—Community Bancorp Inc. (continued)

	2002	2001	2000	1999	1998
	(In thousands)
Asset Quality
Non-accrual loans	$2,254	$3,174	$57	$1,809	$969
Troubled debt restructuring	—	—	—	—	723
Loans past due 90 days or more	—	29	—	—	—
Other real estate owned	—	1,900	—	—	203

Total non performing assets	$2,254	$5,103	$57	$1,809	$1,895

Memo: Government guaranteed portion of:
Non performing loans	$1,603	$2,063	$20	$1,395	$293
Total gross loans	$32,066	$48,598	$35,058	$5,952	$293
Financial Ratios
For the year:
Return on average assets	0.77%	0.34%	0.43%	1.02%	1.04%
Return on average equity	16.00%	7.79%	8.62%	15.32%	14.26%
Net interest margin	4.40%	4.18%	5.20%	6.23%	6.53%
Net loan losses to average loans	0.19%	0.23%	0.03%	0.04%	0.21%
Efficiency ratio	70.25%	78.59%	81.32%	77.35%	75.83%
At December 31:
Holding Company Equity to Assets	4.95%	4.46%	4.36%	6.44%	7.00%
Holding Company Regulatory Ratios
Equity to average assets (leverage ratio)	6.80%	6.18%	5.88%	6.67%	6.61%
Tier One capital to risk-adjusted assets	7.88%	7.65%	7.12%	7.78%	7.98%
Total capital to risk-adjusted assets	9.99%	10.30%	10.68%	8.71%	8.86%
Bank Subsidiary Regulatory Ratios
Equity to average assets (leverage ratio)	7.95%	7.94%	8.53%	8.50%	6.61%
Tier One capital to risk-adjusted assets	9.21%	9.82%	9.76%	9.94%	7.98%
Total capital to risk-adjusted assets	10.40%	10.89%	10.75%	10.87%	8.86%
Loan loss allowance to loans, gross	1.14%	0.90%	0.80%	0.77%	0.81%
Loan loss allowance to loans held for investment, net of government guarantees	1.53%	1.25%	1.00%	0.82%	0.86%
Loan loss allowance, including reserves for undisbursed loans, to loans, gross	1.19%	1.00%	0.90%	0.91%	0.88%
Non-accrual loans to total loans, gross	0.65%	1.03%	0.02%	1.24%	0.86%
Non performing assets to total assets	0.54%	1.38%	0.02%	1.03%	1.39%
Allowance for loan losses to non accrual loans	175%	88%	3488%	62%	94%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the terrorist attacks of September 11, 2001, the potential conflict in Iraq and their aftermath, and other factors referenced in this report, including in “ITEM 1. BUSINESS—FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS.” When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Company’s primary market area is northern San Diego County consisting of the communities of Bonsall/Fallbrook, Escondido, Vista, and southwestern Riverside County consisting of the community of Temecula. As of 2000, the most recent census data available, the populations of Bonsall/Fallbrook, Escondido, Temecula and Vista were approximately 43,000, 134,000, 67,000 and 86,000, respectively. The average household incomes for Bonsall/Fallbrook, Escondido, Temecula and Vista were approximately $38,000, $43,000, $62,000 and, $44,000, respectively, as of 2000. The population growth rate for the northern San Diego County and Southwestern Riverside Counties was approximately 18% and 12% per annum, respectively.

At December 31, 2002, the Company had total assets of $415.7 million, total loans, net, of $339.5 million and total deposits of $364.0 million.

Results of Operations

Net Income

Net income was $3.0 million for the year ended December 31, 2002 compared to $1.1 million and $1.0 million for the years ended December 31, 2001 and 2000, respectively. Basic earnings per share were $0.86, $0.36 and $0.36 for the years ended December 31, 2002, 2001 and 2000, respectively. Diluted earnings per share were $0.84, $0.35 and $0.35 for the years ended December 31, 2002, 2001 and 2000, respectively. Earnings per share for 2001 and 2000 have been adjusted for the effects of the stock dividends in 2002, 2001 and 2000.

The return on average equity (“ROAE”) was 16.00% for the year ended December 31, 2002 compared to 7.79% for the year ended December 31, 2001, and 8.62% for the year ended December 31, 2000. The increase in ROAE from 2001 to 2002 was due to the significant increase in net income noted above. The decrease in ROAE from 2000 to 2001 is a result of the $3.0 million in capital raised through the issuance of common stock in a private placement. The return on average assets (“ROAA”) for the year ended December 31, 2002 was 0.77% compared with 0.34% for the year ended December 31, 2001 and 0.43% for the year ended December 31, 2000. The increase in the ROAA from 2001 to 2002 was due to the substantial increase in other operating income combined with an improved net interest margin. The decrease in ROAA from 2000 to 2001 was due to the 32% growth in total assets in 2001. Earnings did not increase relative to asset growth in 2001 due to the decline in the net interest margin noted below.

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

Net interest income before provision for estimated loan losses for the year ended December 31, 2002 was $16.1 million compared to $12.7 million for the year ended December 31, 2001 and was $11.4 million for the year ended December 31, 2000. This increase in 2002 was primarily due to the increase in the average interest earning assets, combined with an increase in the net interest margin. Average interest earning assets were $366.6 million with a net interest margin of 4.40% for the year ended December 31, 2002 compared to $304.7 million with a net interest margin of 4.18% for the year ended December 31, 2001, and $218.6 million with a margin of 5.20% for the year ended December 31, 2000. The increase in net interest margin is the result of the decline in cost of liabilities in 2002 being greater than the decline in yield on interest earning assets. The yield on interest earning assets declined 1.50% to 6.77% for the year ended December 31, 2002, compared to 8.27% for the year ended December 31, 2001 and was 9.69% for the year ended December 31, 2000. The cost of liabilities declined 1.74% to 2.36% for the year ended December 31, 2002 compared to 4.10% for the year ended December 31, 2001 and was 4.45% for the year ended December 31, 2000.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and nonaccrual loans are included as interest bearing loans for the purpose of this table.

	For the Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$25,417	$1,226	4.82%	$7,937	$492	6.20%	$7,865	$455	5.79%
Fed funds sold	16,286	267	1.64%	25,321	900	3.55%	12,790	788	6.16%
Loans:
Commercial	137,495	9,373	6.82%	116,688	9,495	8.14%	84,445	8,316	9.85%
Real Estate	180,022	13,386	7.44%	147,160	13,676	9.29%	103,818	10,926	10.52%
Consumer	7,110	563	7.92%	7,585	642	8.46%	9,675	691	7.14%

Total loans	324,627	23,322	7.18%	271,433	23,813	8.77%	197,938	19,933	10.07%

Total earning assets	366,330	24,815	6.77%	304,691	25,205	8.27%	218,593	21,176	9.69%
Non earning assets	25,704			18,062			16,491

Total average assets	$392,034			$322,753			$235,084

Average liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing accounts	$92,204	890	0.97%	$78,291	1,689	2.16%	$60,908	1,434	2.35%
Time deposits	206,764	6,324	3.06%	179,557	9,539	5.31%	119,763	7,333	6.12%

Total interest bearing deposits	298,968	7,214	2.41%	257,848	11,228	4.35%	180,671	8,767	4.85%
Demand deposits	45,519	—	0.00%	33,837	—	0.00%	30,337	—	0.00%
Trust Preferred Securities	10,000	1,097	10.97%	10,000	1,112	11.12%	7,705	867	11.25%
Other borrowings	14,161	384	2.71%	2,567	141	5.49%	1,661	172	10.36%

Total interest bearing liabilities	368,648	8,695	2.36%	304,252	12,481	4.10%	220,374	9,806	4.45%
Accrued expenses and other liabilities	4,594			4,358			3,101
Net shareholders’ equity	18,792			14,143			11,609

Total average liabilities and shareholders’ equity	$392,034			$322,753			$235,084

Net interest spread			4.41%			4.17%			5.24%
Net interest income		$16,120			$12,724			$11,370

Net yield on interest-earning assets			4.40%			4.18%			5.20%

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

	For the Years Ended December 31,
	2002 vs. 2001			2001 vs. 2000
	Volume	Rate	Total	Volume	Rate	Total
	(dollars in thousands)
Earning assets:
Securities and time deposits at other banks	$1,084	$(350)	$734	$4	$33	$37
Federal funds sold	(321)	(312)	(633)	772	(660)	112
Loans:
Commercial	1,694	(1,816)	(122)	3,176	(1,997)	1,179
Real Estate	3,053	(3,343)	(290)	4,560	(1,810)	2,750
Consumer	(40)	(39)	(79)	(149)	100	(49)

Total loans	4,707	(5,198)	(491)	7,587	(3,707)	3,880

Total earning assets	5,470	(5,860)	(390)	8,363	(4,334)	4,029
Interest bearing liabilities:
Interest bearing deposits:
Savings and interest bearing accounts	301	(1,100)	(799)	409	(154)	255
Time deposits	1,445	(4,660)	(3,215)	3,659	(1,453)	2,206

Total interest bearing deposits	1,746	(5,760)	(4,014)	4,068	(1,607)	2,461
Trust Preferred Securities	868	(883)	(15)	868	(623)	245
Other borrowings	637	(394)	243	(97)	66	(31)

Total interest bearing liabilities	3,251	(7,037)	(3,786)	4,839	(2,164)	2,675

Change in net interest income	$2,219	$1,177	$3,396	$3,524	$(2,170)	$1,354

Interest Income

Interest income for the year ended December 31, 2002 decreased to $24.8 million, compared to $25.2 million for the year ended December 31, 2001 and was $21.2 million for the year ended December 31, 2000. This decrease was primarily due to the decrease in yield on interest earning assets, partially offset by an increase in the average balance of interest earning assets. The yield on interest earning assets decreased to 6.77% for the year ended December 31, 2002 compared to 8.27% for the year ended December 31, 2001 and was 9.69% for the year ended December 31, 2000. Average interest earning assets increased to $366.3 million for the year ended December 31, 2002 compared to $304.7 million for the year ended December 31, 2001, and were $218.6 million for the year ended December 31, 2000. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $180.0 million with a yield of 7.44% for the year ended December 31, 2002, compared to $147.2 million with a yield of 9.29% for the year ended December 31, 2001 and $103.8 million with a yield of 10.52% for the year ended December 31, 2000. The increase in the average balance of real estate loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan. The decline in yield on loans was due to the 4.75% decline in interest rates in 2001. Approximately 75% of the Company’s loans have a variable rate tied to prime, which reprice either daily or at the beginning of the subsequent quarter following a rate change.

Interest Expense

Interest expense for the year ended December 31, 2002 decreased to $8.7 million compared to $12.5 million for the year ended December 31, 2001, and was $9.8 million for the year ended December 31, 2000. The decrease was due to the 1.74% decrease in cost of liabilities, partially offset by an increase in average liabilities. Average interest-bearing liabilities increased to $366.6 million with a cost of 2.36% for the year ended December 31, 2002 from $304.3 million with a cost of 4.10% for the year ended December 31, 2001 and were $220.4 million with a cost of 4.45% for the year ended December 31, 2000. Average time deposits increased to $206.8 million with a cost of 3.06% for the year ended December 31, 2002 from $179.6 million with a cost of 5.31% for the year ended December 31, 2001, and were $119.8 million with a cost of 6.12% for the year ended December 31, 2000. The decrease in the average rate for 2002 when compared with 2001 is due to the 4.75% decline in the prime rate, and therefore market rates, during 2001, combined with the effects of the longer maturities in the time deposit portfolio. The average term of a time deposit at December 31, 2001 was ten months, and therefore, on average, it takes ten months for the portfolio to react to changes in interest rates. The interest rate changes in 2001 occurred throughout the entire year, and therefore most of the repricing in the time deposit portfolio did not occur until 2002. In addition, beginning in 2000, wholesale CDs were utilized to fund the SBA guaranteed portions of loans retained, as well as loans held for sale. Wholesale CDs increased to $81.7 million as of December 31, 2001 compared to $50.4 million as of December 31, 2000. As the retail banking operation has expanded with the addition of two branches in 2001, the Company’s reliance on wholesale deposits has diminished. Wholesale deposits decreased from $81.7 million as of December 31, 2001 to $63.7 million as of December 31, 2002. Further decreases in wholesale deposits are anticipated to occur as the retail banking operation expands through internal growth and the addition of a new branch office in 2003.

In March, 2000, the Company’s subsidiary, Community (CA) Capital Trust I, issued $10.0 million of 11.0% Fixed Rate Capital Trust Pass-through Securities (“TRUPS-Registered Trademark-”), with a liquidation value of $1,000 per share. The Company used the proceeds to pay off $3.2 million in borrowed funds, and contributed an additional $5.8 million to the Bank. In December 2002, the Company entered into an interest rate swap to hedge the $10.0 million of 11.0% fixed rate securities issued. The terms of the swap are identical to the trust, except for the fact that the Company receives from the counterparty a fixed rate of interest at 11% on a $10.0 million notional amount, and pays a variable rate of interest to the counterparty at a rate of 6 month Libor plus 5.455%. The two amounts are netted together on the payment dates with the net difference being paid either to the Company or the counterparty, as appropriate. The swap is being treated as a hedge for accounting purposes. While there was minimal impact to the interest expense in 2002, the Company expects, based on the current Libor rate of 1.34% as of February 21, 2003, to receive a significant credit against interest expense in 2003, assuming interest rates remain at current levels throughout the entire year. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— INTEREST RATE SENSITIVITY.”

The Company utilizes various credit lines and FHLB advances for liquidity purposes. The credit lines are priced at a margin over prime, while the FHLB advances are priced on a transaction by transaction basis. Average other borrowings increased to $14.2 million with a cost of 2.71% for the year ended December 31, 2002, from $2.6 million with a cost of 5.49% for the year ended December 31, 2001 and were $1.7 million with a cost of 10.36% for the year ended December 31, 2000. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LIQUIDITY AND— INTEREST RATE SENSITIVITY.”

Provision for Estimated Loan Losses

Due to the growth in loans and increase in net loans charged off, the provision for loan losses totaled $1.6 million for the year ended December 31, 2002, compared to $1.5 million for the year ended December 31, 2001 and was $965,000 for the year ended December 31, 2000. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LOANS.”

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised primarily of gains from the sale of loans, income for servicing SBA loans, service charges on deposit accounts, gains or losses on other repossessed assets, and other fee income. Other operating income was $6.5 million for the year ended December 31, 2002 compared to $3.0 million for the year ended December 31, 2001 and was $2.2 million for the year ended December 31, 2000. The increase in other operating income is the direct result of the increase in sales of SBA and mortgage loans.

During the year ended December 31, 2002 the Company originated $85.1 million in SBA loans compared to $54.5 million during the year ended December 31, 2001 and $47.2 million during the year ended December 31, 2000. The Company originated $49.2 million in mortgage loans during the year ended December 31, 2002 compared to $42.5 million during the year ended December 31, 2001 and $13.5 million during the year ended December 31, 2000. The Company sold approximately $64.8 million in SBA loans and $44.7 million in mortgage loans during the year ended December 31, 2002, compared to $28.5 million in SBA loans and $35.3 million in mortgage loans during the year ended December 31, 2001 and $4.5 million in SBA loans and $11.4 million in mortgage loans during the year ended December 31, 2000. The increase in origination and subsequent sale of SBA and mortgage loans is a direct result of the lower interest rates experienced in 2001, which significantly increased the demand for SBA financing and the amount of mortgage loan refinances during the year. The sales of SBA 7a, 504 and mortgage loans generated net gains on sale of approximately $4.4 million for the year ended December 31, 2002 compared to $1.1 million for the year ended December 31, 2001 and $162,000 for the year ended December 31, 2000. There were no sales of SBA 7a loans during 2000 or the first half of 2001. The increase in sales of SBA loans in 2001 is the result of the Company reaching its desired asset, liability and capital mix. The Company sold 75% of its SBA loan originations in 2002, compared to 52% of originations in 2001 and 10% of originations in 2000. The Company intends to sell up to 60% of its SBA originations in 2003, resulting in an anticipated decrease in gains on sale of loans. Furthermore, the Company has closed its mortgage banking operation effective January 31, 2003. The closure of the mortgage banking operation will have minimal effects on the gains on sale of loans. Mortgage gain on sale of loans totaled $233,000 in 2002, compared to $151,000 in 2001 and $73,000 in 2000.

Loan servicing fees, net, increased to $687,000 for the year ended December 31, 2002 compared to $129,000 for the year ended December 31, 2001 and $654,000 for the year ended December 31, 2000. The Company and the industry experienced a significant increase in prepayments during the year ended December 31, 2001, which resulted in a write downs of $249,000 of the servicing asset. Prepayment speeds on SBA loans decreased substantially in 2002 as interest rates stabilized, resulting in a recovery of $199,000 on the servicing asset in 2002. Servicing income is expected to increase as SBA loans are sold with servicing retained in the future. The Company measures its servicing asset and Interest Only (the “IO”) strips on a quarterly basis using industry prepayment speeds. The Company’s SBA servicing for others increased to $117.2 million as of December 31, 2002, compared to $69.6 million as of December 31, 2001 and $77.6 million as of December 31, 2000. The increase is due to the increased sales of SBA loans.

Customer service charges increased to $614,000 for the year ended December 31, 2002 compared to $533,000 and $394,000 for the years ended December 31, 2001 and 2000, respectively. Total deposits in transaction accounts, including demand, savings and money market accounts, increased to $139.4 million as of December 31, 2002 compared to $126.2 million and $101.2 million as of December 31, 2001 and 2000, respectively.

Other fee income totaled $832,000 for the year ended December 31, 2002 compared to $1.2 million for the year ended December 31, 2001 and $972,000 for the year ended December 31, 2000. The decrease is directly related to the decrease in other SBA non-guaranteed loan production and other loan fees. The largest component of other fee income is fees generated from the brokering of SBA related non-guaranteed loans, mortgage loan brokerage and other construction loan related fees. These fees vary based on demand for these types of loan products as well as the amount of new construction loans generated. Fees from brokering of non-guaranteed SBA related loans totaled $124,000 in 2002 compared to $375,000 in 2001 and $161,000 in 2000. Fees from brokering of mortgage loans totaled $139,000 in 2002, compared to $185,000 in 2001 and $145,000 in 2000. The closure of the Mortgage Banking operation will have minimal impact on other fee income. Other construction loan related fees totaled $266,000 in 2002 compared to $357,000 in 2001 and $128,000 in 2000. Brokering of non-guaranteed SBA related loans vary from year to year based on customer demand for the product. Other construction loan related fees decreased due to the reduction in non-owner-occupied construction loans, which in general have higher fees than owner-occupied construction loans during these periods.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, data processing, depreciation, marketing and promotions, professional services, director/officer/employee expenses, office expenses, ESOP loan expense and other expenses are the major categories of other operating expenses. Other operating expenses, including non-recurring expenses of $281,000, increased to $15.9 million for the year ended December 31, 2002 compared to $12.3 million and $10.9 million for the years ended December 31, 2001 and 2000, respectively.

As a percentage of average assets these expenses, including non-recurring expenses, increased to 4.06% for the year ended December 31, 2002 compared to 3.82% for the year ended December 31, 2001 but decreased from 4.65% for the year ended December 31, 2000 due to the increase in expenses as a result of the new Corporate headquarters and the December 2001 opening of the Bonsall branch, which had minimal impact on 2001 expenses. Salary and benefit expenses increased to $8.8 million for the year ended December 31, 2002 compared to $6.7 million for the year ended December 31, 2001, and $5.8 million for the year ended December 31, 2000. The salary and benefit expense increase can be attributed to the increased performance based incentives and loan officer commissions, as well as the opening of the Escondido and Bonsall Branches in April and December, 2001, respectively. As of December 31, 2002, the Company had 130 full time employees and 32 part time employees, compared to 111 full time employees and 28 part time employees as of December 31, 2001 and 111 full time employees and 15 part time employees as of December 31, 2000. Other recurring operating expenses were $6.8 million for the year ended December 31, 2002, compared to $5.6 million for the year ended December 31, 2001 and were $5.1 million for the year ended December 31, 2000. The largest increase in other recurring operating expenses was occupancy, which increased to $1.3 million for the year ended December 31, 2002 compared to $799,000 for the year ended December 31, 2001 and $755,000 for the year ended December 31, 2000. The Company opened its headquarters in Escondido, California, in March 2002, also relocating its Escondido branch to the same location. The Company reduced its leased space in Fallbrook, California. Also affecting 2002 when compared with 2001 was the opening of the Bonsall branch in December 2001, which had a minimal impact on 2001 expenses. Other operating expenses were $1.3 million, which included the cost of the refurbishment of a repossessed aircraft in 2002 totaling $136,000. There were no similar expenses in 2001 or 2000.

During 2002 the Company incurred other operating expenses of $1.3 million, which included a one time charge related to the relocation of the Company’s corporate headquarters, and is comprised of occupancy, $42,000, depreciation, $202,000 and other expenses, $37,000. Before this one time adjustment, other operating expenses were $1.0 million resulting in net income of $3.2 million, an increase of $2.1 million or 188% as compared to 2001. Excluding the adjustment, earnings per share, basic and diluted, were $0.91 and $0.88, respectively, as compared to $0.86 and $0.84, respectively.

The following table compares each of the components of other operating expenses for the years ended December 31, 2002, 2001 and 2000, respectively:

	For the years ended December 31,
	2002	2001	2000
	(dollars in thousands)
Other operating expenses:
Salaries and employee benefits	$8,794	$6,657	$5,841
Occupancy	1,337	799	755
Telephone	305	295	270
Premises and equipment	247	262	218
Data processing	625	546	446
Depreciation expense	989	637	526
Marketing and promotions	267	321	363
Professional services	1,077	762	687
Director, officer and employee expense	419	486	486
Office expenses	540	413	327
ESOP loan expense	—	153	205
Other expenses	1,321	997	810

Total other operating expenses	$15,921	$12,328	$10,934

Provision for Income Taxes

The effective income tax rate was 41.5% for the years ended December 31, 2002 and, 2001, and was 39.4% for the year ended December 31, 2000. Provisions for income taxes totaled $2.1 million, $783,000 and $652,000 for the years ended December 31, 2002, 2001 and 2000, respectively. See “FOOTNOTE 10 OF THE CONSOLIDATED FINANCIAL STATEMENTS.”

Financial Condition

General

As of December 31, 2002 total assets increased 12% to $415.7 million compared to $370.2 million as of December 31, 2001. Total gross loans increased to $345.3 million as of December 31, 2002, or 12%, compared to $308.5 million as of December 31, 2001.

Deposits grew 9% to $364.0 million as of December 31, 2002, compared to $333.3 million as of December 31, 2001. Federal funds sold decreased to $9.7 million as of December 31, 2002 compared to $28.1 million as of December 31, 2001. The decrease in federal funds sold is the result of a $16.1 investment in mutual funds classified as a trading security during 2002. The Company did not have any trading security investments as of December 31, 2001.

Shareholders’ equity increased to $20.6 million, or 25%, as of December 31, 2002 compared to $16.5 million as of December 31, 2001. In addition to retained earnings, the Company received $813,000 due to the sale of unallocated shares as a result of the termination of the Employee Stock Ownership Plan (“ESOP”), and received $255,000 as a result of the exercise of stock options. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CAPITAL.”

Investments

The Company’s investment portfolio consists primarily of US Treasury and agency securities, mortgage backed securities, SBA securities, mutual funds backed by agency and treasury securities, overnight investments in the Federal Funds market and certificates of deposit (“CDs”) with other financial institutions. As of December

31, 2002 and 2001, CDs with other financial institutions were $99,000 and $596,000, respectively, of which $500,000 as of December 31, 2001 was securing the ESOP loan from another California bank which was funding the Company’s ESOP. As of December 31, 2002 the Company held $5.0 million in US Government agency and other securities compared to $10.6 million as of December 31, 2001. Of these securities, $4.0 million were held as collateral for public funds, treasury, tax and loan deposits, and for other purposes at December 31, 2002. Average Federal Funds sold for the year ended December 31, 2002 was $16.3 million compared to $25.3 million for the year ended December 31, 2001.

The Company held $569,000 in Federal Reserve Bank stock as of December 31, 2002, compared to $515,000 as of December 31, 2001. The Company held $979,000 in Federal Home Loan Bank stock as of December 31, 2002, compared to $550,000 as of December 31, 2001. During 2002 the Company invested $16.1 million in a mutual fund whose primary investment is in adjustable agency mortgage backed securities. This investment is being held as a trading security. There were no investments in mutual funds or trading securities as of December 31, 2001.

The Company has invested in a limited partnership that was formed to develop and operate six properties with a total of 352 affordable housing units for lower income tenants throughout the state of California. The Company’s ownership in the limited partnership is 6.4%. The cost of the investment is being amortized on a level-yield method over the life of the related tax credits. The partnership must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnership ceases to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $1.1 million as of December 31, 2002. The Company’s usage of tax credits approximated $5,000 during 2002. Investment amortization amounted to $11,000 for the year ended December 31, 2002. The Company has an obligation to purchase $462,000 of additional interests in such investments, which is expected to be made in 2003. The balance of the investment as of December 31, 2002 was $527,000, net.

Loans

Loan balances, net of the allowance for loan losses, increased to $339.5 million as of December 31, 2002, compared to $305.7 million as of December 31, 2001. A healthy loan demand resulted in a 11.9% increase in construction lending, an 7.0% increase in commercial loans, a 9.7% increase in commercial and multi-family real estate lending and a 23.1% increase in aircraft loans outstanding. Mortgage loans outstanding increased from $11.4 million as of December 31, 2001 to $16.9 million as of December 31, 2002. In the future mortgage loans outstanding are expected to decline due to the closure of the Company’s mortgage division as of January 31, 2003. The mortgage division originated $50.7 million in loans in 2002, compared with $56.6 million in 2001 and $35.2 million in 2000. Sales of mortgage loans totaled $44.7 million in 2002, compared with $35.3 million in 2001 and $11.4 million in 2000. Total non-interest income from the mortgage division was $332,000 in 2002, compared with $296,000 in 2001 and $208,000 in 2000. Non-interest expenses for the mortgage division totaled $407,000 in 2002, compared with $331,000 in 2001 and $346,000 in 2000. The servicing portfolio, which consists primarily of SBA loans sold to other investors, being serviced by the Company was $117.2 million as of December 31, 2002 compared to $69.6 million as of December 31, 2001.

Non-performing Assets.    Non-performing assets consist of non-performing loans, Other Real Estate Owned (OREO) and other repossessed assets. Non-performing loans are those loans which have: (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under the Company’s asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on nonaccrual status. The Company did not have any Other Real Estate Owned at December 31 2002, 2001 or 2000. The other repossessed asset of $1.9 million at December 31, 2001 was the result of the repossession of an aircraft.

The following table sets forth the Company’s non-performing assets at the dates indicated:

	At December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Non-accrual loans	$2,254	$3,174	$57	$1,809	$969
Troubled debt restructurings	—	—	—	—	723
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	29	—	—	203

Total non-performing loans	2,254	3,203	57	1,809	1,895
Other repossessed assets	—	1,900	—	—	—

Total non-performing assets	$2,254	$5,103	$57	$1,809	$1,895

SUPPLEMENTAL DATA
Undisbursed portion of construction and other loans	$87,029	$63,867	$53,809	$46,744	$27,528
Government guaranteed portion of total loans	$32,066	$48,598	$35,058	$5,952	$293
Non-performing loans, net of government guarantees	$651	$1,140	$37	$414	$1,602
Allowance for loan losses	$3,945	$2,788	$1,988	$1,119	$911
Reserves for losses on commitments to extend credit	$174	$285	$238	$208	$81
Loan loss allowance to loans, gross	1.14%	0.90%	0.80%	0.77%	0.81%
Allowance for loan losses to non accrual loans	175.02%	87.84%	3487.72%	61.86%	94.01%
Allowance for loan losses, including reserves for losses on commitments to extend credit, to:
Total loans	1.19%	1.00%	0.90%	0.91%	0.88%
Total loans held for investment, net of government guarantees	1.59%	1.39%	1.12%	0.97%	0.94%
Non-performing loans	183%	96%	3905%	73%	52%
Non-performing loans, net of government guarantees	633%	270%	6016%	321%	62%
Non-performing assets	183%	60%	3905%	73%	52%
Total non-performing assets to total assets	0.54%	1.38%	0.02%	1.03%	1.39%
Total non-performing loans, net of government guarantees to total assets	0.16%	0.31%	0.01%	0.24%	1.18%
Total non-performing loans to total loans	0.65%	1.04%	0.02%	1.24%	1.68%
Total non-performing loans, net of government guarantees, to total loans	0.19%	0.37%	0.01%	0.28%	1.42%

Nonaccrual Loans.    Nonaccrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of December 31, 2002, 2001 and 2000, all impaired or nonaccrual loans were collateral-dependent. The Company places loans on nonaccrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. The Company had fourteen loans on nonaccrual status as of December 31, 2002, totaling $2,254,000. Of this total $1,603,000, or 71%, was guaranteed by the government. As of December 31, 2001, the Company had twelve loans on nonaccrual status, totaling $3,174,000. Of this total, $2,063,000, or 65%, was guaranteed by the government. As of December 31, 2000, the Company had five loans on nonaccrual status, totaling $57,000. Of this total, $20,000, or 35%, was guaranteed by the government. Interest income that would have been recorded on loans on nonaccrual status, under the original terms of such loans, would have totaled $174,000 for the year ended December 31, 2002, $165,000 for 2001 and $9,000 for 2000. In addition to the loans disclosed above as nonaccrual or restructured, management has also identified approximately $2.8 million in loans that, on the basis of information known to us, were judged to have a higher than normal risk of becoming non-performing. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or become other real estate owned or repossessed assets in the future.

Certain financial institutions have elected to use Special Purpose Vehicles (“SPV”) to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent company goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets. We do not use those vehicles, or any other accounting structures, to dispose of problem assets.

Classified Assets.    From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets (consisting of nonaccrual loans, loans graded as substandard or lower and REO) at December 31, 2002 and 2001 were $1.4 million and $3.5 million, respectively.

Risk Management.    The investment of the Company’s funds is primarily in loans where a greater degree of risk is normally assumed than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of the borrowers are an integral part in the maintenance of a high level of quality in the total assets of the Company. Net loan charge-offs for the year ended December 31, 2002 were $515,000, or 0.16% of average gross loans outstanding, compared to $623,000, or 0.23% of average gross loans outstanding, for the year ended December 31, 2001.

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

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the specific allowance is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. Loans are identified for specific allowances from information provided by several sources, including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records and industry reports. All loan types are subject to specific allowances once identified as an impaired or non-performing loan. Loans not subject to specific allowances are placed into pools by one of the following collateral types: Commercial Real Estate, One- to Four-Family Real Estate, Aircraft, Consumer Home Equity, Consumer Other, Construction and Other Commercial loans. All non-specific reserves are allocated to one of these categories. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents an analysis of the allowance for loan losses to the Company’s Board of Directors on a quarterly basis.

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

The following table sets forth information regarding the Bank’s allowance for loan losses at the dates and for the periods indicated:

	At or For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(dollars in thousands)
Balance at beginning of period	$2,788	$1,988	$1,119	$911	$566
Chargeoffs:
Real estate loans:
One- to four-family	—	—	—	—	85
Commercial	518	675	66	67	127
Consumer	13	12	72	5	4

Total chargeoffs	531	687	138	72	216
Recoveries:
Real estate loans:
One- to four-family	—	6	—	—	—
Commercial	5	54	53	21	9
Consumer	11	4	19	1	11

Total recoveries	16	64	72	22	20

Net chargeoffs	515	623	66	50	196
Reserve for losses on commitments to extend credit	111	(47)	(30)	(127)	3
Provision for loan losses	1,561	1,470	965	385	538

Balance at end of period	$3,945	$2,788	$1,988	$1,119	$911

Net charge offs to average loans	0.16%	0.23%	0.03%	0.04%	0.21%
Reserve for losses on commitments to extend credit	$174	$285	$238	$208	$81

As of December 31, 2002 the balance in the allowance for loan losses was $3.9 million compared to $2.8 million as of December 31, 2001. In addition, the reserve for losses on commitments to extend credit was decreased to $174,000 as of December 31, 2002, compared to $285,000 as of December 31, 2001. The balance of commitments to extend credit on undisbursed construction and other loans was $87.0 million as of December 31, 2002, compared to $63.9 million as of December 31, 2001. The reduction of the reserve for losses on commitments to extend credit was due to an internal evaluation of the credit risk of the underlying collateral, combined with a review of the historical losses incurred on the underlying collateral. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, the Director’s Loan Committee has established reserve levels for each category based upon loan type as well as market conditions for the underlying real estate and other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks, where it is probable that losses could be incurred in future periods. In general there are no reserves established for the government guaranteed portion of commitments to extend credit. As of December 31, 2002 the allowance was 1.14% of total gross loans compared to 0.90% as of December 31, 2001. Including the reserve for losses on commitments to extend credit, the allowance was 1.19% of total gross loans as of December 31, 2002, compared to 1.00% as of December 31, 2001. The allowance for loan losses as a percentage of nonaccrual loans was 175% as of December 31, 2002, compared to 88% as of December 31, 2001. The allowance for loan losses, including reserves for losses on commitments to extend credit, to non-performing loans, net of government guarantees was 633% as of December 31, 2002, compared to 270% as of December 31, 2001. The Company performs a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. During 1999 and 2000, net charge offs as a percent of average loans outstanding were only 0.04% and 0.03%, respectively. The low levels of net charge offs in 1999 and 2000 can be attributed to the strong economy in the Company’s primary market area, including the significant rise in real estate values across all collateral types. In 2001, net charge offs as a percent of average loans outstanding increased to 0.23%, therefore the eight quarter average increased accordingly, which, when combined with the growth in total loans outstanding, resulted in an increase in the level of reserves required from $2.0 million as of December 31, 2000 to $2.8 million as of December 31, 2001. In 2002, the net charge offs to average loans outstanding was 0.16%, and when combined with the average for 2001 of 0.23%, increased the eight quarter average over the eight quarter average as of December 31, 2001, which, combined with the growth in total loans outstanding, resulted in an increase in the level of reserves outstanding from $2.8 million as of December 31, 2001 to $3.9 million as of December 31, 2002. The Director’s Loan Committee has also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis, but it is probable that losses could be incurred in future periods. The Directors Loan Committee will consider trends in delinquencies and potential charge offs by loan type, market for underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

During the year ended December 31, 2002 management charged off $515,000 (net of recoveries) and provided $1.56 million to the provision for loan losses. During the year ended December 31, 2001 management charged off $623,000 (net of recoveries) to the allowance while it provided $1.47 million to the provision for loan losses. For the year ended December 31, 2002, net charge offs as a percentage of average loans outstanding was 0.16%, compared to 0.23% for the year ended December 31, 2001. Management believes the allowance at December 31, 2002 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. Although management believes that they use the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

Nonaccrual loans, net of the government guaranteed portion, decreased to $651,000 or 0.19% of total gross loans as of December 31, 2002 compared to $1.1 million or 0.37% of total gross loans as of December 31, 2001. As of December 31, 2002 and 2001, the Company had no Other Real Estate Owned properties. The other repossessed asset of $1.9 million as of December 31, 2001 is the result of the repossession of an aircraft.

The following table sets forth the Company’s percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At or For the Years Ended December 31,
	2002			2001			2000
	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial loans	$178	4.51%	4.79%	$103	3.69%	4.57%	$298	14.99%	5.86%
Aircraft loans	235	5.96%	8.53%	46	1.65%	7.76%	92	4.63%	10.03%
Real estate:
Construction loans	936	23.72%	22.28%	561	20.12%	21.55%	482	24.25%	18.00%
Secured by:
One- to four-family residential properties	178	4.51%	5.22%	95	3.41%	4.39%	88	4.43%	3.70%
Commercial properties	2,189	55.49%	56.41%	1,787	64.10%	58.15%	808	40.63%	58.28%
Consumer:
Home equity lines of credit	63	1.60%	1.06%	67	2.40%	0.90%	83	4.18%	1.28%
Other	166	4.21%	1.71%	129	4.63%	2.68%	137	6.89%	2.85%

Total allowance	$3,945	100.00%	100.00%	$2,788	100.00%	100.00%	$1,988	100.00%	100.00%

	At or For the Years Ended December 31,
	1999			1998
	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial loans	$67	5.99%	7.59%	$118	12.95%	12.00%
Aircraft loans	35	3.13%	11.30%	—	0.00%	0.00%
Real estate:
Construction loans	284	25.38%	17.28%	117	12.84%	18.68%
Secured by:
One- to four-family residential properties	143	12.78%	10.15%	157	17.23%	12.51%
Commercial properties	336	30.02%	47.75%	377	41.40%	49.54%
Consumer:
Home equity lines of credit	159	14.21%	1.83%	73	8.01%	1.80%
Other	95	8.49%	4.10%	69	7.57%	5.47%

Total allowance	$1,119	100.00%	100.00%	$911	100.00%	100.00%

Based on the recent history of charge offs in the Company’s aircraft and non-real estate secured commercial loan portfolios, the Company has allocated a higher percentage of its reserve for loan losses, increasing the percentage allocated from 1.65% as of December 31, 2001 to 5.96% as of December 31, 2002 for aircraft loans, and from 3.69% as of December 31, 2001 to 4.51% as of December 31, 2002 for commercial loans. Other changes are the result of relative changes in the size of the loan portfolios. As a result of past decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

Other Assets

Premises and equipment, other repossessed assets, accrued interest and other assets, income tax receivable, deferred tax asset, servicing asset, net and interest only strips, are the seven major components of other assets. Premises and equipment increased to $4.2 million, or 42.9% as of December 31, 2002 compared to $2.9 million as of December 31, 2001. The increase is due to opening of the new Corporate headquarters on March 2002.

Other repossessed assets totaled $1.9 million as of December 31, 2001 due to the repossession of an aircraft. The aircraft was subsequently sold during 2002 and there were no other repossessed assets as of December 31, 2002.

Accrued interest and other assets decreased from $5.6 million as of December 31, 2001 to $5.3 million as of December 31, 2002. The major component of accrued interest and other assets is interest accrued and not yet received on loans. The decrease in comparison with the increase in the interest earning assets is due to the decrease in yield on interest earning assets from 8.27% for the year ended December 31, 2001 to 6.77% for the year ended December 31, 2002.

Income tax receivable totaled $309,000 as of December 31, 2002. There were no income taxes receivable as of December 31, 2001.

The deferred tax asset increased to $1.7 million as of December 31, 2002 compared to $1.2 million as of December 31, 2001. The increase in the deferred tax asset is primarily related to additional allowances for loan losses and certain accrued expenses.

Servicing asset, net, increased to $2.6 million as of December 31, 2002, compared to $1.3 million as of December 31, 2001. The increase reflects the additions due to loan sales during the year ended December 31, 2002, net of the amortization of the servicing asset, combined with a $199,000 recovery of an impairment write down of $249,000 in 2001. The valuation of the servicing asset reflects estimates as to the expected life of the underlying loans which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them, which may result in higher prepayment rates. Management periodically evaluates the servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceeds their fair value. The weighted average prepayment speed was 7.22% as of December 31, 2002 compared to 13.53% as of December 31, 2001. See the footnotes to the financial statements, found elsewhere in this Report, for further information on servicing assets.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. Interest-only strips increased to $480,000 as of December 31, 2002, compared to $354,000 as of December 31, 2001. The increase is due to the increase in loans serviced for others as a result of the loan sales in 2002, combined with the effect of the change in market value caused by the reduction in average prepayment speeds. The weighted average prepayment speed was 7.22% as of December 31, 2002 compared to 13.53% as of December 31, 2001.

Deposits and Borrowings

Total deposits increased 9% to $364.0 million as of December 31, 2002 compared to $333.3 million as of December 31, 2001. The increase is due to a 19% increase in retail deposits as a result of the expansion of the retail banking operation in 2001, including the addition of two new branches. Total retail banking deposits increased to $300.3 million as of December 31, 2002 compared to $251.6 million as of December 31, 2001. Offsetting this increase was a 22% decrease in wholesale deposits to $63.7 million as of December 31, 2002, compared to $81.7 million as of December 31, 2001. As a result, interest bearing and non-interest bearing deposits increased to $312.5 million and $51.4 million, respectively, as of December 31, 2002 compared to $295.1 million and $38.3 million, respectively, as of December 31, 2001.

During the first quarter of 2000, the Company issued $10 million in Trust Preferred Securities, which are debt instruments that act as additional capital for regulatory purposes. The average balance outstanding for 2002 and 2001 was $10 million. In addition to the $3.2 million prepayment of a loan, $5.8 million of the proceeds were contributed as capital into the Bank subsidiary. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CAPITAL.”

During 2001, the Company borrowed $1.0 million from an unaffiliated lender to contribute to the equity capital of the Bank. An additional $1.0 million was borrowed during 2002 from the same unaffiliated lender to contribute to the equity capital of the Bank. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CAPITAL.”

Other borrowings totaled $15.5 million as of December 31, 2002, compared to $5.8 million as of December 31, 2001. The Company established a line of credit with the FHLB collateralized by loans and securities. Funds from the credit line were used to increase liquidity at the Company. In addition to the FHLB advances, other lines of credit are utilized to increase capital at the Bank and to fund the Company’s ESOP. The ESOP was terminated in 2002 and the borrowings of $813,000 were repaid at that time. See the footnotes to the financial statements, found elsewhere in this Report, for further information on borrowings.

Interest Rate Sensitivity

Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to “ITEM 1—BUSINESS—LENDING” and “ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FINANCIAL CONDITION—LOANS,” for a thorough discussion of the Company’s lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon the Company’s net interest income (“NII”). Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2002, 85.54% of the Company’s loan portfolio was tied to adjustable rate indices. The majority of the loans are tied to prime and reprice immediately. The exception is SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of December 31, 2002, 61.68% of the Company’s deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2002, 39.22% of the Company’s borrowings were fixed rate with a remaining term of 26 years. The Company entered into an interest rate swap in December 2002 which effectively changes this fixed rate liability to a variable rate liability with a six month adjustment period. The following Gap table reflects the affects of this interest rate swap.

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

Interest rate simulations provide the Company with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are normally subjected to up to 300 basis points in increases and decreases in interest rates in 50 basis point increments. However, under the current interest rate environment, decreases in interest rates have been simulated at 25, 50 and 100 basis points. Under each interest rate scenario, the Company projects its net interest income. From these results, the Company can then develop alternatives in dealing with the tolerance thresholds.

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

At December 31, 2002, 71.84% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms averaging eleven months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated six months at December 31, 2002. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before the Company’s customers no longer will maintain the deposit with the Company.

In addition to the Certificates of Deposits, the Company has $88.0 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of December 31, 2002, with rates being paid between 0.25% and 1.65%. Although the following table would indicate that declines in interest rates would result in a corresponding decline in the cost of deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before the Company’s customers no longer will maintain the deposit with the Company.

The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest bearing liabilities as of December 31, 2002. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

	Contractual Static GAP Position as of December 31, 2002
	0-3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$198,301	$3,404	$35,191	$57,567	$914	$295,377
Fixed rate loans, gross(2)	22,143	148	3,232	10,761	13,637	49,921
Investments:
Investment securities held-to-maturity	500	—	998	3,004	16,804	21,306
Federal funds sold	9,690	—	—	—	—	9,690
Trading securities	16,076					16,076
Other investments	1,459	—	99	—	569	2,127

Total interest sensitive assets	248,169	3,552	39,520	71,332	31,924	394,497

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	51,438	51,438
Interest bearing	175,201	57,678	74,305	5,330	—	312,514
Other Borrowings(1)	25,504	—	—	—	—	25,504

Total interest sensitive liabilities	$200,705	$57,678	$74,305	$5,330	$51,438	$389,456

GAP Analysis
Interest rate sensitivity gap	$47,464	$(54,126)	$(34,785)	$66,002	$(19,514)	$5,041
GAP as % of total interest sensitive assets	12.03%	-13.72%	-8.82%	16.73%	-4.95%	1.28%
Cumulative interest rate sensitivity gap	$47,464	$(6,662)	$(41,447)	$24,555	$5,041	$5,041
Cumulative gap as % of total interest sensitive assets	12.03%	-1.69%	-10.51%	6.22%	1.28%	1.28%

(1)	Other borrowings reflect the effects of the interest rate swap.

In December 2002, the Company entered into an interest rate swap transaction with an unaffiliated party. The terms of the swap are identical to the terms of the 11% Trust preferred securities outstanding with regards to maturity, payment dates, prepayment penalties and other terms. The swap agreement calls for the Company to receive fixed rate payments of 11.0% on a semiannual basis for a notional principal amount of $10.0 million. Per the terms of the agreement, the Company pays a rate of six month Libor plus 5.455%, adjusted semiannually. The six month Libor rate as of February 21, 2003 was 1.34%.

Static Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on net interest income. Static Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relation between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of the Company’s loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as non-interest-bearing demand deposits, in the static Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make the Company’s behavior more asset sensitive than is indicated in the static Gap analysis. Management expects to experience higher net interest income when rates rise, the opposite of what is indicated by the static Gap analysis.

The following table shows the effects of changes in projected net interest income for 2003 under the interest rate shock scenarios stated. The table was prepared as of December 31, 2002, at which time prime was 4.25%.

Changes in Rates		Projected Net Interest Income	Change from Base Case	% Change from Base Case
(dollars in thousands)
	+ 300 bp	$25,069	$4,005	19.01%
	+ 200 bp	$23,304	$2,240	10.63%
	+ 100 bp	$21,825	$761	3.61%
	0 bp	$21,064
-	25 bp	$20,849	$(215)	-1.02%
-	50 bp	$20,623	$(441)	-2.09%
-	100 bp	$20,169	$(895)	-4.25%

Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

Contractual Obligations and Commitments

At December 31, 2002, the Company had commitments to extend credit of approximately $33.3 million and obligations under letters of credit of $2.2 million, all of which expire within one year. Commitments to extend credit are agreements to lend to customers, provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Commitments are generally variable rate, and many of these commitments are expected to expire without being drawn upon. As such, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit underwriting policies in granting or accepting such commitments or contingent obligations as it does for on-balance-sheet instruments, which consist of evaluating customers’ creditworthiness individually.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the financial performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. When deemed necessary, the Company holds appropriate collateral supporting those commitments. Management does not anticipate any material losses as a result of these transactions.

As of December 31, 2002 aggregate minimum rental commitments for certain real property under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Sub-lease Income	Net Rental Commitments
	(dollars in thousands)
2003	$949	$106	$843
2004	1,147	64	1,083
2005	1,182	66	1,116
2006	1,215	68	1,147
2007	1,068	23	1,045
Thereafter	10,970	—	10,970

Total	$16,531	$327	$16,204

Liquidity

Liquidity management involves the Company’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings. The Company’s liquidity is actively managed on a daily basis and reviewed periodically by the Asset/Liability Committee and the Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet the needs of the Company, including adequate cash flow for off-balance sheet instruments.

The Company’s primary sources of liquidity are derived from financing activities which include the acceptance of customer and broker deposits, federal funds facilities, repurchase agreement facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading securities portfolio and sales and participation of eligible loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

The Company experienced net cash inflows of $4.6 million during the year ended December 31, 2002 and net cash outflows of $1.8 million during the year ended December 31, 2001 from operating activities. Net cash inflows from operating activities during 2002 were primarily from net income of the Company, accompanied by the net proceeds from the sale of loans held for sale which were greater than the origination of loans held for sale. During 2001 the net cash outflows were the result of the net proceeds from the origination of loans held for sale, which were greater than the proceeds from the sale of loans held for sale and partially offset by the net income for the year. Net cash outflows from investing activities totaled $62.3 million and $65.6 million during 2002 and 2001, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment and purchases of trading and held-to-maturity investment securities. These activities were partially offset by net proceeds from the maturities of investment securities held-to-maturity and sale of trading securities. The Company experienced net cash inflows from financing activities of $41.4 million during 2002 and $88.5 million during 2001, primarily due to the growth in deposits and advances from the FHLB. In addition, during 2001, the Company completed a private placement of common stock with net proceeds of $3.0 million.

As a means of augmenting its liquidity, the Company has established federal funds lines with a correspondent bank. At December 31, 2002, the Company’s available borrowing capacity includes approximately $5.0 million in federal funds line facilities, and $19.2 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At December 31, 2002, management was not aware of any information that was reasonably likely to have a material effect on the Company’s liquidity position.

The liquidity of the parent company, Community Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. For the year ended December 31, 2002, total dividends paid by the Bank to Community Bancorp Inc. totaled $900,000, compared with none during 2001. During 2001, the Company completed a private placement of common stock with net proceeds of $3.0 million. As of December 31, 2002, approximately $6.1 million of undivided profits of the Bank were available for dividends to the Company.

Capital

The Company’s capital increased 25% to $20.6 million as of December 31, 2002 compared to $16.5 million as of December 31, 2001. The Company’s equity to assets ratio was 4.95% and 4.46% at December 31, 2002 and 2001, respectively. In July 2001, the Company raised $3.0 million through a private placement of common stock. Also, in 1997, the Company implemented an Employee Stock Ownership Plan, funded with borrowings of $1,000,000 that year. In 2000, the loan was refinanced, with an additional $325,000 being advanced on the line during 2000 and another $50,000 in 2001. As of December 31, 2001 the indebtedness of the ESOP was $813,000. As of September 30, 2001, the Board of Directors elected to terminate the ESOP. In February of 2002, the unallocated shares of stock in the ESOP were sold, and the debt was paid in full. As a result, the capital of the Company increased by $813,000 in the first quarter of 2002. During the years ended December 31, 2002 and 2001, the Company repaid principal totaling $813,000 and $153,000, respectively.

The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 2000, which was issued on November 30, 2000. The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 2001, which was issued on November 30, 2001. The Company declared a five percent (5%) stock dividend to shareholders of record as of November 15, 2002, which was issued on November 29, 2002. Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

The Company’s strategic plan addresses the future capital needs of the Company. During March, 2000, the Company’s wholly owned subsidiary, Community (CA) Capital Trust I (the “Trust”), a Delaware business trust, issued $10.0 million of 11.0% Fixed Rate Capital Trust Pass-through Securities (“TRUPS-Registered Trademark”)(“Trust Preferred securities”), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the Trust Preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. The $10.0 million is shown as borrowings on the Company’s books.

On June 28, 2001, the Company entered into a loan agreement with Pacific Coast Bankers’ Bank pursuant to which the Company can borrow up to $2.0 million on a revolving line of credit. At December 31, 2002 and 2001, the outstanding balance on this line of credit was $2.0 million and $1.0 million, respectively. The proceeds of such loan were invested by the Company in the Bank in the form of equity capital. The loan provides for interest only payments until December 28, 2002, after which time the outstanding balance of the loan will begin amortizing over a five year period. The loan documents require the Company to obtain the prior consent of the lender before paying any cash dividend and before incurring additional indebtedness in excess of an additional $2.0 million outside the normal course of business.

At the end of 2002, all Bank capital ratios were above all current Federal capital guidelines for a “well-capitalized” bank. As of December 31, 2002 the Bank’s regulatory Total Capital to risk-weighted assets ratio was 10.40% compared to 10.89% as of December 31, 2001. The regulatory Tier 1 Capital to risk-weighted assets ratio was 9.20% as of December 31, 2002 compared to 9.82% as of December 31, 2001. The regulatory Tier 1 Capital to average assets ratio was 7.95% as of December 31, 2002 compared to 7.94% as of December 31, 2001.

As of December 31, 2002, the Company’s capital ratios were above all current Federal capital guidelines for capital adequacy purposes. As of December 31, 2002, the Company’s regulatory Total Capital to risk-weighted assets ratio was 9.99%, compared to 10.30% as of December 31, 2001. The regulatory Tier 1 Capital to risk-weighted assets ratio was 7.88% as of December 31, 2002, compared to 7.65% as of December 31, 2001, and the Tier 1 Capital to average assets ratio was 6.80% as of December 31, 2002, compared to 6.18% as of December 31, 2001.

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

In determining the appropriate level of the allowance for loan losses, the Board Loan Committee initially identifies all classified, restructured or non-performing loans and assesses each loan for impairment, as well as any government guarantees on these loans, which in general do not require an allowance for loan loss. Loans are considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. The Company measures an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.

After the specific allowances for loans are allocated, the remaining loans are pooled based on collateral type. A range of potential losses is determined using an eight quarter historical analysis by pool based on the relative carrying value at the time of charge off. In addition, the Board Loan Committee establishes reserve levels for each pool based upon loan type as well as market condition for the underlying collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks, where it is probable that losses could be incurred in future periods. In general there are no reserves established for the government guaranteed portion of loans outstanding. All non-specific reserves are allocated to each of these pools.

The reserve for losses on commitments to extend credit are determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. The Board Loan Committee also establishes a reserve for each pool based upon loan type as well as market conditions for the underlying real estate or other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks, where it is probable that losses could be incurred in future periods. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

•	Servicing assets and interest-only strips. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at December 31, 2002, the Company utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 12%. In estimating fair values at December 31, 2001, the Company utilized a weighted average prepayment assumption of approximately 13% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the years ended December 31, 2002, 2001 and 2000. At December 31, 2002 and 2001, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7% and 14%, respectively, and a discount rate of 12%.

Changes	in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•	Real Estate Owned and Other Repossessed Assets. Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. At December 31, 2001, the repossessed asset is an aircraft. Valuation of the aircraft was done using the collateral method based on a recent appraisal of the underlying collateral. There were no specific reserves on this asset as of December 31, 2001. There were no real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure or other repossessed assets as of December 31, 2002.

For further information on these and other significant accounting policies, see Note 1 to the Consolidated Financial Statements included in Item 8 of this Report.

Recent Accounting Developments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January

1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 141, Business Combinations, requires that all business combinations be accounted for by a single method—the purchase method. The provisions of this SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of the provisions of SFAS No. 141 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 143, Accounting for Asset Retirement Obligations, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has determined that this statement will not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144 is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company adopted the new standard as of October 1, 2002 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the year ended December 31, 2002.

In December 2002, SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, was issued and amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Certain information concerning market risk is contained in the notes to the financial statements which are included in Item 8 of this Report and in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included as Item 7 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	(dollars in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$21,504	$38,946
Restricted cash	1,152	$—
Interest bearing deposits in financial institutions	99	596
Investments
Trading securities, at fair value	16,076
Held-to-maturity, at amortized cost; estimated fair value of $21,631 (2002) and $10,749 (2001)	21,306	10,626
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	1,548	1,065
Loans held for investment	290,537	269,451
Less allowance for loan losses	(3,945)	(2,788)

Net loans held for investment	286,592	266,663
Loans held for sale	52,879	39,023
Premises and equipment, net	4,179	2,924
Other repossessed assets	—	1,900
Accrued interest and other assets	5,252	5,579
Income tax receivable	309	—
Deferred tax asset, net	1,705	1,240
Servicing assets, net	2,617	1,307
Interest-only strips, at fair value	480	354

Total assets	$414,546	$370,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Interest bearing	$312,514	$295,076
Non-interest bearing	51,438	38,258

Total deposits	363,952	333,334
Trust Preferred Securities	10,000	10,000
Other borrowings	15,500	5,813
Reserve for losses on commitments to extend credit	174	285
Accrued expenses and other liabilities	5,499	4,290

Total liabilities	395,125	353,722

Commitments and contingencies (Note 14)
Shareholders’ equity
Common stock, $ .625 par value; authorized 10,000,000 shares, issued and outstanding, 3,542,000 at December 31, 2002 and 3,311,000 at December 31, 2001	2,214	2,069
Additional paid-in capital	10,734	9,162
Unearned ESOP contribution	—	(668)
Retained earnings	7,625	5,938

Total shareholders’ equity	20,573	16,501

Total liabilities and shareholders’ equity	$415,698	$370,223

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(dollars in thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$23,322	$23,813	$19,933
Interest on cash equivalents	267	900	788
Interest on interest bearing deposits in financial institutions	6	31	47
Interest on trading securities	50	—	—
Interest on investment securities	1,170	461	408

Total interest income	24,815	25,205	21,176
Interest Expense:
Interest expense—deposits	7,214	11,228	8,767
Interest expense—other borrowed money	1,481	1,253	1,039

Total interest expense	8,695	12,481	9,806

Net interest income before provision for loan losses	16,120	12,724	11,370
Provision for loan losses	1,561	1,470	965

Net interest income after provision for loan losses	14,559	11,254	10,405
Other operating income:
Net gain on sale of loans	4,410	1,091	162
Loan servicing fees, net	687	129	654
Customer service charges	614	533	394
Gain/ (loss) on other repossessed assets	(42)	—	—
Other fee income	832	1,206	972

Total other operating income	6,501	2,959	2,182
Other operating expenses:
Salaries and employee benefits	8,794	6,657	5,841
Occupancy	1,337	799	755
Telephone	305	295	270
Premises and equipment	247	262	218
Data processing	625	546	446
Depreciation expense	989	637	526
Marketing and promotions	267	321	363
Professional services	1,077	762	687
Director, officer and employee expenses	419	486	486
Office expenses	540	413	327
ESOP loan expense	—	153	205
Other expenses	1,321	997	810

Total other operating expenses	15,921	12,328	10,934

Income before taxes	5,139	1,885	1,653
Income taxes	2,133	783	652

Net income	$3,006	$1,102	$1,001

Comprehensive income	$3,006	$1,102	$1,001

Basic earnings per share	$0.86	$0.36	$0.36

Diluted earnings per share	$0.84	$0.35	$0.35

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF

SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock		Additional Paid-In Capital	Unearned ESOP Contribution	Retained Earnings	Total
	Shares	Amount
	(dollars in thousands)
Balance at January 1, 2000	2,536,981	$1,585	$4,609	$(692)	$5,835	$11,337
Options exercised	7,397	5	20	—	—	25
Dividends paid (fractional shares only)					(1)	(1)
Stock dividend (5% of outstanding)	126,911	79	937	—	(1,016)	—
Unearned contributions to ESOP	—	—	—	(325)	—	(325)
Allocation of contributions to ESOP	—	—	(15)	220	—	205
Repurchase and cancellation of shares	(883)	—	—	—	(6)	(6)
Net income	—	—	—	—	1,001	1,001

Balance at December 31, 2000	2,670,406	1,669	5,551	(797)	5,813	12,236

Options exercised	10,144	6	29	—	—	35
Dividends paid (fractional shares only)					(1)	(1)
Stock dividend (5% of outstanding)	157,436	98	878	—	(976)	—
Unearned contributions to ESOP	—	—	—	(50)	—	(50)
Allocation of contributions to ESOP	—	—	(26)	179	—	153
Issuance of common stock, net of expenses of $111,000	473,504	296	2,730	—	—	3,026
Net income	—	—	—	—	1,102	1,102

Balance at December 31, 2001	3,311,490	2,069	9,162	(668)	5,938	16,501

Options exercised	63,941	40	215	—	—	255
Dividends paid (fractional shares only)					(2)	(2)
Stock dividend (5% of outstanding)	166,876	105	1,212	—	(1,317)	—
Sold unallocated ESOP shares	—	—	145	668	—	813
Net income	—	—	—	—	3,006	3,006

Balance at December 31, 2002	3,542,307	$2,214	$10,734	$—	$7,625	$20,573

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(dollars in thousands)
Cash flows from operating activities:
Net income	$3,006	$1,102	$1,001
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	793	632	526
Loss on disposal of premises and equipment	196	5	—
Provision for loan losses	1,561	1,470	965
Net accretion of discount on securities held-to-maturity	(120)	(122)	(7)
ESOP compensation	—	153	205
Net gain on sale of loans	(4,410)	(1,091)	(162)
Loss on sale of other repossessed assets	42	—	—
Deferred income taxes (benefit)	(465)	(568)	72
Change in value of interest-only strips	(68)	155	42
Capitalization of interest-only strips	(59)	—	—
Capitalization of servicing asset	(1,371)	(248)	—
Amortization of servicing asset	260	229	259
Change in valuation allowance for servicing asset	(199)	249	—
Unrealized gain on trading securities	(26)	—	—
Origination of loans held for sale	(110,249)	(70,588)	(26,030)
Proceeds from sale of loans held for sale	114,610	68,264	16,068
Increase (decrease) in reserve for losses on commitments to extend credit	(111)	47	30
Decrease (increase) in accrued interest and other assets	18	(1,215)	(1,407)
Increase (decrease) in accrued expenses and other liabilities	1,209	(319)	1,536

Net cash provided by (used in) operating activities	4,617	(1,845)	(6,902)

Cash flows from investing activities:
Origination of loans held for investment	(198,893)	(196,519)	(200,190)
Proceeds from principal paid on loans held for investment	163,488	136,315	108,248
Net change in interest bearing deposits in financial institutions	497	194	10
Purchase of trading securities	(27,050)	—	—
Sale of trading securities	11,000	—	—
Maturities of securities held-to-maturity	5,969	2,310	500
Purchases of securities held-to-maturity	(16,529)	(5,995)	(567)
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(1,386)	(950)	(172)
Sales of Federal Home Loan Bank stock	903	310	—
Proceeds from sale of other repossessed assets	1,966	—	—
Additions to premises and equipment	(2,243)	(1,248)	(447)

Net cash used in investing activities	(62,278)	(65,583)	(92,618)

(Continued)

See accompanying notes to consolidated financial statements.

	2002	2001	2000
	(dollars in thousands)
Cash flows from financing activities:
Net increase in deposits:
Interest bearing	$17,438	$75,705	$89,576
Non-interest bearing	13,180	4,932	5,729
Proceeds from exercise of stock options	255	35	25
Cash dividends paid	(2)	(1)	(1)
Repayment of borrowings	(813)	(153)	(3,380)
Proceeds from borrowings	10,500	5,000	10,025
Proceeds from sale of unallocated ESOP shares	813	—	—
Proceeds from stock offering, net of expenses	—	3,026	—

Net cash provided by financing activities	41,371	88,544	101,974

Net increase (decrease) in cash and cash equivalents	(16,290)	21,116	2,454
Cash and cash equivalents at beginning of year	38,946	17,830	15,376

Cash and cash equivalents at end of year	$22,656	$38,946	$17,830

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on time deposits	6,853	9,643	734
Interest on other borrowings	1,458	1,239	6,743
Total interest paid	$8,311	$10,882	$7,477

Income Taxes	$3,300	$1,140	$1,050

Supplemental disclosure of noncash investing activities:
Loans transferred to other repossessed assets	$108	$1,900	$—

Loans held for investment transferred to held for sale	$22,853	$35,674	$—

Supplemental disclosure of noncash financing activities:
Unearned contribution to ESOP	$—	$50	$325

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002

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

On July 27, 2001, the Company completed the private placement of 522,024 shares (adjusted for stock dividends) of common stock at an average price of $6.01 per share (adjusted for stock dividends) to certain “accredited investors” including certain directors and related interests. Gross proceeds were approximately $3,137,500.

Nature of Operations

The Company is headquartered in Escondido, California and operates additional branch offices in Bonsall, Fallbrook, Temecula and Vista, California. The Company’s primary sources of revenue are Small Business Administration (“SBA”), construction, and other real estate based loans to individuals and small to middle-market businesses.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and to general practices within the banking industry. The following is a description of the more significant policies.

Investment Securities

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security using the interest method. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of deferred taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined using the amortized cost of the specific securities sold. Securities to be purchased or sold on an regular basis are classified as trading securities and carried at fair value. Realized gains or losses are recorded through the statement of income as other fee income. Securities purchased in non-marketable securities are recorded at cost and assessed for impairment on a periodic basis.

The Company has invested in a limited partnership that was formed to develop and operate six properties with a total of 352 affordable housing units for lower income tenants throughout the state of California. The

Company’s ownership in the limited partnership is 6.4%. The cost of the investment is being amortized on a level-yield method over the life of the related tax credits. The partnership must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnership ceases to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $1.1 million as of December 31, 2002. The Company’s usage of tax credits approximated $5,000 during 2002. Investment amortization amounted to $11,000 for the year ended December 31, 2002.

The Company has an obligation to purchase $462,000 of additional interests in such investments, which is expected to be made in 2003. The balance of the investment as of December 31, 2002 was $527,000, net.

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

Loan Sales and Servicing

The Company originates loans to customers under a SBA program that generally provides for SBA guarantees of 70% to 90% of each loan. During 2000 and the first half of 2001, the Company retained both the guaranteed and unguaranteed portions of SBA 7a loans originated. During the latter half of 2001, the Company reached certain targets with regards to asset and liability mix and therefore began selling a portion of the SBA 7a loans originated. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at December 31, 2002, the Company utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 12%. In estimating fair values at December 31, 2001, the Company utilized a weighted average prepayment assumption of approximately 14% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the years ended December 31, 2002, 2001 and 2000. At December 31, 2002 and 2001, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7% and 14%, respectively, and a discount rate of 12%.

The principal balances of SBA loans serviced for others was $117,220,000, $69,602,000 and $77,580,000 at December 31, 2002, 2001 and 2000, respectively.

Other Repossessed Assets

Other repossessed assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. At December 31, 2001, the other repossessed asset is an aircraft. Valuation of the aircraft was based on a recent appraisal of the underlying collateral. There are no specific reserves on this asset as of December 31, 2001. There were no other repossessed assets acquired through foreclosure or deed-in-lieu of foreclosure or other repossessed assets as of December 31, 2002.

Allowance for Loan Losses

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit. The allowance is based upon a continuing review of the portfolio, past loan loss experience and current economic conditions, which may affect the borrowers’ ability to pay, guarantees by government agencies and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance. The Company also provides a reserve for losses on commitments to extend credit. The allowance for such commitments is recorded as a liability on the accompanying balance sheets and is determined based upon the historical loan loss experience of the underlying collateral.

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

In determining the appropriate level of the allowance for loan losses, the Board Loan Committee initially identifies all classified, restructured or non-performing loans and assesses each loan for impairment. Loans are considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. The Company measures an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.

After the specific allowances for loans are allocated, the remaining loans are pooled based on collateral type. A range of potential losses is determined using an eight quarter historical analysis by pool. In addition, the Board Loan Committee establishes a minimum amount of reserves for each pool, which is utilized if there have been minimal or no losses within each of the pools. All non-specific reserves are allocated to each of these pools.

The reserve for losses on commitments to extend credit are determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. The Board Loan Committee also establishes a minimum amount of reserves for each pool, which is utilized if there have been minimal or no losses within each of the pools.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operating expense using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Leasehold improvements are capitalized and amortized on a straight-line basis over the terms of the leases or the estimated useful lives of the improvements, whichever is less. Buildings are depreciated straight-line over 40 years. Expenditures for maintenance and repairs are charged to expense as incurred.

Derivatives and Hedging Activity

The Company may use derivative financial instruments to manage its exposure arising from changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. Under these standards, the Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in those fair values are accounted for depending on the use of the derivative and whether or not it qualifies for hedge accounting. The interest rate swap agreement was classified as a fair value hedge of the trust preferred securities; consequently, the changes in the fair value of the interest rate swap recognized in earnings are offset by recognizing changes in the fair value of the hedged trust preferred securities. As the hedging relationship met certain conditions provided for in SFAS No. 133, the Company assumes no ineffectiveness in the hedging relationship. The adoption of SFAS No. 133 did not have a significant impact on the Company’s consolidated financial statements in 2002.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents include cash, due from banks, federal funds sold and liquid investments with original maturities of three months or less. At December 31, 2002 and 2001, cash and cash equivalents included federal funds sold of $9,690,000 and $28,090,000, respectively.

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

Stock Option Plans

The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
Net income, as reported	$3,006,000	$1,102,000	$1,001,000
Deduct: Total stock-based employee compensation expense determined under the intrinsic value based method for all awards, net of related tax effects	(236,000)	(225,000)	(240,000)

Proforma net income	$2,770,000	$877,000	$761,000

Basic income per share, as reported	$0.86	$0.36	$0.36
Proforma basic income per share	$0.79	$0.29	$0.27
Diluted income per share, as reported	$0.84	$0.35	$0.35
Proforma diluted income per share	$0.77	$0.28	$0.27

Recent Accounting Developments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after

December 15, 2000. The adoption of SFAS No. 140 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS No. 141, Business Combinations, requires that all business combinations be accounted for by a single method—the purchase method. The provisions of this SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of the provisions of SFAS No. 141 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that, upon its adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 143, Accounting for Asset Retirement Obligations, requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has determined that this statement will not have a material impact on the Company’s financial condition, results of operations or cash flows.

SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which provides guidance on the accounting for the acquisition of a financial institution. This statement requires that the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142. Thus, the specialized accounting guidance in paragraph 5 of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002. If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of the statement. Financial institutions meeting conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements. Additionally, the scope of SFAS No. 144 is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The Company adopted the new standard as of October 1, 2002 and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows for the year ended December 31, 2002.

In December 2002, SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, was issued and amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not determined whether it will adopt the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows. The Company has standby letters of credit totaling approximately $2.2 million as of December 31, 2002.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe the adoption of such interpretation will have a material impact on its results of operations, financial position or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2.    Federal Reserve Bank and Federal Home Loan Bank Stocks:

As of December 31, 2002 and 2001, the Company had Federal Reserve Bank stock in the amount of $569,000 and $515,000, respectively. As of December 31, 2002 and 2001, the Company had Federal Home Loan Bank stock in the amount of $979,200 and $550,000, respectively.

3.    Investment Securities:

The Company held $569,000 in Federal Reserve Bank stock as of December 31, 2002, compared to $515,000 as of December 31, 2001. The Company held $979,000 in Federal Home Loan Bank stock as of December 31, 2002, compared to $550,000 as of December 31, 2001.

In 2002, the Company purchased investments in a mutual fund whose primary investment is in adjustable agency mortgage backed securities. At December 31, 2002, the Company had $16.1 million in such investment. This investment is being held as a trading security. There were no investments in mutual funds or trading securities as of December 31, 2001.

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities held-to-maturity as of December 31, 2002 and 2001 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
2002
US Government agency and other securities	$5,037	$154	$—	$5,191
Agency mortgage backed securities	14,921	168	—	15,089
SBA loan pools	1,348	3	—	1,351

Total	$21,306	$325	$—	$21,631

2001
US Government agency and other securities	$6,012	$152	$(4)	$6,160
Agency mortgage backed securities	3,031	8	(32)	3,007
SBA loan pools	1,583	—	(1)	1,582

Total	$10,626	$160	$(37)	$10,749

The scheduled maturities of investment securities held-to-maturity as of December 31, 2002 were as follows:

	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
	(dollars in thousands)
Year maturing
Due in one year or less	$1,498	$1,536	5.90%
Due greater than one year through five years	3,004	3,120	5.06%
Due greater than ten years*	535	535	2.46%

Subtotal U.S. Government agencies and other securities	5,037	5,191	5.03%
Mortgage backed securities due greater than five years through ten years	4,630	4,752	3.47%
Mortgage backed securities due greater than ten years	10,291	10,337	4.55%

Subtotal mortgage backed securities	14,921	15,089	4.22%
SBA loan pools due greater than ten years	1,348	1,351	3.04%

Total	$21,306	$21,631	4.40%

*Note:	weighted average interest rate is based on a tax equivalent yield.

As of December 31, 2002, the Bank had pledged $8.0 million of its securities for public deposits and other purposes.

4.    Loans Held for Investment and Held for Sale and Related Allowance for Loan Losses:

A summary of loans as of December 31 is as follows:

	2002			2001
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Construction loans	$—	$67,445	$67,445	$—	$60,264	$60,264
Real estate one- to four-family	3,219	13,634	16,853	3,724	7,634	11,358
Real estate commercial and multi-family	49,619	158,189	207,808	35,138	154,257	189,395
Consumer home equity lines of credit	—	3,394	3,394	—	2,615	2,615
Other consumer	—	3,928	3,928	—	5,635	5,635
Commercial	—	16,408	16,408	—	15,332	15,332
Aircraft	—	29,462	29,462	—	23,929	23,929

Total gross loans	52,838	292,460	345,298	38,862	269,666	308,528
Deferred loan origination costs (fees)	195	(557)	(362)	223	394	617
Discount on unguaranteed portion of SBA loans retained	(154)	(1,366)	(1,520)	(62)	(609)	(671)
Allowance for loan losses	—	(3,945)	(3,945)	—	(2,788)	(2,788)

Net loans	$52,879	$286,592	$339,471	$39,023	$266,663	$305,686

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

As of December 31, 2002 and 2001, the Company had commitments to extend credit on construction and other loans of $85.4 million and $63.9 million, respectively.

The maturity distribution of the loan portfolio as of December 31, 2002 is as follows:

	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Less than one year	$5,162	$122,991	$128,153
One to five years	807	43,071	43,878
After five years	46,869	126,398	173,267

Total gross loans	$52,838	$292,460	$345,298

The interest rate sensitivity of the loan portfolio as of December 31, 2002 is as follows:

	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Fixed rate loans	$13,650	$36,271	$49,921
Variable rate loans	39,188	256,189	295,377

Total gross loans	$52,838	$292,460	$345,298

As of December 31, 2002 and 2001, the government guaranteed portion of total gross loans was $32.1 million and $48.6 million, respectively.

As of December 31, 2002, the loans to one borrower limit was $5.4 million.

A summary of the activity in the allowance for loan losses on loans held for investment, which includes provisions for impaired loans, is as follows:

	2002	2001	2000
	(dollars in thousands)
Balance, beginning of year	$2,788	$1,988	$1,119
Provision for loan losses	1,561	1,470	965
Losses charged off	(531)	(687)	(138)
Recoveries	16	64	72
Less: Provision for losses on commitments to extend credit	111	(47)	(30)

Allowance for losses on loans outstanding	$3,945	$2,788	$1,988

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

In determining the appropriate level of the allowance for loan losses, the Board Loan Committee, as part of the Company’s normal internal asset review process, initially identifies all classified, restructured or non-performing loans and assesses each loan for impairment. The Company evaluates all loans in its portfolio on an individual basis with the exception of one- to four-family residential mortgage loans and consumer loans, which are evaluated on a collective basis. Loans are considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. Loans greater than 90 days delinquent are not necessarily considered impaired unless other factors apply to the loans, such as knowledge that the collection of the loan will only come from the collateral and that collateral is known to have deteriorated. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. Where impairment is considered permanent, a charge off is recorded. The Company measures an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

After the specific allowances for loans are allocated, the remaining loans are pooled based on collateral type. A range of potential losses is determined using an eight quarter historical analysis by pool, based on charge offs relative to the carrying value of each pool. In addition, the Board Loan Committee establishes reserves for each pool based on loan type, market condition for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding. All non-specific reserves are allocated to each of these pools.

The reserve for losses on commitments to extend credit are determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. The Board Loan Committee also establishes reserves for each pool based on loan type, market condition for the underlying real estate or other collateral, trends in industry types, economic changes and other risks .

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

The provision for losses on commitments to extend credit is primarily related to undisbursed funds on construction loans. The Company evaluates credit risk associated with the commitments to extend credit at the same time it evaluates credit risk associated with the loan portfolio. However, the allowances necessary for the commitments is reported separately in liabilities in the accompanying consolidated balance sheets, and not as part of the allowance for loan losses, as presented above. The reserve for losses on commitments to extend credit was $174,000 and $285,000 at December 31, 2002 and 2001, respectively.

Loans with principal balances of $2,254,000 ($1,603,000 guaranteed by the SBA), $3,174,000 ($2,063,000 guaranteed by the SBA), and $57,000 ($20,000 guaranteed by the SBA) were on nonaccrual status as of December 31, 2002, 2001, and 2000, respectively. Additional interest income of $174,000, $165,000, and $9,000 would have been recorded for the years ended December 31, 2002, 2001, and 2000, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $11,000, $300,000, and $53,000 was recorded on loans subsequently transferred to nonaccrual status for the years ended December 31, 2002, 2001, and 2000, respectively.

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

The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 2002 and 2001:

	2002		2001
	Impaired Loans	Impairment Allowance	Impaired Loans	Impairment Allowance
	(dollars in thousands)
Commercial	$23	$23	$16	$16
SBA	2,216	544	3,129	983
Consumer	15	6	29	29

Total impaired loans	$2,254	$573	$3,174	$1,028

Based on the Company’s evaluation process to determine the level of the allowance for loan losses mentioned previously and as the majority of the Company’s non-performing loans are secured, management believes the allowance level to be adequate as of December 31, 2002 to absorb the estimated known and inherent risks identified through its analysis. For the years ended December 31, 2002, 2001, and 2000 interest income of $128,000, $28,000, and $56,000 was recorded on impaired loans on a cash basis, respectively, and the average balance of impaired loans was $3,064,000, $2,798,000, and $1,575,000, respectively. Loans contractually past due 90 days or more and still accruing as of December 31, 2002, 2001, and 2000 were none, $29,000 and none, respectively.

In the normal course of business, the Company has granted loans to certain directors and their affiliates under terms which are consistent with the Company’s general lending policies.

The activity for loans outstanding with these directors and their affiliates as of December 31, 2002 and 2001 is as follows:

	2002	2001
	(dollars in thousands)
Balance, beginning of year	$2,423	$699
Loans granted, including renewals	3,120	1,809
Repayments	(962)	(85)

Balance, end of year	$4,581	$2,423

The Company had no additional commitments for loans to affiliates as of December 31, 2002 and 2001.

5.    Premises and Equipment:

Premises and equipment as of December 31, 2002 and 2001 are as follows:

	2002	2001
	(dollars in thousands)
Land	$357	$357
Building	200	200
Furniture, fixtures and equipment	4,794	3,703
Leasehold improvements	1,911	1,316

	7,262	5,576
Accumulated depreciation and amortization	(3,083)	(2,652)

	$4,179	$2,924

6.    Sales and Servicing of SBA Loans:

The Company generates revenues from the origination of loans with guarantees by the SBA and the sale of guaranteed and unguaranteed portions of those loans in the secondary market. The Company retains the servicing on the sale of SBA 7a loans that creates loan servicing income. The Company is servicing for others 292, 222 and 250 loans with an outstanding balance of $$117.2 million, $69.6 million and $77.6 million at December 31, 2002, 2001 and 2000, respectively. The Company sold $53,996,000, $10,806,000, and none in SBA 7a loans in 2002, 2001, and 2000, resulting in gains of $4.2 million, $780,000 and $0, respectively.

The activity for the servicing asset for the years ended December 31, 2002, 2001, and 2000 is summarized as follows:

	2002	2001	2000
	(dollars in thousands)
Balance at beginning of year	$1,307	$1,537	$1,796
Servicing assets recognized on SBA loans sold	1,371	248	—
Amortization	(260)	(229)	(259)
Recovery of (provision for) valuation reserve	199	(249)	—

Balance at end of year	$2,617	$1,307	$1,537

The recovery or provision for market valuation changes is included in loan servicing fees in the consolidated statements of income and comprehensive income in 2002 and 2001. The Company and the industry experienced a significant increase in prepayments during the year ended December 31, 2001, compared to the years ended in 2002 and 2000, which resulted in a reserve for the servicing asset totaling $249,000. Due to the decrease in SBA loan prepayments during year ended December 31, 2002 the Company recovered $199,000 of the previously reserved amount.

For purposes of measuring impairment, the servicing rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceeds its fair value. The weighted average prepayment speed was 7.22% as of December 31, 2002 compared to 13.53% as of December 31, 2001. The discount rate utilized for both December 31, 2002 and 2001 was 12.00%.

The fair value of the loan servicing rights at December 31, 2002, 2001 and 2000 was $2.6 million, $1.3 million and $1.7 million, respectively.

7.    Deposits and Interest Expense:

Deposits by major classification as of December 31, 2002 and 2001 are as follows:

	2002	2001
	(dollars in thousands)
Non-interest bearing demand	$51,438	$38,258
Interest bearing demand	36,860	28,010
Money market savings	37,403	48,224
Savings	13,746	11,709
Time deposits $100,000 or more	136,856	127,157
Time deposits under $100,000	87,649	79,976

Total	$363,952	$333,334

Interest expense on deposits for the years ended December 31, 2002, 2001, and 2000 is comprised of the following:

	2002	2001	2000
	(dollars in thousands)
Interest bearing demand	$128	$247	$228
Money market savings	669	1,225	896
Savings	93	217	310
Time deposits, $100,000 or more	3,827	5,370	3,304
Time deposits under $100,000	2,497	4,169	4,029

Total	$7,214	$11,228	$8,767

The following summarizes the scheduled maturity of time deposits as of December 31, 2002:

(dollars in thousands)
2003	$219,175
2004	4,874
2005	303
2006	83
2007	70

Total	$224,505

(dollars in thousands)
Three months or less	$87,192
Over three months to six months	57,678
Over six months to twelve months	74,305
Over twelve months	5,330

Total	$224,505

8.    Other Borrowed Funds:

On March 23, 2000, the Company’s wholly owned subsidiary, Community (CA) Capital Trust I (the “Trust”), a Delaware business trust, issued $10.0 million of 11.0% Fixed Rate Capital Trust Pass-through Securities (“TRUPS-Registered Trademark”), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. As of December 31, 2002 and 2001, $10.0 million of trust preferred securities were outstanding. The Company entered into an interest rate swap agreement on December 16, 2002 in order to hedge the Trust securities (see note 9).

During 2001, the Company obtained a line of credit with a lender which provides up to $2,000,000 through December 28, 2007 bearing interest at the prime rate plus 0.75%, with a floor of 7.50%, as defined in the agreement. The line of credit was obtained to increase capital at the Bank. Interest is payable quarterly beginning September 28, 2001, and the effective rate at December 31, 2002 was 7.50% with an outstanding balance of $2,000,000. Principal and interest payments begin on March 28, 2003. The line of credit is collateralized by shares of the Bank’s common stock. The loan documents require the Company to obtain the prior consent of the lender before paying any cash dividend and before incurring additional indebtedness in excess of an additional $2.0 million outside the normal course of business.

During 2001, the Company obtained an open ended line of credit with the Federal Home Loan Bank of San Francisco (the “FHLB”), which provides up to $32.7 million as of December 31, 2002. Interest rates vary based upon the term of the borrowing at the time of the advance. The line of credit was obtained to maintain liquidity at the Bank. Interest is payable on a monthly basis, and the effective rate at December 31, 2002 was 1.36%. The outstanding balance was $13,500,000 as of December 31, 2002, and the average balance of the advances for the year ended December 31, 2002 was $12,511,000. The weighted average interest rate was 1.81% for the year ended December 31, 2002. The line of credit requires that collateral in the form of loans or securities be pledged as security for the loan. As of December 31, 2002, loans with a principal balance of $66.9 million were pledged to the FHLB as collateral for the line. In addition to the collateral requirement, the Company is required to purchase FHLB stock. The Company had $979,000 in FHLB stock as of December 31, 2002.

The Company maintains a line of credit with various lenders which provides up to $5,000,000 through June 30, 2003 bearing a variable interest rate as established by the lender on a daily basis. The line of credit was obtained to provide additional liquidity on a short term basis to the Bank. Interest is payable on a daily basis, and the principal is callable at any time by the lender. The Company did not draw upon the line during 2002. The weighted average interest rate was 5.46% and 6.93%, respectively, for the years ended December 31, 2001 and 2000. Under these agreements, there were no borrowings outstanding at December 31, 2002, 2001 or 2000 and maximum borrowings during the years ended December 31, 2002, 2001, and 2000 were none, $1,000,000, and $2,000,000, respectively. The average balance outstanding during the years ended December 31, 2002, 2001 and 2000 were $0, $3,000, and $5,000, respectively. The line of credit is unsecured.

During 1997, the Fallbrook National Bank Employee Stock Ownership Plan obtained a line of credit with a lender which provides up to $1,200,000 through March 1, 2004 bearing interest at the prime rate plus one percent, as defined in the agreement. The line of credit was obtained to fund the Bank’s ESOP. The loan was refinanced in April of 2000, allowing advances up to the original $1,200,000. Interest is payable monthly beginning September 1, 1997 and the effective rate at December 31, 2001 was 5.75%. The weighted average interest rate was 4.88%, 8.19%, and 11.06% for the years ended December 31, 2002, 2001 and 2000, respectively. Under this agreement, $0 and $813,000 in borrowings were outstanding at December 31, 2002 and 2001, respectively. Maximum borrowings during the year ended December 31, 2002, 2001 and 2000, respectively, were $813,000, $899,000, and $1,070,000. The line of credit was collateralized by the Company’s common stock purchased by the ESOP and $497,000 in certificates of deposit with the lender. The Board of Directors terminated the ESOP effective September 30, 2001. The ESOP loan was paid off in February 2002, with no material gain or loss on the early extinguishment (see note 16).

During 1999, the Company obtained a line of credit with a lender which provided up to $3,175,000 through August 1, 2005 bearing interest at the prime rate plus one percent, as defined in the agreement. The line of credit was obtained to increase capital at the Bank. The loan was paid in full on March 26, 2000. The weighted average interest rate was 9.81% for the year ended December 31, 2000. Under this agreement, the maximum borrowings during the year ended December 31, 2000 was $3,175,000.

The following table reflects the contractual maturities of borrowings as of December 31, 2002:

Year ending December 31,	(dollars in thousands)
2003	$13,843
2004	368
2005	398
2006	429
2007	462
Thereafter	10,000

Total	$25,500

9.    Derivatives and Hedging Activity:

In 2002, the Company entered into an interest rate swap agreement to effectively convert the 11% fixed rate payments on the Trust Preferred Securities to variable payments, based upon six-month LIBOR as a goal to reduce (shorten) the duration of the Trust Preferred securities from over 20 years to six months. The reduction of the duration will more effectively match the repricing characteristics of the Bank’s assets. The majority of the Bank’s loans are adjustable rate loans tied to the prime index. The interest rate swap agreement was classified as a fair value hedge of the Trust Preferred Securities, consequently, the unrealized gains and losses resulting from changes in value of the interest rate swap and the hedged trust preferred securities are recorded though income. As the hedging relationship met the conditions provided for in SFAS No. 133, the Company assumes no ineffectiveness in the hedging relationship. There were no interest rate swap agreements outstanding as of

December 31, 2001. At December 31, 2002, the interest rate swap received a fixed rate of 11.0% and paid a variable rate, based upon six-month LIBOR, of 6.87%, with a notional value of $10.0 million and a fair value, based on quoted market price, of approximately $4,000. The swap will mature in March 2030.

10.    Fair Value of Financial Instruments:

Estimated fair values for the Company’s financial instruments and a description of the methodologies and assumptions used to determine such amounts follows:

Cash, Cash Equivalents and Interest Bearing Deposits in Financial Institutions:    The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

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

The fair value of fixed rate loans and non-performing or adversely classified adjustable rate loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The discount rates used for performing fixed rate loans are the Bank’s current offer rates for comparable instruments with similar terms.

The fair value of performing adjustable rate loans is estimated to be the carrying value. These loans reprice frequently at market rates and the credit risk is not considered to be greater than normal.

The fair value of loans held for sale is determined based on quoted market prices or dealer quotes.

Trading securities:    The fair value of trading securities are determined based on the quoted market price.

Interest-only strips:    The fair value of interest-only strips have been determined by discounted cash flow methods, using market discount rates and prepayment factors.

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

Borrowings:    The fair value of borrowings is based on the discounted value of contractual cash flows. The discount rate is estimated using rates currently offered for borrowings with similar remaining maturities and characteristics. Borrowings which mature in less than one year or that have a variable rate of interest are shown at carrying value.

Commitments to Extend Credit and Standby Letters of Credit:    The fair value of commitments to extend credit is estimated to be zero since the current competitive financial community does not routinely charge fees for commitments to extend credit. The fair value of standby letters of credit is based on fees currently charged for similar agreements.

Interest Rate Swap:    The fair value of the interest rate swap agreement is based on the discounted value of the contractual cash flows, as determined by the current interest rate curve over the contractual period of the swap.

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2002 and 2001, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

The fair values of the Company’s financial instruments as of December 31, 2002 and 2001 are as follows:

	2002		2001
	Carrying or Contract Amount	Fair Value Estimates	Carrying or Contract Amount	Fair Value Estimates
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$22,656	$22,656	$38,946	$38,946
Interest bearing deposits	99	99	596	596
Federal Reserve Bank and Federal Home Loan Bank stock	1,548	1,548	1,065	1,065
Investment securities held-to-maturity	21,306	21,631	10,626	10,749
Trading securities	16,076	16,076	—	—
Loans held for investment, net	286,592	287,292	266,663	271,137
Loans held for sale	52,879	54,900	39,023	40,104
Interest-only strips	480	480	354	354
Financial Liabilities:
Deposits	363,952	364,547	333,334	333,895
Borrowings	25,500	28,262	15,813	16,038
Off-Balance Sheet Financial Instruments:
Commitments to extend credit on new loans	33,327	—	41,828	—
Commitments to extend credit on construction and other loans	83,175	—	62,562	—
Standby letters of credit	2,243	22	1,305	13
Interest rate swap	10,000	4	—	—

11.    Income Taxes:

The components of income taxes for the years ended December 31, 2002, 2001, and 2000 are as follows:

	2002	2001	2000
	(dollars in thousands)
Current:
Federal	$1,898	$1,006	$422
State	700	345	158

	2,598	1,351	580

Deferred:
Federal	(325)	(429)	49
State	(140)	(139)	23

	(465)	(568)	72

	$2,133	$783	$652

A reconciliation of the difference between the expected federal statutory income tax expense and the actual income tax expense for the three years ended December 31, 2002, 2001 and 2000 is shown in the following table:

	2002	2001	2000
	(dollars in thousands)
Computed “expected” federal income taxes	$1,799	$660	$579
State income taxes, net of federal income tax benefit	364	134	118
Other, net	(30)	(11)	(45)

	$2,133	$783	$652

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001
	(dollars in thousands)
Deferred tax assets:
Loan loss allowance, due to differences in computation of bad debts	$1,587	$1,163
Nonaccrual interest recognized as income for taxes but not for books	138	75
Loan servicing asset	41	61
State taxes	89	19
Accrued expenses	284	337

	2,139	1,655
Deferred tax liabilities:
Deferred loan fees	(166)	(299)
Differences in depreciation	(268)	(116)

	(434)	(415)

	$1,705	$1,240

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 31, 2002, income taxes receivable totaled approximately $309,000. As of December 31, 2001, income taxes payable totaled approximately $376,000.

12.    Dividends:

In November 2002, the Board of Directors declared a 5% stock dividend to shareholders of record on November 15, 2002. In November 2001, the Board of Directors declared a 5% stock dividend to shareholders of record on November 15, 2001. In November 2000, the Board of Directors announced a 5% stock dividend to shareholders of record on November 15, 2000. All share and per share amounts have been restated to reflect retroactively the stock dividends.

13.    Stock Option Plans:

In 1985 and 1993, the Bank adopted stock option plans (“the 1985 Plan” and “the 1993 Plan”) (collectively, the “Plans”) pursuant to which the Bank’s Board of Directors may grant stock options to officers and key employees. As part of the Reorganization, the Company adopted the Bank’s Plans.

The 1985 Plan, which expired in September 1996, authorized grants of options to purchase up to 471,714 shares of common stock after adjustments for stock dividends and stock splits (original authorized number of shares was 42,000) and the 1993 Plan authorizes grants of options to purchase up to 848,727 shares of common stock after adjustments for stock dividends and stock splits (original authorized number of shares was 51,000). Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock options have 10 year terms and generally vest one-fifth annually over the five years following date of grant, subject to certain restrictions.

As of December 31, 2002, there were no additional shares available for grant under the 1985 Plan. There were no stock options granted under the 1985 Plan during 2002, 2001 or 2000.

At the shareholders’ meeting held on May 27, 1998, the shareholders approved an amendment to the 1993 Plan increasing the maximum number of shares under the plan to 848,727 from the 272,760 share maximum then outstanding (after adjusting for the stock dividends).

As of December 31, 2002 there were 71,195 shares available for grant under the 1993 Plan. The per share weighted-average fair values of stock options granted under the 1993 Plan during 2002, 2001 and 2000 were $2.79, $4.07 and $2.83, respectively, on the date of the grant, using a Black-Scholes option pricing model with the following weighted-average assumptions: 2002—no expected dividend yield, risk free interest rate of 1.69%, expected life of 5.0 years and a volatility of 41%; 2001—no expected dividend yield, risk free interest rate of 4.16%, expected life of 5.0 years and a volatility of 59%; 2000—no expected dividend yield, risk-free interest rate of 5.37%, expected life of 5.0 years, and volatility of 56%.

Stock option activity for the periods indicated is as follows:

	1985 Plan		1993 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance as of January 1, 2000	15,315	$3.23	590,039	$6.02
Granted	—	—	110,011	5.11
Exercised	(8,423)	2.99	—	—
Expired	—	—	(8,401)	5.39

Balance as of December 31, 2000	6,892	3.54	691,649	5.88
Granted	—	—	21,819	6.94
Exercised	(5,616)	2.81	(5,568)	3.46
Expired	—	—	(16,238)	5.71

Balance as of December 31, 2001	1,276	6.76	691,662	5.94
Granted	—	—	24,260	7.37
Exercised	—	—	(65,473)	3.89
Expired	—	—	(15,717)	5.36

Balance as of December 31, 2002	1,276	$6.76	634,732	$6.22

The following table summarizes information concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2002	Weighted- Average Exercise Price
$3.21—$3.21	53,191	0.32 years	$3.21	53,191	$3.21
$4.10—$4.64	78,961	4.65	$4.25	61,600	$4.20
$5.40—$5.97	44,923	7.30	$5.56	12,628	$5.67
$6.07—$6.94	191,810	6.10	$6.44	147,423	$6.43
$7.14—$7.97	267,123	5.66	$7.34	235,316	$7.34

$3.21—$7.97	636,008	5.33	$6.22	510,158	$6.22

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2001	Weighted- Average Exercise Price
$3.21—$3.21	73,188	1.32 years	$3.21	73,188	$3.21
$4.10—$4.64	130,386	5.20	$4.23	98,438	$4.16
$5.40—$5.97	51,304	8.13	$5.61	12,567	$5.77
$6.07—$6.94	188,897	7.02	$6.43	115,220	$6.42
$7.14—$7.97	249,163	6.39	$7.33	234,609	$7.34

$3.21—$7.97	692,938	5.93	$5.94	534,022	$5.95

14.    Rental Commitments:

As of December 31, 2002 aggregate minimum rental commitments for certain real property under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Sub-lease Income	Net Rental Commitments
	(dollars in thousands)
2003	$949	$106	$843
2004	1,147	64	1,083
2005	1,182	66	1,116
2006	1,215	68	1,147
2007	1,068	23	1,045
Thereafter	10,970	—	10,970

Total	$16,531	$327	$16,204

Total rental expense was $862,000, $523,000, and $475,000 in 2002, 2001, and 2000, respectively. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

15.    Commitments and Contingencies:

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

Commitments to extend credit amounting to $33,327,000 and $41,828,000 were outstanding at December 31, 2002 and 2001, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $2,243,000 and $1,305,000 were outstanding at December 31, 2002 and 2001, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of December 31, 2002 and 2001, the Company had non-mandatory commitments to sell loans of $4,787,000 and $3,893,000, respectively.

Because of the nature of its activities, the Company is, from time to time, subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During 1999, the Company accrued $298,000 for a lawsuit, which was subsequently appealed, and overturned. During 2000, the lawsuit was settled and resulted in a recovery of $271,000. No further expense is expected to occur on this issue.

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

16.    Employee Benefit Plans:

The Company’s employee savings and retirement plan (the “401k Plan”) is for the benefit of substantially all employees. Contributions to the 401k Plan by the Company are at the discretion of the Board of Directors and are subject to certain limitations described in the plan. The Company made contributions to the 401k Plan of $196,000, $148,000 and $116,000 in 2002, 2001 and 2000, respectively. Company employees are able to choose Company stock as an investment option. Also, employees have the option of taking the Company contributions to this 401k Plan, if any, in Company stock purchased in the open market rather than in cash.

In July 1997, the Company established the ESOP for substantially all employees. The ESOP authorized the Trust to purchase shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time. In July 1997, the ESOP entered into a line of credit borrowing agreement in the amount of $1,200,000 with another bank in order to fund the ESOP. The loan was refinanced in March of 2000, returning the available line to the original $1,200,000. During 1998, the ESOP made open market purchases of 24,559 shares at an average cost of $7.36 per share. During 2000, the Company made open market purchases of 60,699 shares at an average cost of $5.28 per share. During 2001, the ESOP made open market purchase of 6,505 shares at an average price of $6.77 per share. There were no purchases of stock by the ESOP during 1999 and 2002. All amounts have been adjusted for stock dividends. The line of credit was paid off in February 2002 (see note 8). The Company absorbs the administrative costs of this program, which totaled approximately $8,000, $7,000 and $9,000 in 2002, 2001 and 2000, respectively. No further expenses are expected to be incurred for the ESOP.

On September 30, 2001, and on December 31, 2000, the Board of Directors allocated 23,731 and 29,701, respectively, shares to the ESOP for distribution to the participants (adjusted for stock dividends).

According to the terms of the ESOP, contributions to the ESOP from the Company’s net income were determined at the Company’s discretion. During 2002, 2001 and 2000, the Company repaid principal totaling none, $153,000, and $205,000, and the interest expense on the outstanding loan totaled $5,000, $68,000, and $100,000, respectively.

As of December 31, 2002 and 2001, the indebtedness of the ESOP was none and $813,000, respectively. Dividends paid on ESOP shares are recorded as reductions in retained earnings in the balance sheets. The number of average shares outstanding used in the computation of earnings per share is reduced by the average unallocated ESOP shares.

On September 30, 2001, the Board of Directors terminated the ESOP. Due to the termination of the ESOP, there will be no future contributions to the plan. In February 2002, the Company sold the unallocated shares on the open market for $6.19 per share (adjusted for stock dividends) for total proceeds to the ESOP of $822,000. The ESOP has used these proceeds to pay-off the loan in full. Proceeds in excess of the loan pay-off were allocated to ESOP participants.

17.    Restricted Cash Balances:

The Bank is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserves held at the Federal Reserve Bank for the years ended December 31, 2002 and 2001 were approximately $3,452,000 and $1,630,000, respectively. As of December 31, 2002 the Company had restricted cash of $1.2 million pledged to the counterparty of the interest rate swap the Company entered into for a fair value hedge.

18.    Regulatory Matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2002 and 2001, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2002 and 2001.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2002
Total capital (to risk weighted assets)	$35,888	10.40%	$27,619	8.00%	$34,524	10.00%
Tier 1 capital (to risk weighted assets)	$31,769	9.20%	$13,810	4.00%	$20,715	6.00%
Tier 1 capital (to average assets)	$31,769	7.95%	$15,977	4.00%	$19,971	5.00%
As of December 31, 2001
Total capital (to risk weighted assets)	$31,134	10.89%	$22,814	8.00%	$28,517	10.00%
Tier 1 capital (to risk weighted assets)	$28,061	9.82%	$11,407	4.00%	$17,110	6.00%
Tier 1 capital (to average assets)	$28,061	7.94%	$14,130	4.00%	$17,662	5.00%

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

The Company’s actual capital amounts and ratios are presented in the table as of December 31, 2002 and 2001. There are no prompt corrective action thresholds at the holding company.

	Actual		For capital adequacy purposes
	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2002
Total capital (to risk weighted assets)	$34,430	9.99%	$27,584	8.00%
Tier 1 capital (to risk weighted assets)	$27,161	7.88%	$13,792	4.00%
Tier 1 capital (to average assets)	$27,161	6.80%	$15,977	4.00%
As of December 31, 2001
Total capital (to risk weighted assets)	$29,444	10.30%	$22,871	8.00%
Tier 1 capital (to risk weighted assets)	$21,872	7.65%	$11,435	4.00%
Tier 1 capital (to average assets)	$21,872	6.18%	$14,152	4.00%

19.    Net Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”):

	Income (numerator)	Shares (denominator)	Per Share Amounts
Basic 2002 EPS
Net income available to common shareholders	$3,006,000	3,491,000	$0.86
Effect of dilutive stock options	—	108,000	(0.02)

Diluted 2002 EPS	$3,006,000	3,599,000	$0.84

Basic 2001 EPS
Net income available to common shareholders	$1,102,000	3,041,000	$0.36
Effect of dilutive stock options	—	82,000	(0.01)

Diluted 2001 EPS	$1,102,000	3,123,000	$0.35

Basic 2000 EPS
Net income available to common shareholders	$1,001,000	2,810,000	$0.36
Effect of dilutive stock options	—	52,000	(0.01)

Diluted 2000 EPS	$1,001,000	2,862,000	$0.35

There were no anti-dilutive securities in any of the three years presented.

20.    Quarterly Results of Operations (Unaudited):

	Quarters Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(In thousands, except per share data)
Interest income	$6,454	$6,270	$6,243	$5,848
Interest expense	1,965	2,112	2,270	2,348

Net interest income	4,489	4,158	3,973	3,500
Provision for loan losses	776	306	233	246

Net interest income after provision for loan losses	3,713	3,852	3,740	3,254
Other income	1,771	1,564	1,821	1,345
Other expenses	3,902	4,088	4,341	3,590

Income before income tax provision	1,582	1,328	1,220	1,009
Income tax provision	654	553	507	419

Net income	$928	$775	$713	$590

Earnings per share:
Basic	$0.27	$0.22	$0.20	$0.17

Fully diluted	$0.26	$0.21	$0.20	$0.17

	Quarters Ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
	(In thousands, except per share data)
Interest income	$6,086	$6,135	$6,409	$6,575
Interest expense	2,740	3,089	3,272	3,380

Net interest income	3,346	3,046	3,137	3,195
Provision for loan losses	706	670	75	19

Net interest income after provision for loan losses	2,640	2,376	3,062	3,176
Other income	1,013	702	692	552
Other expenses	3,091	2,679	3,317	3,241

Income before income tax provision	562	399	437	487
Income tax provision	234	166	198	185

Net income	$328	$233	$239	$302

Earnings per share:
Basic	$0.10	$0.07	$0.08	$0.11

Fully diluted	$0.10	$0.07	$0.08	$0.10

21.    Segment Information

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company segregates its operations into two primary segments: Banking Division and SBA Division. The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each segment.

	2002
	Banking Division	SBA Division	Total
	(dollars in thousands)
Interest income	$18,298	$6,517	$24,815
Interest expense	5,699	2,996	8,695

Net interest income before provision for loan losses	12,599	3,521	16,120
Provision for loan losses	962	599	1,561
Other operating income	1,529	4,972	6,501
Other operating expenses	11,934	3,987	15,921

Income before income taxes	1,232	3,907	5,139
Income taxes	508	1,625	2,133

Net income	$724	$2,282	$3,006

Assets employed at year end	$321,772	$93,926	$415,698

	2001
	Banking Division	SBA Division	Total
	(dollars in thousands)
Interest income	$17,183	$8,022	$25,205
Interest expense	8,285	4,196	12,481

Net interest income before provision for loan losses	8,898	3,826	12,724
Provision for loan losses	1,099	371	1,470
Other operating income	1,552	1,394	2,946
Other operating expenses	8,863	3,452	12,315

Income before income taxes	488	1,397	1,885
Income taxes	202	581	783

Net income	$286	$816	$1,102

Assets employed at year end	$270,202	$100,021	$370,223

	2000
	Banking Division	SBA Division	Total
	(dollars in thousands)
Interest income	$15,413	$5,763	$21,176
Interest expense	5,724	4,082	9,806

Net interest income before provision for loan losses	9,689	1,681	11,370
Provision for loan losses	917	48	965
Other operating income	1,151	1,027	2,178
Other operating expenses	8,064	2,866	10,930

Income (loss) before income taxes	1,859	(206)	1,653
Income taxes (benefit)	737	(85)	652

Net income (loss)	$1,122	$(121)	$1,001

Assets employed at year end	$203,543	$76,915	$280,696

22.    Parent Company Financial Information

The following presents unconsolidated financial information of the parent company only, Community Bancorp Inc. (Note 1) as of and for the years ended December 31:

Community Bancorp Inc. (Parent company only)

	2002	2001
	(dollars in thousands)
BALANCE SHEETS
ASSETS:
Cash	$203	$320
Interest bearing deposits in financial institutions	1,151	497
Accrued interest and other assets	8	13
Investment in subsidiaries	32,341	28,502

Total Assets	$33,703	$29,332

LIABILITIES:
Accounts payable	$820	$708
Borrowings from subsidiary	10,310	10,310
Other borrowings	2,000	1,813

Total Liabilities	13,130	12,831
Total Shareholders’ Equity	20,573	16,501

Total Liabilities and Shareholders’ Equity	$33,703	$29,332

Community Bancorp Inc. (Parent company only)

	2002	2001	2000
	(dollars in thousands)
STATEMENTS OF INCOME
Interest income	$36	$60	$33
Interest expense	1,248	1,169	954
Other operating income	6
Other operating expenses	390	378	209
Equity in net income of subsidiaries	3,938	1,970	1,582

Earnings before income taxes	2,342	483	452
Income tax benefit	664	619	549

Net Income	$3,006	$1,102	$1,001

Community Bancorp Inc. (Parent company only)

	2002	2001	2000
	(dollars in thousands)
STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,006	$1,102	$1,001
Adjustments to reconcile net income to cash (used in) provided by operating activities:
ESOP compensation	—	153	—
Decrease (increase) in accrued interest and other assets	5	(11)	82
Increase (decrease) in accounts payable	112	(36)	744
Equity in net income of subsidiaries	(3,938)	(1,970)	(1,582)

Net cash (used in) provided by operating activities	(815)	(762)	245
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest bearing deposits at other financial institutions	(655)	(7)	(475)
Capital contributions to subsidiaries	(800)	(4,000)	(6,110)

Net cash used in investing activities	(1,455)	(4,007)	(6,585)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from other borrowings	1,000	1,000	10,495
Repayment of other borrowings	(813)	(153)	(3,381)
Cash dividends received from subsidiary	900	—	350
Proceeds from sale of unallocated ESOP shares	813
Cash dividends paid	(2)	(1)	(1)
Net proceeds from issuance of common stock	—	3,026
Exercise of stock options	255	35	25

Net cash provided by financing activities	2,153	3,907	7,488

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(117)	(862)	1,148
CASH AND CASH EQUIVALENTS, beginning of year	320	1,182	34

CASH AND CASH EQUIVALENTS, end of year	$203	$320	$1,182

Supplemental disclosure of noncash financing activities
Unearned ESOP contributions	$—	$(50)	$(325)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Community Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Community Bancorp Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Bancorp Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2003

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2002 relating to equity compensation of the Company pursuant to which grants of options to acquire shares may be granted from time to time:

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	636,008	$6.22	71,195
Equity compensation plans not approved by security holders	—	—	—

Total	636,008	$6.22	71,195

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14.    CONTROLS AND PROCEDURES

(a)  Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)  Subsequent to the date of this evaluation, there have been no changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no discoveries of any significant deficiencies or material weaknesses in such controls that would require the Company to take corrective actions.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of this Report

	(1)	The following financial statements are incorporated by reference from Item 8 hereto:

		Consolidated balance sheets as of December 31, 2002 and 2001.		Page 59

		Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2002.		Page 60

		Consolidated statements of shareholders’ equity for each of the years in the three-year period ended December 31, 2002.		Page 61

		Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2002.		Page 62

		Notes to Consolidated Financial Statements.		Page 64

		Independent Auditors’ Report		Page 91

	(2)	Financial Statement Schedules

Not applicable.

(b)	Exhibits

		3.1	Certificate of Incorporation, as amended, of Community Bancorp Inc*
		3.1.1	Amendment to Certificate of Incorporation	Page 103
		3.2	Bylaws of Community Bancorp Inc.*
		4.1	Specimen Share Certificate for Common Stock****
		4.2	Stock Purchase Agreement ******
		4.3	Registration Rights Agreement ******

		10.1	Data Processing Service Agreement, dated December 21, 2000 between Community National Bank and First National Bank as amended *****
		10.2	1993 Stock Option Plan **
		10.3	Form of stock option agreement for use pursuant to 1993 Stock Option Plan**
		10.4	Head Office Extension Leases****
		10.5	Temecula Branch Office Lease****
		10.6	Vista Branch Lease****
		10.7	Fallbrook National Bank 401(k) Profit Sharing Plan***
		10.8	Director Indexed Fee Continuation Program****
		10.9	Employment Agreement with Thomas E. Swanson****
		10.10	Employment Agreement with Gary M. Youmans****
		10.11	Employment Agreement with L. Bruce Mills, Jr.****
		10.12	Employment Agreement with Donald W. Murray****
		10.13	Employment Agreement with Barbara C. Ernst****
		10.14	Fallbrook National Bank Employee Stock Ownership Plan****
		10.15	Employment Agreement with F. Michael Patterson *****
		10.16	Lease on Corporate Headquarters in Escondido*******
		10.17	Promissory note for Pacific Coast Banker’s Bank*******

		23.1	Consent of Deloitte & Touche LLP	Page 105
		99.1	Certification pursuant to section 906 of Sarbanes-Oxley Act of 2002	Page 106

*	Previously filed with the Company’s 10-QSB for the quarter ended June 30, 1999
**	Previously filed with the Company’s S-8 Registration Statement (333-88473)
***	Previously filed with the Company’s S-8 Registration Statement (333-88457)
****	Previously filed with the Company’s 10-KSB for the year ended December 31, 1999
*****	Previously filed with the Company’s 10-KSB for the year ended December 31, 2000
******	Previously filed with the Company’s 8-K on August 2, 2001
*******	Previously filed with the Company’s 10-K for the year ended December 31, 2001

(c)  Reports on Form 8-K

The Company filed an 8-K report on December 13, 2002 which contained the text of the third quarter earnings press release and the announcement of the declaration of a 5% stock dividend

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP INC.

By:	/s/ THOMAS E. SWANSON
Thomas E. Swanson President and Chief Executive Officer

Dated: March 19, 2003

By:	/s/ L. BRUCE MILLS, JR.
L. Bruce Mills, Jr. Senior Vice President and Chief Financial Officer Dated: March 19, 2003

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Bank and in the capacities and on the dates indicated.

Dated:

/s/ GARY W. DEEMS Gary W. Deems	Chairman of the Board	March 19, 2003

/s/ MARK N. BAKER Mark N. Baker	Director	March 19, 2003

/s/ G. BRUCE DUNN G. Bruce Dunn	Director	March 19, 2003

/s/ C. GRANGER HAUGH C. Granger Haugh	Director	March 19, 2003

/s/ ROBERT H. S. KIRKPATRICK Robert H. S. Kirkpatrick	Director	March 19, 2003

/s/ PHILIP D. OBERHANSLEY Philip D. Oberhansley	Director	March 19, 2003

/s/ COREY A. SEALE Corey A. Seale	Director	March 19, 2003

/s/ THOMAS E. SWANSON Thomas E. Swanson	Director	March 19, 2003

/s/ GARY M. YOUMANS Gary M. Youmans	Director	March 19, 2003

CERTIFICATION

I, Thomas E. Swanson, President and Chief Executive Officer of Community Bancorp Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Community Bancorp Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 19, 2003	/s/ THOMAS E. SWANSON
Thomas E. Swanson President and Chief Executive Officer

I, L. Bruce Mills, Jr., Senior Vice President and Chief Financial Officer of Community Bancorp Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Community Bancorp Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 19, 2003	/s/ L. BRUCE MILLS, JR.
L. Bruce Mills, Jr. Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Amendment to Certificate of Incorporation	Page 103

23.1	Consent of Deloitte & Touche LLP	Page 105

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 106