Form 10-Q
period 2003-03-31
COMMUNITY BANCORP INC
filed 2003-05-06
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 000–26505

COMMUNITY BANCORP INC.

(Name of issuer in its charter)

Delaware	33-0859334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Canterbury Place, Suite 300, CA	92025
(Address of principal executive offices)	(Zip Code)

(760) 432-1100

Issuer’s telephone number:

(Former Address)

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

Number of shares of common stock outstanding as of March 31, 2003: 3,565,353

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2003	December 31, 2002	March 31, 2002
	(dollars in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$21,060	$21,504	$43,139
Restricted cash	—	1,152	—
Interest bearing deposits in financial institutions	99	99	99
Investments:
Trading securities, at fair value	13,119	16,076	—
Held-to-maturity, at amortized cost; estimated fair value of $18,855 (2003), $21,095 (Dec 2002) and $24,064 (March 2002)	18,487	20,770	24,176
Available-for-sale, at estimated fair value	4,031	—	—
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	2,136	1,548	2,138
Loans held for investment	310,969	290,537	286,319
Less allowance for loan losses	(4,266)	(3,945)	(3,039)

Net loans held for investment	306,703	286,592	283,280
Loans held for sale	44,388	52,879	43,566
Premises and equipment, net	4,050	4,179	4,118
Other repossessed assets	—	—	1,900
Accrued interest and other assets	6,118	5,788	4,534
Income tax receivable	—	309	—
Deferred tax asset, net	1,702	1,705	1,240
Servicing assets, net	2,751	2,617	1,583
Interest-only strips, at fair value	536	480	389

Total assets	$425,180	$415,698	$410,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Interest bearing	$306,730	$312,514	$303,145
Non-interest bearing	56,753	51,438	41,080

Total deposits	363,483	363,952	344,225
Trust Preferred Securities	10,000	10,000	10,000
Other borrowings	24,916	15,500	33,450
Reserve for losses on commitments to extend credit	184	174	279
Income tax payable	479	—	468
Accrued expenses and other liabilities	4,336	5,499	3,768

Total liabilities	403,398	395,125	392,190

Commitments and contingencies (Note 5)
Shareholders’ equity
Common stock, $ .625 par value; authorized 10,000,000 shares, issued and outstanding, 3,565,000 at March 31, 2003; 3,542,000 at December 31, 2002 and 3,331,000 at March 31, 2002	2,228	2,214	2,081
Additional paid-in capital	10,802	10,734	9,363
Unrealized gains on available-for-sale securities, net of income taxes	3	—	—
Retained earnings	8,749	7,625	6,528

Total shareholders’ equity	21,782	20,573	17,972

Total liabilities and shareholders’ equity	$425,180	$415,698	$410,162

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

For the three months ended March 31:

	2003	2002
	(dollars in thousands, except per share amounts)

Interest Income:
Interest and fees on loans	$6,069	$5,596
Interest on cash equivalents	26	58
Interest on interest bearing deposits in financial institutions	3	3
Interest on trading securities	58	—
Interest on U.S Treasury, gov’t. agencies & other securities	259	191

Total interest income	6,415	5,848

Interest Expense:
Interest expense—deposits	1,486	2,008
Interest expense—other borrowed money	286	340

Total interest expense	1,772	2,348

Net interest income before provision for loan losses	4,643	3,500
Provision for loan losses	381	246

Net interest income after provision for loan losses	4,262	3,254

Other operating income:
Net gain on sale of loans	1,137	887
Loan servicing fees, net	152	88
Customer service charges	187	140
Other fee income	306	215

Total other operating income	1,782	1,330

Other operating expenses:
Salaries and employee benefits	2,338	2,129
Occupancy	317	296
Telephone	60	71
Premises and equipment	55	66
Data processing	160	170
Depreciation and amortization expense	210	158
Marketing and promotions	56	54
Professional services	317	181
Director, officer and employee expenses	138	100
Office expenses	162	108
Other expenses	319	242

Total other operating expenses	4,132	3,575

Income before income taxes	1,912	1,009
Provision for income taxes	788	419

Net income	$1,124	$590

Comprehensive income	$1,127	$590

Basic earnings per share	$0.32	$0.17

Diluted earnings per share	$0.30	$0.17

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$1,124	$590
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	210	158
Provision for loan losses	381	246
Net accretion of discount on securities held to maturity	(62)	(213)
Net gain on sale of loans held for sale	(1,137)	(887)
Deferred income taxes (benefit)	3	—
Change in value of interest-only strips	(27)	(35)
Capitalization of interest-only strips	(29)	—
Capitalization of servicing asset	(214)	(267)
Amortization of servicing asset	84	57
Change in valuation allowance for servicing asset	(4)	(66)
Unrealized loss on trading securities	16	—
Origination of loans held for sale	(14,772)	(31,995)
Proceeds from sale of loans held for sale	23,520	29,130
Decrease in restricted cash	1,152	—
Decrease in income tax receivable	309	—
Increase in taxes payable	479	65
Decrease (increase) in accrued interest and other assets	(330)	1,045
Decrease in accrued expenses and other liabilities	(1,163)	(125)

Net cash provided by (used in) operating activities	9,540	(2,297)

Cash flows from investing activities:
Origination of loans held for investment	(60,215)	(35,247)
Proceeds from principal paid on loans held for investment	40,734	17,592
Net change in interest bearing deposits in financial institutions	—	497
Purchase of trading securities	(23,059)	—
Sale of trading securities	26,000	—
Maturities of securities held-to-maturity	3,481	651
Purchases of securities held-to-maturity	(1,260)	(13,987)
Maturities of securities available-for-sale	53	—
Purchase of securities available-for-sale	(4,078)	—
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(588)	(1,073)
Additions to premises and equipment	(81)	(1,352)

Net cash used in investing activities	(19,013)	(32,919)

(continued)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

(continued)

	For the threemonths ended March 31,
	2002	2001
Cash flows from financing activities:
Net increase/(decrease) in deposits:
Interest bearing	$(5,784)	$8,069
Non-interest bearing	5,315	2,822
Proceeds from exercise of stock options	82	68
Repayment of other borrowings	(84)	(813)
Proceeds from other borrowings	9,500	28,450
Proceeds from sale of unallocated ESOP shares	—	813

Net cash provided by financing activities	9,029	39,409

Net increase (decrease) in cash and cash equivalents	(444)	4,193
Cash and cash equivalents at beginning of period	21,504	38,946

Cash and cash equivalents at end of period	$21,060	$43,139

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits	1,754	1,947
Interest on other borrowings	559	588

Total interest paid	$2,313	$2,535

Income Taxes	$—	$355

Supplemental disclosure of non-cash investing activities:
Loans held for investment transferred to held for sale	$912	$1,350

Change in unrealized gains on available-for-sale securities net of income taxes of $2 and $0, respectively, recorded in Other Comprehensive Income	$3	$—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(unaudited)

Note 1 Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiaries Community National Bank (the “Bank”) and Community (CA) Capital Trust I (the “Trust”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2003, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2003 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

Note 2 Significant Accounting Policies

Stock Option Plans

At March 31, 2003, the Company had two stock option plans, which are described more fully in Note 13 in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months ended March 31:

	2003	2002
Net income, as reported	$1,124,000	$590,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(28,000)	(57,000)

Proforma net income	$1,096,000	$533,000

Basic income per share, as reported	$0.32	$0.17
Proforma basic income per share	$0.31	$0.16
Diluted income per share, as reported	$0.30	$0.17
Proforma diluted income per share	$0.30	$0.15

Note 3 Loans and Related Allowance for Loan Losses:

A summary of loans are as follows:

	March 31, 2003			December 31, 2002
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Construction loans	$—	$70,358	$70,358	$—	$67,445	$67,445
Real estate one– to four-family	—	12,106	12,106	3,219	13,634	16,853
Real estate commercial and multi-family	44,365	176,676	221,041	49,619	158,189	207,808
Consumer home equity lines of credit	—	2,601	2,601	—	3,394	3,394
Other consumer	—	3,481	3,481	—	3,928	3,928
Commercial	—	18,518	18,518	—	16,408	16,408
Aircraft	—	29,247	29,247	—	29,462	29,462

Total gross loans	44,365	312,987	357,352	52,838	292,460	345,298
Deferred loan origination costs (fees)	113	(674)	(561)	195	(557)	(362)
Discount on unguaranteed portion of SBA loans retained	(90)	(1,344)	(1,434)	(154)	(1,366)	(1,520)
Allowance for loan losses	—	(4,266)	(4,266)	—	(3,945)	(3,945)

Net loans	$44,388	$306,703	$351,091	$52,879	$286,592	$339,471

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

Note 4 Sales and Servicing of SBA Loans:

The Company originates loans to customers under a SBA program that generally provides for SBA guarantees of 70% to 90% of each loan. The Company sells a portion of the SBA 7a loans originated. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loans using the interest method.

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

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of March 31, 2003 and December 31, 2002, the valuation allowance for the servicing assets was $45,000 and $50,000, respectively. In estimating fair values at March 31, 2003, the Company utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 10%. In estimating fair values at December 31, 2002, the Company utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

Note 5 Commitments and Contingencies:

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

Commitments to extend credit amounting to $30,299,000 and $33,327,000 were outstanding at March 31, 2003 and December 31, 2002, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $2,434,000 and $2,243,000 were outstanding at March 31, 2003 and December 31, 2002, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

Undisbursed construction loans and lines of credit amounting to $89,307,000 and $84,786,000 were outstanding at March 31, 2003 and December 31, 2002, respectively. Undisbursed construction loans are commitments to make additional principal advances on construction loans subject to completion of phases of construction verified by inspection. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan in their discretion.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of March 31, 2003 and December 31, 2002, the Company had non-mandatory commitments to sell loans of none and $4,787,000, respectively.

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

Note 6 Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the three months ended March 31,
	2002			2001
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$1,124			$590

Basis EPS Earnings available to common shareholders	$1,124	3,560,856	$0.32	$590	3,430,384	$0.17
Effect of Dilutive Securities
Options	—	150,066	0.02	—	93,150	—

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$1,124	3,710,922	$0.30	$590	3,523,534	$0.17

Note 7 Segment Information

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company segregates its operations into two primary segments: Banking Division and Small Business Administration (“SBA”) Division. The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each.

	For the three months ended March 31,
	2003			2002
	Banking Division	SBA Division	Total Company	Banking Division	SBA Division	Total Company
	(dollars in thousands)
Interest income	$4,827	$1,588	$6,415	$4,196	$1,652	$5,848
Interest expense	(1,037)	(735)	(1,772)	(1,531)	(817)	(2,348)

Net interest income before provision	3,790	853	4,643	2,665	835	3,500
Provision for loan losses	(303)	(78)	(381)	(178)	(68)	(246)
Other income	450	1,332	1,782	345	985	1,330
Other expenses	(3,061)	(1,071)	(4,132)	(2,650)	(925)	(3,575)

Income before income taxes	876	1,036	1,912	182	827	1,009
Income taxes	(357)	(431)	(788)	(75)	(344)	(419)

Net income	$519	$605	$1,124	$107	$483	$590

Assets employed at quarter end	$331,062	$94,118	$425,180	$304,034	$106,128	$410,162

Note 8 Recent Accounting Developments

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 by the Company on January 1, 2003 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2002, SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, was issued and amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not adopted the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced the financial performance of the Company for the three months ended March 31, 2003. This analysis should be read in conjunction with the Company’s 2002 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report.

Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the Company’s business, economic, political and global changes arising from the terrorist attacks of September 11, 2001 and their aftermath, and other factors referenced in the 10-K report for December 31, 2002 on file with the SEC, including in “Item 1. BUSINESS – FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS.” The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with the financial statements of the Company, including the notes thereto, appearing elsewhere in this report.

RESULTS OF OPERATIONS

Net Income

Net income increased to $1.1 million for the three months ended March 31, 2003 compared to $590,000 for the three months ended March 31, 2002. Basic earnings per share were $0.32 and $0.17 for the three months ended March 31, 2003 and 2002, respectively. Diluted earnings per share were $0.30 and $0.17 for the three months ended March 31, 2003 and 2002, respectively. Earnings per share for the three months ended March 31, 2002 were adjusted for the effects of a 5% stock dividend paid in November 2002. The increase in net income was mainly due to the increases in net interest income and non-interest income, partially offset by increases in provisions for loan losses and other operating expenses. Net interest income increased due to an increase in average interest earning assets and the net interest margin, non-interest income increased due to an increase in the amount of loans sold and other operating expenses increased during the three months ended March 31, 2003 due to the expansion of the Company’s franchise and increased loan production.

Return on average equity was 21.35% for the three months ended March 31, 2003 compared to 13.68% for the three months ended March 31, 2002. The return on average assets for the three months ended March 31, 2003 was 1.09% compared to 0.64% for the three months ended March 31, 2002. The increase in the return on average equity and average assets from 2002 to 2003 was due to the increase in net income noted above, which is the result of the increase in the net interest margin combined with the 12.2% growth in average assets, in accordance with the Company’s strategic plan.

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

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	For the three months ended March 31,
	2003			2002
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time at other banks	$35,004	$320	3.71%	$15,118	$194	5.20%
Fed funds sold	8,969	26	1.18%	13,889	58	1.69%
Loans:
Commercial	138,110	2,298	6.75%	142,622	2,313	6.58%
Real Estate	204,499	3,643	7.22%	171,954	3,142	7.41%
Consumer	6,730	128	7.71%	6,992	141	8.18%

Total loans	349,339	6,069	7.05%	321,568	5,596	7.06%

Total earning assets	393,312	6,415	6.61%	350,575	5,848	6.77%
Non earning assets	24,730			24,349

Total average assets	$418,042			$374,924

Average liabilities and shareholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$88,020	180	0.83%	$90,425	242	1.09%
Time deposits	215,617	1,306	2.46%	203,948	1,766	3.51%

Total interest bearing deposits	303,637	1,486	1.98%	294,373	2,008	2.77%
Demand deposits	52,155	—		39,743	—
Trust preferred debt	10,000	171	6.94%	10,000	278	11.27%
Other borrowings	25,537	115	1.83%	9,009	62	2.79%

Total interest bearing liabilities	391,329	1,772	1.84%	353,125	2,348	2.70%
Accrued expenses and other liabilities	5,361			4,306
Net shareholders equity	21,352			17,493

Total average liabilities shareholders equity	$418,042			$374,924

Net interest spread			4.77%			4.07%

Net interest income		$4,643			$3,500

Net yeild on interest earnings assets			4.79%			4.05%

Interest income for the three months ended March 31, 2003 increased to $6.4 million, compared to $5.8 million for the three months ended March 31, 2002. The increase was due to the 12.2% increase in the average balance of interest earning assets, and was partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $393.3 million for the three months ended March 31, 2003 compared to $350.6 million for the three months ended March 31, 2002. The yield on interest earning assets decreased to 6.61% for the three months ended March 31, 2003 compared to 6.77% for the three months ended March 31, 2002. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $204.5 million with a yield of 7.22% for the three months ended March 31, 2003 compared to $172.0 million with a yield of 7.41% for the three months ended March 31, 2002. The increase in the average balance of real estate loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan.

Interest expense for the three months ended March 31, 2003 decreased to $1.8 million compared to $2.3 million for the three months ended March 31, 2002. This decrease was due to the repricing of maturing certificates of deposit (“CDs”) following the 4.75% decline in the prime rate in 2001, and was partially offset by an increase in average deposits and other borrowings. Average interest-bearing liabilities increased to $391.3 million for the three months ended March 31, 2003 compared to $353.1 million for the three months ended March 31, 2002. The largest component of interest bearing liabilities is time deposits. Average time deposits increased to $215.6 million with a cost of 2.46% for the three months ended March 31, 2003 compared to $203.9 million with a cost of 3.51% for the three months ended March 31, 2002. The increase in average interest bearing liabilities is a result of the Company’s expansion as part of its strategic plan, including the addition of two new retail banking offices in 2001.

Other average borrowings increased to $35.5 million with a cost of 3.26% for the three months ended March 31, 2003 compared to $19.0 million with a cost of 7.25% for the three months ended March 31, 2002. In March of 2001, the Company established a line of credit with the Federal Home Loan Bank (FHLB) collateralized by commercial loans. Funds from the credit line were used to increase liquidity at the Company. In addition to FHLB advances, other lines of credit are utilized to increase capital at the Bank and, until February 14, 2002, to fund the Company’s ESOP. The loan to the Company’s ESOP was paid in full on February 14, 2002. The Company issued $10.0 million in Trust Preferred Securities in 2000. In December 2002, the Company entered into an interest rate swap agreement with third party, which in effect changed the interest rate from an 11.0% fixed rate to a six month adjustable rate tied to a margin over prime. As a result of the interest rate swap, the cost of the Trust Preferred Securities declined to 6.94% for the three months ended March 31, 2003 compared to 11.27% for the three months ended March 31, 2002.

Net interest income before provision for estimated loan losses

Net interest income before provision for estimated loan losses for the three months ended March 31, 2003 was $4.6 million compared to $3.5 million for the three months ended March 31, 2002. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $393.3 million for the three months ended March 31, 2003 with a net interest margin of 4.79% compared to $350.6 million with a net interest margin of 4.05% for the three months ended March 31, 2002. The increase in the net interest margin was primarily due to the decline in cost of interest bearing liabilities. For a discussion of the repricing of the Company’s assets and liabilities, see “ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Provision for Estimated Loan Losses

Due to the growth in loans the provision for estimated loan losses totaled $381,000 for the three months ended March 31, 2003 compared to $246,000 for the three months ended March 31, 2002. For further information, please see the “Loans” discussion in the “FINANCIAL CONDITION” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $1.8 million for the three months ended March 31, 2003 compared to $1.3 for the three months ended March 31, 2002. The increase was due to a substantial increase in net gain on sale of loans combined with increases in loan servicing fees, customer service charges and other fee income.

Net gain on sale of loans increased $250,000 from $887,000 for the quarter ended March 31, 2002 to $1.1 million for the quarter ended March 31, 2003. During the three months ended March 31, 2003 the Company originated $16.6 million in SBA loans compared to $19.1 million during the three months ended March 31, 2002. The decline in originations of SBA loans in the first quarter of 2003 when compared with the same period in 2002 is due to temporary delays in closing loans which have been approved. Management expects the originations to resume to their prior levels beginning in the second quarter of 2003. SBA regulatory lending limits were temporarily reduced during January and February of 2003, and have since been restored to their prior levels. The Company originated $2.4 million in mortgage loans during the three months ended March 31, 2003 compared to $16.9 million during the three months ended March 31, 2002. The decline in mortgage originations is due to the closure of the mortgage department effective January 31, 2003. The closure of the mortgage department is expected to have minimal impact on the gains on sale of loans. The Company sold $15.8 million in SBA loans and $6.6 million in mortgage loans during the three months ended March 31, 2003 compared to $14.0 million in SBA loans and $14.2 million in mortgage loans during the three month period ended March 31, 2002.

Loan servicing income increased to $152,000 for the three months ended March 31, 2003 compared to $88,000 for the three months ended March 31, 2002. Loan servicing income is the result of the spread between the interest rate paid by borrowers and the interest rate paid to third party investors, multiplied by the total volume of loans sold. The increase in loan servicing income is a result of the increase in loans serviced for others. As of March 31, 2003, SBA loans serviced for others increased to $122.3 million compared to $79.4 million as of March 31, 2002. The increase in loans serviced for others is a result of the loans sold in 2002 and the first quarter of 2003, net of principal repayments.

Customer service charges increased to $187,000 for the three months ended March 31, 2003 compared to $140,000 for the three months ended March 31, 2002. The increase is the result of a 31% increase average demand deposit accounts to $52.2 million for the three months ended March 31, 2003 from $39.7 million for the three months ended March 31, 2002.

Other fee income increased to $306,000 for the three months ended March 31, 2003 compared to $215,000 for the three months ended March 31, 2002. The increase in other fee income for the three month period is a result of an increase in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, data processing, depreciation, marketing and promotions, professional services, director/officer/employee expenses, office and other expenses are the major categories of other operating expenses. Other operating expenses increased to $4.1 million for the three months ended March 31, 2003 compared to $3.6 million for the three months ended March 31, 2002.

The increase in other operating expenses is primarily due to the $209,000 increase in salaries and employee benefits to $2.3 million for the three months ended March 31, 2003 compared to $2.1 million for the three months ended March 31, 2002. The increase in salaries and employee benefits is primarily due to a decrease in the number of loans generated, which affects the loan cost recovery netted against salaries and employee benefits. Excluding this effect, salaries and employee benefits have increased 3% overall. In addition, employee insurance benefits rates increased by 11.7% from 2002 to 2003. In addition to salaries and employee benefits, professional services, including Legal, Accounting and other consultants increased $136,000 to $317,000 for the three months ended March 31, 2003 compared to $181,000 for the three months ended March 31, 2002, due to several factors including the increased oversight as a result of the Sarbanes-Oxley Act of 2002.

The Company’s efficiency ratio, which is the ratio of recurring operating expenses to net interest income before provision for loan losses plus non-interest income, decreased (improved) to 64.31% for the three months ended March 31, 2003 compared to 74.02% for the three months ended March 31, 2002. The decrease in efficiency ratio was due to the increase in net interest and other operating income, partially offset by the increase in operating expenses. The increase in operating expenses is due to the expansion of the Company’s business.

The following table compares each of the components of other operating expenses for the three months ended March 31, 2003 and 2002, respectively:

	For the three months ended March 31,
	2003	2002	Change $
	(dollars in thousands)
Other operating expenses:
Salaries and employee benefits	$2,338	$2,129	$209
Occupancy	317	296	21
Telephone	60	71	(11)
Premises and equipment	55	66	(11)
Data processing	160	170	(10)
Depreciation expense	210	158	52
Marketing and promotions	56	54	2
Professional services	317	181	136
Director, officer and employee expenses	138	100	38
Office expenses	162	108	54
Other expenses	319	242	77

Total other operating expenses	$4,132	$3,575	$557

Provision for Income Taxes

The effective income tax rate was 41.2% for the three months ended March 31, 2003 compared to 41.5% for the three months ended March 31, 2002. Provisions for income taxes totaled $788,000 and $419,000 for the three months ended March 31, 2003 and 2002, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2003 compared to December 31, 2002 and March 31, 2002

Total assets of the Company increased to $425.2 million as of March 31, 2003 compared to $415.7 million as of December 31, 2002 and $410.2 million as of March 31, 2002. The increase in total assets was due to the growth in net loans to $351.1 million as of March 31, 2003, compared to $336.5 million as of December 31, 2002, and $326.8 million as of March 31, 2002. Please refer to the “LOANS” section of this discussion for further information.

Deposits decreased to $363.5 million as of March 31, 2003 due to a reduction in wholesale deposits compared to $364.0 million as of December 31, 2002 and $344.2 million as of March 31, 2002. Cash and cash equivalents decreased slightly to $21.1 million as of March 31, 2003 compared to $21.5 million as of December 31, 2002 and $43.1 million as of March 31, 2002. Please refer to the “DEPOSITS AND BORROWINGS” section of this discussion for further information.

Shareholders’ equity was $21.8 million as of March 31, 2003 compared to $20.6 million as of December 31, 2002, and was $18.0 million as of March 31, 2002. Please refer to the “CAPITAL” section of this discussion for further information.

Investments

The Company’s investment portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA securities, mutual funds backed by agency and treasury securities, overnight investments in the Federal Funds market and CDs with other financial institutions. As of March 31, 2003, December 31, and March 31, 2002, CDs with other financial institutions totaled $99,000. U.S Government and other securities totaled $3.5 million as of March 31, 2003 compared to $5.0 million as of December 31, 2002 and were $5.5 million as of March 31, 2002. As of March 31, 2002 all of these securities were held as collateral for public funds and treasury, tax and loan deposits. As of March 31, 2003 the remainder of the held to maturity portfolio was held in mortgage backed securities backed by agencies of the U.S. government. During the three months ended March 31, 2003, the Company invested $4.0 million in mortgage backed securities which are classified as held for sale. Of this total, $2.0 million were pledged as additional security for the Company’s interest rate swap as of March 31, 2003. The interest rate swap was established in December 2002, however there were no securities pledged as collateral as of December 31, 2002 or March 31, 2002. Average Federal Funds sold for the three months ended March 31, 2003 was $9.0 million compared to $13.9 million for the three months ended March 31, 2002.

The Company held $569,000 in Federal Reserve Bank stock as of March 31, 2003 and December 31, 2002 compared to $515,000 as of March 31, 2002. The Company held $1,566,000 in Federal Home Loan Bank stock as of March 31, 2003 compared to $979,000 as of December 31, 2002 and $1,623,000 as of March 31, 2002. During 2002 the Company invested $16.1 million in a mutual fund whose primary investment is in adjustable agency mortgage backed securities. This investment is being held as a trading security. As of March 31, 2003 the balance in this investment was $13.1 million compared to $16.1 million as of December 31, 2002 and none as of March 31, 2002.

Loans

Loan balances, net of the allowance for loan losses, increased to $351.1 million as of March 31, 2003 compared to $339.5 million as of December 31, 2002 and $326.8 million as of March 31, 2002. Total gross loans increased 8.2% from March 31, 2002 to March 31, 2003. The Company services SBA 7a loans sold to other investors. As of March 31, 2003, the Company serviced $122.3 million in SBA 7a loans for other investors compared to $117.2 million as of December 31, 2002 and $79.4 million as of March 31, 2002.

Loan Origination and Sale. The following table sets forth the Company’s loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the three months ended March 31,
	2003	2002
	(dollars in thousands)
Beginning balance	$339,471	$305,686
Loans originated: (1)
Commercial loans	7,935	5,287
Real estate:
Construction loans	29,059	11,490
One-to four-family	2,353	16,881
Commercial	34,968	32,819
Consumer	672	765

Total loans originated	74,987	67,242
Loans sold
Real estate:
One-to four-family	6,645	14,216
Commercial	15,833	14,021

Total loans sold	22,478	28,237
Less:
Principal repayments	41,321	18,322
Other net charges (2)	(432)	(477)

Total Loans	$351,091	$326,846

(1)	Included in total loans originated are $2.4 million and $14.7 million of mortgage loans and $12.4 and $17.3 million of SBA loans originated for sale for the three months ended March 31, 2003 and March 31, 2002, respectively.
(2)	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Non-performing assets. Non-performing assets consist of non-performing loans, Other Real Estate Owned (“OREO”) and other repossessed assets. Non-performing loans are those loans which have (i) been placed on non-accrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under the Company’s asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on non-accrual status.

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

The following table sets forth the Company’s non-performing assets at the dates indicated:

	March 31, 2003	December 31, 2002	March 31, 2002

	(dollars in thousands)
Non-accrual loans	$3,012	$2,254	$3,576
Troubled debt restructurings	—	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—	—

Total non-performing loans	3,012	2,254	3,576
Other repossessed assets	—	—	1,900

Total non-performing assets	$3,012	$2,254	$5,476

SUPPLEMENTAL DATA
Undisbursed portion of construction and other loans	$91,741	$87,029	$61,914
Government guaranteed portion of total loans	$29,617	$32,066	$50,488
Non-performing loans, net of government guarantees	$703	$651	$1,096
Allowance for loan losses	$4,266	$3,945	$3,039
Reserves for losses on commitments to extend credit	$184	$174	$279
Loan loss allowance to loans, gross	1.19%	1.14%	0.92%
Allowance for loan losses to non accrual loans	141.63%	175.02%	84.98%
Allowance for loan losses, including reserves for losses on commitments to extend credit, to:
Total loans	1.25%	1.19%	1.00%
Total loans held for investment, net of government guarantees	1.58%	1.59%	1.41%
Non-performing loans	148%	183%	93%
Non-performing loans, net of government guarantees	633%	633%	303%
Non-performing assets	148%	183%	61%
Total non-performing assets to total assets	0.71%	0.54%	1.34%
Total non-performing loans, net of government guarantees to total assets	0.17%	0.16%	0.27%
Total non-performing loans to total loans	0.84%	0.65%	1.08%
Total non-performing loans, net of government guarantees, to total loans	0.20%	0.19%	0.33%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of March 31, 2003, December 31, 2002 and March 31, 2002 all impaired or non-accrual loans were collateral-dependent. The Company places loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of March 31, 2003 the Company had thirteen loans on non-accrual status totaling $3.0 million with $2.3 million, or 76%, guaranteed by the SBA. As of December 31, 2002, the Company had fourteen loans on non-accrual status totaling $2.3 million. Of this total, $1.6 million, or 71%, was guaranteed by the SBA. As of March 31, 2002, the Company had thirteen loans on non-accrual status totaling $3.6 million. Of this total $2.5 million, or 69%, was guaranteed by the SBA.

Included in non-accrual loans are loans less than 90 days delinquent. Loans 90 days or more delinquent totaled $2.7 million as of March 31, 2003, compared to $655,000 as of December 31, 2002 and $1.3 million as of March 31, 2002. Net of government guarantees, loans 90 days or more delinquent as of March 31, 2003 were $402,000 compared to $107,000 as of December 31, 2002 and $237,000 as of March 31, 2002.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets (consisting of non-accrual loans, loans graded as substandard or lower and other repossessed assets) at March 31, 2003 were $1.5 million compared to $1.4 million as of December 31, 2002 and $3.5 million as of March 31, 2002. For classification purposes, the total amount classified is net of the amount of government guarantees.

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

Company is able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

The following table sets forth information regarding the Company’s allowance for loan losses at the dates and for the periods indicated:

	At or for the three months ended March 31,
	2003	2002
	(dollars in thousands)
Balance at beginning of period	$3,945	$2,788
Chargeoffs:
Real estate loans:
One-to four-family	—	—
Commercial	65	—
Consumer	5	3

Total chargeoffs	70	3
Recoveries:
Real estate loans:
One - to four-family	—	—
Commercial	20	—
Consumer	—	2

Total recoveries	20	2

Net chargeoffs	50	1
Reserve for losses on commitments to extend credit	(10)	6
Provision for loan losses	381	246

Balance at end of period	$4,266	$3,039

Net charge offs to average loans	0.06%	0.00%
Reserve for losses on commitments to extend credit	$184	$279

As of March 31, 2003 the balance in the allowance for loans losses was $4.3 million compared to $3.9 million as of December 31, 2002 and $3.0 million as of March 31, 2002. In addition, the reserve for losses on commitments to extend credit was $184,000 as of March 31, 2003 compared to $174,000 as of December 31, 2002 and was $279,000 as of March 31, 2002. The balance of commitments to extend credit on undisbursed construction and other loans was $91.7 million as of March 31, 2003 compared to $87.0 million as of December 31, 2002 and was $61.9 million as of March 31, 2002. The reduction of the reserve for loan losses on commitments to extend credit was due to an internal evaluation of the credit risk of the underlying collateral, combined with a review of the historical losses incurred on the underlying collateral. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, the Directors’ Loan Committee has established reserve levels for each category based upon loan type as well as economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

As of March 31, 2003 the allowance was 1.19% of total gross loans compared to 1.14% as of December 31, 2002 and was 0.92% as of March 31, 2002. Including the reserve for losses on commitments to extend credit, the allowance as a percentage of total gross loans was 1.25% as of March 31, 2003 compared to 1.19% as of December 31, 2002 and was 1.00% as of March 31, 2002. The allowance for loan losses as a percentage of non-accrual loans was 141.63% as of March 31, 2003 compared to 175.02% as of December 31, 2002 and was 84.98% as of March 31, 2002. The allowance for loan losses, including reserves for losses on commitments to extend credit, to non-performing loans, net of government guarantees was 633% as of March 31, 2003 and December 31, 2002 compared to 303% as of

March 31, 2002. Management believes the allowance at March 31, 2002 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

The Company performs a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net charge offs for the quarter ended March 31, 2003 totaled $50,000, or 0.06% (annualized) of average loans outstanding, compared to $1,000, or 0.00% annualized, for the quarter ended March 31, 2002. The Director’s Loan Committee has also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. The Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other Repossessed assets. There were no other repossessed assets as of March 31, 2003 or December 31, 2002. The repossessed asset totaling $1.9 million as of March 31, 2002 was an aircraft.

Deposits and Borrowings

Total deposits decreased to $363.5 million as of March 31, 2003 compared to $364.0 million as of December 31, 2002 and $344.2 million as of March 31, 2002. Interest bearing deposits decreased to $306.7 million as of March 31, 2003 compared to $312.5 million as of December 31, 2002 and were $303.1 million as of March 31, 2002. Non-interest bearing deposits increased to $56.8 million as of March 31, 2003 compared to $51.4 million as of December 31, 2002 and were $41.1 million as of March 31, 2002. Retail banking deposits increased to fund SBA loan retention and loans held for sale, and reduce wholesale deposits. Total wholesale deposits were $54.0 million as of March 31, 2003 compared to $63.7 million as of December 31, 2002 and $76.5 million as of March 31, 2002. Total retail banking deposits increased to $309.5 million as of March 31, 2003 compared to $300.3 million as of December 31, 2002 and were $267.8 million as of March 31, 2002. Retail deposits increased as part of the Company’s overall expansion, including the addition of two retail banking offices in 2001.

During the first quarter of 2000, the Company issued $10 million in Trust Preferred Securities, which are debt instruments that act as additional capital for regulatory purposes. The average balance outstanding was $10 million for the three months ended March 31, 2003 and 2002, respectively. Proceeds from the issuance of Trust Preferred Securities were used to pay off debt and provide additional capital to the Bank subsidiary.

Other borrowings totaled $24.9 million as of March 31, 2003 compared to $15.5 million as of December 31, 2002 and were $33.5 million as of March 31, 2002. The Company established a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to purchase government securities and increase liquidity at the Company. In addition to the FHLB advances, other lines of credit are utilized to increase capital at the Bank. In June 2001, the Company borrowed $1.0 million from an unaffiliated lender to contribute to the equity capital of the Bank. The outstanding principal balance of this line as of March 31, 2003 was $1.9 million compared to $2.0 million as of December 31, 2002 and $1.0 million as of March 31, 2002. See the “Capital” discussion for further details on this loan.

Capital

The Company’s capital increased to $21.8 million as of March 31, 2003 compared to $20.6 million as of December 31, 2002 and was $18.0 million as of March 31, 2002. The $1.2 million increase in capital from December 31, 2002 to March 31, 2003 is a result of net income of $1.1 million for the quarter ended March 31, 2003 plus proceeds from the exercise of stock options.

As part of the Company’s strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. The Company declared a 5% stock dividend to shareholders of record as of November 15, 2002 which was paid on November 29, 2002. Whether or not stock dividends or any cash dividends will be paid in the future will be determined by the Board of Directors after consideration of various factors. The Company’s and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

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

On June 28, 2001, the Company entered into a loan agreement with Pacific Coast Bankers’ Bank pursuant to which the Company can borrow up to $2.0 million on a revolving line of credit. At March 31, 2003 and December 31, 2002, the outstanding balance on this line of credit was $2.0 million, compared to $1.0 million as of March 31, 2002. The proceeds of such loan were invested by the Company in the Bank in the form of equity capital. The loan provides for interest only payments until December 28, 2002, after which time the outstanding balance of the loan will begin amortizing over a 5 year period. The loan documents require the Company to obtain the prior consent of the lender before paying any cash dividend and before incurring additional indebtedness in excess of an additional $2.0 million outside the normal course of business.

At March 31, 2003 and December 31, 2002, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank. As of March 31, 2003, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 10.32% compared to 10.40% as of December 31, 2002. The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 9.10% as of March 31, 2003 compared to 9.20% as of December 31, 2002. The Bank’s regulatory Tier 1 Capital to average assets ratio was 7.93% as of March 31, 2003 compared to 7.95% as of December 31, 2002.

As of March 31, 2003, the Company’s regulatory Total capital to risk-weighted assets ratio was 9.88% compared to 9.99% as of December 31, 2002. The Company’s regulatory Tier 1 Capital to risk-weighted assets ratio was 7.88% as of March 31, 2003 and December 31, 2002. The Company’s regulatory Tier 1 Capital to average assets ratio was 6.87% as of March 31, 2003 compared to 6.80% as of December 31, 2002.

Financial Borrowings and Commitments

As of March 31, 2003 the financial borrowings and commitments having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Trust Preferred Securities	Other Borrowings	Total Commitments
	(dollars in thousands)
2003	$713	$—	$258	$971
2004	1,147	—	368	1,515
2005	1,182	—	398	1,580
2006	1,215	—	429	1,644
2007	1,068	—	463	1,531
Thereafter	10,970	10,000	—	20,970

Total	$16,295	$10,000	$1,916	$28,211

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

The Company’s primary sources of liquidity are derived from financing activities which include the acceptance of customer and broker deposits, federal funds facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading securities portfolio and sales and participation of eligible loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

The Company experienced net cash inflows of $9.5 million during the three months ended March 31, 2003 compared to a net cash outflows of $2.3 million during the three months ended March 31, 2002 from operating activities. Net cash inflows from operating activities during the first quarter of 2003 were primarily from the proceeds from the sale of loans held for sale in excess of the origination of loans held for sale, combined with the net income of the Company. During the three months ended March 31, 2002 the net cash outflows from operating activities were the result of the net proceeds from the origination of loans held for sale, which were greater than the proceeds from the sale of loans held for sale and partially offset by the net income for the quarter. Net cash outflows from investing activities totaled $19.0 million and $32.9 million during the quarters ended March 31, 2003 and 2002, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment and purchases of trading and held-to-maturity investment securities. These activities were partially offset by net proceeds from the maturities of investment securities held-to-maturity and sale of trading securities. The Company experienced net cash inflows from financing activities of $9.0 million and $39.4 million during the three months ended March 31, 2003 and 2002, respectively. During the first quarters of 2003 and 2002 net cash inflows were primarily from advances from the Federal Home Loan Bank. In addition, during the first quarter of 2002 the Company had approximately $10.9 million in net cash inflows from the increase in interest bearing and non-interest bearing deposits.

As a means of augmenting its liquidity, the Company has established federal funds lines with a correspondent bank. At March 31, 2003 the Company’s available borrowing capacity includes approximately $5.0 million in federal funds line facilities and $19.2 million in unused FHLB advances. Management believes its liquidity sources to be stable and adequate. At March 31, 2003, management was not aware of any information that was reasonably likely to have a material effect on the Company’s liquidity position.

The liquidity of the parent company, Community Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the quarters ended March 31, 2003 and 2002, there were no dividends paid by the Bank to Community Bancorp Inc. As of March 31, 2003, approximately $6.4 million of undivided profits of the Bank were available for dividends to the Company.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets and interest-only strips and the valuation of other repossessed assets. Actual results could differ from those estimates.

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

In determining the appropriate level of the allowance for loan losses, the Directors’ Loan Committee initially identifies all classified, restructured or non-performing loans and assesses each loan for impairment, as well as any government guarantees on these loans, which in general do not require an allowance for loan loss. Loans are considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. The Company measures an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.

After the specific allowances for loans are allocated, the remaining loans are pooled based on collateral type. A range of potential losses is determined using an eight quarter historical analysis by pool based on the relative carrying value at the time of charge off. In addition, the Directors’ Loan Committee establishes reserve levels for each pool based upon loan type as well as market condition for the underlying collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of loans outstanding. All non-specific reserves are allocated to each of these pools.

The reserve for losses on commitments to extend credit are determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. The Directors’ Loan Committee also establishes a reserve for each pool based upon loan type as well as market conditions for the underlying real estate or other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

•	Servicing assets and interest-only strips. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future market rates for the expected life of the loans. The Company uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at March 31, 2003, the Company utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 10%. In estimating fair values at December 31, 2002, the Company utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three months ended March 31, 2003 and 2002. At March 31, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7% and a discount rate of 10%. At December 31, 2002, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•	Real Estate Owned and Other Repossessed Assets. Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. At March 31, 2002, the repossessed asset is an aircraft. Valuation of the aircraft was done using the collateral method based on a recent appraisal of the underlying collateral. There were no real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure or other repossessed assets as of March 31, 2003 or December 31, 2002.

New Accounting Standards. Refer to Note 2 in the Company’s 2002 Annual Report on Form 10-K.

Regulatory Environment. Refer to “SUPERVISION AND REGULATION” in the Company’s 2002 Annual Report on Form 10-K.

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

The Company realizes income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of March 31, 2003, 87.68% of the Company’s loan portfolio was tied to adjustable rate indices. The majority of the loans are tied to prime and reprice immediately. The exception is SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of March 31, 2003, 58.65% of the Company’s deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of March 31, 2003, 28.64% of the Company’s borrowings were fixed rate with a remaining term of 26 years. The Company entered into an interest rate swap in December 2002 which effectively changes this fixed rate liability to a variable rate liability with a six months adjustment period. The Gap table on page 26 reflects the affects of this interest rate swap.

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

At March 31, 2003, 69.50% of the Company’s interest-bearing deposits were comprised of certificate accounts, the majority of which have original terms averaging eleven months. The remaining, weighted average term to maturity for the Company’s certificate accounts approximated five months at March 31, 2003. Generally, the Company’s offering rates for certificate accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before the Company’s customers no longer will maintain the deposit with the Company.

In addition to the Certificates of Deposits, the Company has $93.6 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of March 31, 2003, with rates being paid between 0.35% and 2.00%. Although the following table would indicate that declines in interest rates would result in a corresponding decline in the cost of deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before the Company’s customers no longer will maintain the deposit with the Company.

The following table sets forth information concerning repricing opportunities for the Company’s interest-earning assets and interest bearing liabilities as of March 31, 2003. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of March 31, 2003

	0 -3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$186,136	$14,130	$40,410	$70,171	$2,466	$313,313
Fixed rate loans, gross (1)(2)	1,455	5,912	3,122	11,218	22,332	44,039
Investments:
Investment securities held-to-maturity	—	499	995	2,006	14,987	18,487
Investment securities available-for-sale	—	—	—	—	4,031	4,031
Federal funds sold	5,830	—	—	—	—	5,830
Trading securities	13,119					13,119
Other investments	2,102	—	99	—	569	2,770

Total interest sensitive assets	208,642	20,541	44,626	83,395	44,385	401,589

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	56,753	56,753
Interest bearing (1)	189,262	60,556	54,479	1,070	1,363	306,730
Other Borrowings (3)	34,916	—	—	—	—	34,916

Total interest sensitive liabilities	$224,178	$60,556	$54,479	$1,070	$58,116	$398,399

GAP Analysis
Interest rate sensitivity gap	$(15,536)	$(40,015)	$(9,853)	$82,325	$(13,731)	$3,190
GAP as % of total interest sensitive assets	-3.87%	-9.96%	-2.45%	20.50%	-3.42%	0.79%
Cumulative interest rate sensitivity gap	$(15,536)	$(55,551)	$(65,404)	$16,921	$3,190	$3,190
Cumulative gap as % of total interest sensitive assets	-3.87%	-13.83%	-16.29%	4.21%	0.79%	0.79%

(1)	Fixed rate loans and time deposits are assumed to mature on their contractual maturity date, and no assumptions have been assumed for historical prepayment experience. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company’s assumptions
(2)	Non-accrual loans are included as fixed rate loans with a maturity of one year or less for purposes of this table.
(3)	Other borrowings reflect the effects of the interest rate swap.

During the quarter ended March 31, 2003, the fixed rate loans with a maturity of one year or less paid off or were sold. During the same period, the Company increased its use of short term borrowings and the amount of short term interest bearing deposits. The effect of the funding of longer term loans with shorter term liabilities was to increase the one year static maturity gap from –10.51% as of December 31, 2002 to –16.29% as of March 31, 2003. There are no current plans to decrease the negative one year static maturity gap through additional investments in short term assets at this time.

Static Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on net interest income. Static Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relationship between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of the Company’s loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as non-interest-bearing demand deposits, in the static Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make the Company’s behavior more asset sensitive than is indicated in the static Gap analysis. Management expects to experience higher net interest income when rates rise, the opposite of what is indicated by the static Gap analysis.

The following table shows the effects of changes in projected net interest income for the twelve months ending March 31, 2004 under the interest rate shock scenarios stated. The table was prepared as of March 31, 2003, at which time prime was 4.25%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
	(dollars in thousands)
+ 300 bp	$25,036	$3,962	18.80%
+ 200 bp	$23,318	$2,244	10.65%
+ 100 bp	$21,836	$762	3.62%
0 bp	$21,074
- 25 bp	$20,889	$(185)	-0.88%
- 50 bp	$20,678	$(396)	-1.88%
- 100 bp	$20,249	$(825)	-3.91%

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

Item 4 Submission of matters to security holders

None to report.

Item 5 Other information

None to report.

Item 6 Exhibits and Reports from 8-K

(a) Exhibits

99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed an 8-K report on February 5, 2003 which contained the text of the 2002 year and fourth quarter earnings press release.

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP INC.
(Registrant)

/s/ THOMAS E. SWANSON
Thomas E. Swanson President and Chief Executive Officer

Date May 5, 2003

/s/ L. BRUCE MILLS, JR.
L. Bruce Mills, Jr. Sr. Vice President, Chief Financial Officer

Date May 5, 2003

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

Date May 5, 2003

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

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ L. BRUCE MILLS, JR. L. Bruce Mills, Jr. Sr. Vice President, Chief Financial Officer

Date May 5, 2003

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002