Form 10-Q
period 2003-06-30
COMMUNITY BANCORP INC
filed 2003-07-24
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

for the quarterly period ended June 30, 2003

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

Check whether or not the Company is an accelerated filer as defined in Exchange Rule Act 12b-2.    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of June 30, 2003:  3,629,127

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2003	December 31, 2002	June 30, 2002
	(dollars in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$28,792	$21,504	$59,761
Restricted cash	—	1,152	—
Interest bearing deposits in financial institutions	99	99	99
Investments:
Trading securities, at fair value	3,150	16,076	—
Held-to-maturity, at amortized cost; estimated fair value of $16,020 (2003), $21,631 (Dec 2002) and $23,516 (June 2002)	15,707	21,306	23,315
Available-for-sale, at estimated fair value ($1.8 million restricted)	3,691	—	—
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	2,286	1,548	2,388
Loans held for investment	328,685	290,537	275,767
Less allowance for loan losses	(4,530)	(3,945)	(3,276)

Net loans held for investment	324,155	286,592	272,491
Loans held for sale	43,975	52,879	33,623
Premises and equipment, net	3,876	4,179	4,444
Other real estate owned	721	—	197
Accrued interest and other assets	7,151	5,252	4,447
Income tax receivable	89	309	79
Deferred tax asset, net	1,686	1,705	1,240
Servicing assets, net	2,901	2,617	1,946
Interest-only strips, at fair value	525	480	396

Total assets	$438,804	$415,698	$404,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Interest bearing	$309,269	$312,514	$297,521
Non-interest bearing	63,789	51,438	42,407

Total deposits	373,058	363,952	339,928
Trust Preferred Securities (net of unrealized gains on interest rate swaps of $469 (2003), $4 (Dec 2002) and $0 (June 2002)	10,000	10,000	10,000
Other borrowings	26,192	15,500	31,450
Reserve for losses on commitments to extend credit	190	174	260
Accrued expenses and other liabilities	5,900	5,499	4,083

Total liabilities	415,340	395,125	385,721

Commitments and contingencies (Note 5)
Shareholders’ equity
Common stock, $ .625 par value; authorized 10,000,000 shares, issued and outstanding, 3,629,000 at June 30, 2003; 3,542,000 at December 31, 2002 and 3,335,000 at June 30, 2002	2,268	2,214	2,084
Additional paid-in capital	11,058	10,734	9,380
Accumulated other comprehensive income, net of income taxes	26	—	—
Retained earnings	10,112	7,625	7,241

Total shareholders’ equity	23,464	20,573	18,705

Total liabilities and shareholders’ equity	$438,804	$415,698	$404,426

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$6,344	$5,815	$12,413	$11,411
Interest on cash equivalents	32	88	58	146
Interest on interest bearing deposits in financial institutions	1	1	4	4
Interest on trading securities	31	—	89	—
Interest on U.S Treasury, gov’t. agencies & other securities	228	339	487	530

Total interest income	6,636	6,243	13,051	12,091

Interest Expense:
Interest expense—deposits	1,362	1,870	2,848	3,878
Interest expense—other borrowed money	272	400	558	740

Total interest expense	1,634	2,270	3,406	4,618

Net interest income before provision for loan losses	5,002	3,973	9,645	7,473
Provision for loan losses	340	233	721	479

Net interest income after provision for loan losses	4,662	3,740	8,924	6,994

Other operating income:
Net gain on sale of loans	1,234	1,467	2,371	2,354
Loan servicing fees, net	163	108	315	196
Customer service charges	181	135	368	275
Loss on other repossessed assets	—	(49)	—	(49)
Other fee income	206	175	512	390

Total other operating income	1,784	1,836	3,566	3,166

Other operating expenses:
Salaries and employee benefits	2,383	2,221	4,721	4,350
Occupancy	322	380	639	676
Telephone	64	84	124	155
Premises and equipment	75	72	130	138
Data processing	174	146	334	316
Depreciation and amortization expense	204	366	414	524
Marketing and promotions	70	93	126	147
Professional services	288	237	605	418
Director, officer and employee expenses	152	129	290	229
Office expenses	154	142	316	250
Other expenses	339	485	658	727

Total other operating expenses	4,225	4,355	8,357	7,930

Income before income taxes	2,221	1,221	4,133	2,230
Provision for income taxes	858	508	1,646	927

Net income	$1,363	$713	$2,487	$1,303

Comprehensive income	$1,386	$713	$2,513	$1,303

Basic earnings per share	$0.38	$0.20	$0.69	$0.38

Diluted earnings per share	$0.36	$0.20	$0.66	$0.37

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$2,487	$1,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	414	524
Provision for loan losses	721	479
Net amortization (accretion) of premiums (discounts) on securities and loans held to maturity	127	(183)
Amortization of Affordable Housing Investment	30	—
Net gain on sale of loans held for sale	(1,759)	(1,605)
Loss on sale of other real estate owned	—	49
Deferred income taxes	19	—
Change in value of interest-only strips	93	(40)
Capitalization of interest-only strips	(138)	(2)
Capitalization of servicing asset	(441)	(751)
Amortization of servicing asset	172	118
Change in valuation allowance for servicing asset	(15)	(6)
Unrealized loss on trading securities	16	—
Origination of loans held for sale	(37,012)	(56,964)
Proceeds from sale of loans held for sale	45,083	65,657
Increase (decrease) in reserve for losses on commitments to extend credit	16	(25)
Decrease in restricted cash	1,152	—
Decrease in income tax receivable	220	—
Decrease (increase) in accrued interest and other assets	(860)	1,142
Increase in accrued expenses and other liabilities	(639)	(375)

Net cash provided by operating activities	9,686	9,321

Cash flows from investing activities:
Origination of loans held for investment	(122,398)	(71,733)
Proceeds from principal paid on loans held for investment	85,965	63,541
Net change in interest bearing deposits in financial institutions	—	497
Purchase of trading securities	(23,089)	—
Sale of trading securities	36,000	—
Purchases of securities held-to-maturity	(1,260)	(13,988)
Maturities of securities held-to-maturity	7,672	1,472
Purchase of securities available-for-sale	(4,078)	—
Maturities of securities available-for-sale	422	—
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(738)	(1,323)
Increase in Affordable Housing Investment	(959)	—
Proceeds from sale of other repossessed assets	—	1,851
Additions to premises and equipment	(111)	(2,044)

Net cash used in investing activities	(22,574)	(21,727)

(continued)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

(continued)

	For the six months ended June 30,
	2003	2002
Cash flows from financing activities:
Net increase/(decrease) in deposits:
Interest bearing	$(3,245)	$2,445
Non-interest bearing	12,351	4,149
Proceeds from exercise of stock options	378	88
Repayment of other borrowings	(168)	(813)
Proceeds from other borrowings	10,860	26,539
Proceeds from sale of unallocated ESOP shares	—	813

Net cash provided by financing activities	20,176	33,221

Net increase (decrease) in cash and cash equivalents	7,288	20,815

Cash and cash equivalents at beginning of period	21,504	38,946

Cash and cash equivalents at end of period	$28,792	$59,761

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits	3,558	4,147
Interest on other borrowings	550	641

Total interest paid	$4,108	$4,788

Income Taxes	$1,425	$1,140

Supplemental disclosure of non-cash investing activities:
Loans transferred to other repossessed assets	$721	$197

Loans to facilitate the sale of repossessed assets	$—	$1,615

Loans held for investment transferred to held for sale	$5,264	$2,198

Change in unrealized gains on available-for-sale securities net of taxes of $18 and $0, respectively, recorded in Other Comprehensive Income	$26	$—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(unaudited)

Note 1    Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiaries Community National Bank (the “Bank”) and Community (CA) Capital Trust I (the “Trust”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2003, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2003 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

Note 2    Significant Accounting Policies

Stock Option Plans

At June 30, 2003, the Company had three stock option plans, which are described more fully in Note 13 in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the six months ended June 30:

	2003	2002
Net income, as reported	$2,487,000	$1,303,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(80,000)	(119,000)

Proforma net income	$2,407,000	$1,184,000

Basic income per share, as reported	$0.69	$0.38
Proforma basic income per share	$0.67	$0.34

Diluted income per share, as reported	$0.66	$0.37
Proforma diluted income per share	$0.64	$0.33

Note 3    Loans and Related Allowance for Loan Losses:

A summary of loans are as follows:

	June 30, 2003			December 31, 2002
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Construction loans	$—	$76,166	$76,166	$—	$67,445	$67,445
Real estate one- to four-family	—	10,838	10,838	3,219	13,634	16,853
Real estate commercial and multi-family	44,060	189,641	233,701	49,619	158,189	207,808
Consumer home equity lines of credit	—	1,752	1,752	—	3,394	3,394
Other consumer	—	3,151	3,151	—	3,928	3,928
Commercial	—	19,949	19,949	—	16,408	16,408
Aircraft	—	29,375	29,375	—	29,462	29,462

Total gross loans	44,060	330,872	374,932	52,838	292,460	345,298
Deferred loan origination costs (fees)	67	(673)	(606)	195	(557)	(362)
Discount on unguaranteed portion of SBA loans retained	(152)	(1,514)	(1,666)	(154)	(1,366)	(1,520)
Allowance for loan losses	—	(4,530)	(4,530)	—	(3,945)	(3,945)

Net loans	$43,975	$324,155	$368,130	$52,879	$286,592	$339,471

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

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of June 30, 2003 and December 31, 2002, the valuation allowance for the servicing assets was $35,000 and $50,000, respectively. In estimating fair values at June 30, 2003, the Company utilized a weighted average prepayment assumption of approximately 8% and a discount rate of 10%. In estimating fair values at December 31, 2002, the Company utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

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

Commitments to extend credit amounting to $35,114,000 and $33,327,000 were outstanding at June 30, 2003 and December 31, 2002, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, which in general have a term of three months or less, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $2,475,000 and $2,243,000 were outstanding at June 30, 2003 and December 31, 2002, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

Undisbursed construction loans and lines of credit amounting to $91,181,000 and $84,786,000 were outstanding at June 30, 2003 and December 31, 2002, respectively. Undisbursed construction loans are commitments to make additional principal advances on construction loans subject to completion of phases of construction verified by inspection. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan in their discretion and may expire between one and eighteen months. The Company has a reserve for losses on commitments to extend credit totaling $190,000 and $174,000 as of June 30, 2003 and December 31, 2002, respectively.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of June 30, 2003 and December 31, 2002, the Company had non-mandatory commitments to sell loans of none and $4,787,000, respectively.

In December 2002, the Company entered into an interest rate swap agreement with a third party. The terms of the agreement include, amongst other things, a collateral requirement which would offset any credit risk between the Company and the third party. The collateral requirement is the greater of the mark to market value of the interest rate swap agreement or a minimum of $945,000. As of June 30, 2003, the collateral requirement was $945,000. Should interest rates increase, it is probable that the mark to market value of the interest rate swap will exceed the minimum requirement of $945,000, which would require additional securities or other collateral to be pledged. As of June 30, 2003, the Company pledged one agency mortgage backed security classified as available for sale as collateral with a market value of $1.8 million. At December 31, 2002, the Company pledged restricted cash as collateral. The unrealized gain on the interest rate swap was $469,000 and $4,000 as of June 30, 2003 and December 31, 2002, respectively. Such amounts have been recorded net of the change in value of the hedged Trust Preferred Securities on the accompanying consolidated balance sheets. The unrealized gains on the interest rate swap are offset by the corresponding changes in the unrealized losses on the Trust Preferred Securities in the accompanying consolidated income statements.

Because of the nature of its activities, the Company is from time to time subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their relationships. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Note 6    Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the six months ended June 30,
	2003			2002
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$2,487			$1,303

Basis EPS Earnings available to common shareholders	$2,487	3,582,301	$0.69	$1,303	3,465,954	$0.38
Effect of Dilutive Securities Options	—	194,184	0.03	—	99,464	0.01

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$2,487	3,776,485	$0.66	$1,303	3,565,418	$0.37

	For the three months ended June 30,
	2003			2002
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$1,363			$713

Basis EPS Earnings available to common shareholders	$1,363	3,603,509	$0.38	$713	3,501,134	$0.20
Effect of Dilutive Securities Options	—	218,475	0.02	—	107,570	—

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$1,363	3,821,984	$0.36	$713	3,608,704	$0.20

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

	For the six months ended June 30,
	2003			2002
	Banking Division	SBA Division	Total Company	Banking Division	SBA Division	Total Company
	(dollars in thousands)
Interest income	$9,877	$3,174	$13,051	$8,692	$3,399	$12,091
Interest expense	(2,000)	(1,406)	(3,406)	(3,013)	(1,605)	(4,618)

Net interest income before provision	7,877	1,768	9,645	5,679	1,794	7,473
Provision for loan losses	(503)	(218)	(721)	(404)	(75)	(479)
Other income	806	2,760	3,566	689	2,477	3,166
Other expenses	(5,976)	(2,381)	(8,357)	(5,848)	(2,082)	(7,930)

Income before income taxes	2,204	1,929	4,133	116	2,114	2,230
Income taxes	(844)	(802)	(1,646)	(48)	(879)	(927)

Net income	$1,360	$1,127	$2,487	$68	$1,235	$1,303

Assets employed at quarter end	$340,590	$98,214	$438,804	$310,623	$93,803	$404,426

	For the three months ended June 30,
	2003			2002
	Banking Division	SBA Division	Total Company	Banking Division	SBA Division	Total Company
	(dollars in thousands)
Interest income	$5,050	$1,586	$6,636	$4,496	$1,747	$6,243
Interest expense	(963)	(671)	(1,634)	(1,482)	(788)	(2,270)

Net interest income before provision	4,087	915	5,002	3,014	959	3,973
Provision for loan losses	(200)	(140)	(340)	(226)	(7)	(233)
Other income	356	1,428	1,784	344	1,492	1,836
Other expenses	(2,915)	(1,310)	(4,225)	(3,198)	(1,157)	(4,355)

Income before income taxes	1,328	893	2,221	(66)	1,287	1,221
Income taxes	(487)	(371)	(858)	27	(535)	(508)

Net income	$841	$522	$1,363	$(39)	$752	$713

Asset employed at quarter end	$340,590	$98,214	$438,804	$310,623	$93,803	$404,426

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

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Management is currently evaluating the impact of this new rule on the financial statements and does not anticipate the adoption of this pronouncement will have a material impact on its results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and six months ended June 30, 2003. This analysis should be read in conjunction with our 2002 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Community,” “us,” “we,” and “our” refers to only Community Bancorp Inc.

Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business and other factors referenced in the 10-K report for December 31, 2002 on file with the SEC, including in “Item 1. BUSINESS—FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS.” We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report. All per share numbers have been adjusted for the effects of a 5% stock dividend paid in November 2002.

Community Bancorp

We are a Southern California-based bank holding company for Community National Bank. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the I-15 corridor in northern San Diego County and southern Riverside County. San Diego and Riverside Counties, according to U.S. census data, were among the top ten fastest growing counties in the United States measured by numerical population growth from April 2000 to July 2002.

At June 30, 2003, we had total assets of $439 million, total deposits of $373 million and shareholders’ equity of $23.5 million. We have five full service branches serving the communities of Escondido, Vista, Fallbrook, Bonsall and Temecula and an additional five Small Business Administration (SBA) loan production offices in California that originate loans in California, Arizona, Nevada and Oregon. According to June 30, 2002 FDIC data, our five branches have an 8.4% combined deposit market share within the five cities we serve, which would rank us first among community banks and fourth among all banks and thrifts.

Community National Bank

The Bank commenced operations in September 1985 as a national banking association. As a national banking association, the Bank is subject to primary supervision, examination and regulation by the Comptroller of the Currency. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation up to the applicable limits thereof, and like all national banks, the Bank is a member of the Federal Reserve System.

The Bank is comprised of two divisions, Banking and SBA. The Banking Division serves its customers out of the branch offices and is focused on more “traditional” aspects of commercial banking, including building long term relationships and servicing the entire banking relationship. The SBA Division focuses on the origination and servicing of SBA loans that we may retain in the Bank’s loan portfolio or sell to third party investors.

General Business Strategy

Our strategy is to be a high performing bank holding company serving the needs of small to medium-sized businesses and individuals in our targeted communities.

Our operating goals are to:

•	Enhance profitability and expand our franchise;

•	Maintain high credit quality;

•	Increase core deposits and lower our cost of funds; and

•	Efficiently manage capital.

Enhance profitability and expand our franchise.    We have improved earnings by expanding net interest income, growing non-interest income and controlling expenses. This has resulted in record earnings for 2002 of $3.0 million and $2.5 million for the first six months of 2003. Our return on average equity (“ROAE”) was 16.00% and 22.60% for the same periods. Our efficiency ratio has also improved to 70.25% for 2002 and to 63.26% for the first six months of 2003.

Maintain high credit quality.    Oversight of our lending portfolio has been performed by individuals with extensive experience in commercial lending, and who have been with us for a significant period of time. Donald W. Murray, Executive Vice President, Chief Credit Officer has 20 years experience in commercial and SBA lending and has been with us since 1994. Gary M. Youmans, Executive Vice President, was hired in 1991 to develop our SBA lending operation. Mr. Youmans has over 33 years of experience in banking and SBA lending. In addition, our other non-SBA commercial lending officers have an average tenure with us of 5 years, and have experience in excess of 15 years on average in commercial lending. Our consistent lending quality and underwriting expertise is the result of experienced lenders and sound underwriting practices.

Over the last five years the percentage of our net loan charge-offs to average loans outstanding was 0.13% with the percentages being 0.19% for 2002 and 0.07% for the first six months of 2003. Non-accrual loans, net of government guarantees, to total loans have averaged 0.42% of total loans for the last five years and were 0.20% at June 30, 2003.

Increase core deposits and lower our cost of funds.    In 2000, Michael Patterson, Senior Vice President and Chief Administrative Officer, was hired to oversee retail banking. Mr. Patterson, with 27 years experience as a regional retail banking manager for major banks and thrifts, brought new focus to both core deposit and fee generation on the deposit side. In addition, Mr. Patterson expanded the branch operation by adding two new branches in 2001, with an additional branch planned for 2004. As a result, transaction accounts (checking, savings and money market accounts) increased 26% for the second quarter over last year’s second quarter to $166.5 million as of June 30, 2003. Non-interest bearing deposits increased by 50% at the end of the second quarter of 2003 over June 30, 2002 levels.

With the continued expansion of the retail banking operations, wholesale deposits as a percentage of total deposits have been declining. Wholesale deposits decreased from $81.7 million as of December 31, 2001 to $63.7 million as of December 31, 2002 and to $50.3 million as of June 30, 2003. We reduced the costs of deposits by 72 basis points between June 30, 2002 and June 30, 2003. This has contributed to the improved net interest margin.

Efficiently manage capital.    We have efficiently managed capital at the holding company while maintaining a “well-capitalized” status on all regulatory capital ratios at the Bank level. We maintain our capital levels at appropriate levels to fund foreseeable growth. Our capital base at the holding company is made up of borrowed funds, Trust Preferred Securities and Common Stock. Our goal is to continue to maximize ROAE and minimize our overall cost of capital by maintaining an efficient capital structure.

RESULTS OF OPERATIONS

Net Income

Net income increased to $1.4 million for the three months ended June 30, 2003 compared to $713,000 for the three months ended June 30, 2002. Basic earnings per share were $0.38 and $0.20 for the three months ended June 30, 2003 and 2002, respectively. Diluted earnings per share were $0.36 and $0.20 for the three months ended June 30, 2003 and 2002, respectively. ROAE was 24.05% for the three months ended June 30, 2003 compared to 15.93% for the three months ended June 30, 2002. The return on average assets (“ROAA”) for the three months ended June 30, 2003 was 1.27% compared to 0.71% for the three months ended June 30, 2002.

Net income increased to $2.5 million for the six months ended June 30, 2003 compared to $1.3 million for the six months ended June 30, 2002. Basic earnings per share were $0.69 and $0.38 for the six months ended June 30, 2003 and 2002, respectively. Diluted earnings per share were $0.66 and $0.37 for the six months ended June 30, 2003 and 2002, respectively. ROAE was 22.60% for the six months ended June 30, 2003 compared to 14.73% for the six months ended June 30, 2002. The ROAA for the six months ended June 30, 2003 was 1.17% compared to 0.67% for the six months ended June 30, 2002.

The increase in net income and profitability over both the three months ended and the six months ended June 30, 2003 was mainly due to the increases in net interest income, partially offset by an increase in provision for loan losses. Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. For the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, non-interest income decreased due to lower gain on sale revenue and other operating expenses decreased, because of $281,000 of one time costs associated with the relocation of our headquarters in last year’s second quarter. For the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, non-interest income increased due to an increase in loan servicing fees, customer service charges and other fee income and other operating expenses increased due to a rise in salaries and employee benefits and professional services. These increases in other operating expenses were partially offset by decreases in depreciation and other expenses as a result of one time expenses associated with the relocation of our corporate headquarters in the second quarter of 2002.

Interest Income and Expense

Net interest income is the most significant component of our income from operations. Net interest income is the difference (the “interest rate spread”) between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table. All liabilities are short term with the exception of the Trust Preferred Securities, which are long term.

	For the three months ended June 30,
	2003			2002
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$29,176	$260	3.57%	$26,710	$340	5.11%
Fed funds sold	10,923	32	1.18%	20,540	88	1.72%
Loans:
Commercial	135,731	2,277	6.73%	141,295	2,415	6.86%
Real Estate	221,659	3,963	7.17%	176,030	3,258	7.42%
Consumer	5,344	104	7.81%	7,334	142	7.77%

Total loans	362,734	6,344	7.01%	324,659	5,815	7.18%

Total earning assets	402,833	6,636	6.61%	371,909	6,243	6.73%
Non earning assets	27,848			27,390

Total average assets	$430,681			$399,299

Average liabilities and shareholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$98,924	197	0.80%	$90,169	212	0.94%
Time deposits	211,983	1,165	2.20%	213,053	1,658	3.12%

Total interest bearing deposits	310,907	1,362	1.76%	303,222	1,870	2.47%
Demand deposits	60,152	—		44,073	—
Trust preferred securities (1)	10,000	170	6.82%	10,000	278	11.15%
Other borrowings	21,192	102	1.93%	19,560	122	2.50%

Total interest bearing liabilities	402,251	1,634	1.63%	376,855	2,270	2.42%
Accrued expenses and other liabilities	5,759			4,545
Net shareholders equity	22,671			17,899

Total average liabilities shareholders equity	$430,681			$399,299

Net interest spread			4.98%			4.31%

Net interest income		$5,002			$3,973

Net interest margin			4.98%			4.28%

(1) Trust Preferred Securities are shown net of the effect of the interest rate swap described below.

        Interest income for the three months ended June 30, 2003 increased to $6.6 million, compared to $6.2 million for the three months ended June 30, 2002. The increase was due to the 8.31% increase in the average balance of interest earning assets, and was partially offset by a decrease in the yield on those assets. The use of interest rate floors on our loans has significantly mitigated the effects of the 5.25% decline in the prime rate since the beginning of 2001. For a further discussion of our interest rate floors, see “ITEM 3.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.” Average interest earning assets increased to $402.8 million for the three months ended June 30, 2003 compared to $371.9 million for the three months ended June 30, 2002. The yield on interest earning assets decreased to 6.61% for the three months ended June 30, 2003 compared to 6.73% for the three months ended June 30, 2002. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $221.7 million with a yield of 7.17% for the three months ended June 30, 2003 compared to $176.0 million with a yield of 7.42% for the three months ended June 30, 2002.

Interest expense for the three months ended June 30, 2003 decreased to $1.6 million compared to $2.3 million for the three months ended June 30, 2002. This decrease was due to the repricing of maturing certificates of deposit (“CDs”) following a 5.25% decline in the prime rate since the beginning of 2001 combined with the effects of an interest rate swap hedging the Trust Preferred Securities, and was partially offset by an increase in average deposits and other borrowings. Average interest-bearing liabilities increased to $402.3 million for the three months ended June 30, 2003 compared to $376.9 million for the three months ended June 30, 2002. Average time deposits, the largest component of interest bearing liabilities, decreased to $212.0 million with a cost of 2.20% for the three months ended June 30, 2003 compared to $213.1 million with a cost of 3.12% for the three months ended June 30, 2002.

Other average borrowings increased to $31.2 million with a cost of 3.50% for the three months ended June 30, 2003 compared to $29.6 million with a cost of 5.43% for the three months ended June 30, 2002. We issued $10.0 million in Trust Preferred Securities in 2000. In December 2002, the Company entered into an interest rate swap agreement with a third party, which in effect changed the interest rate from an 11.0% fixed rate coupon to a six month floating rate that resets semi-annually at 5.455% over six month LIBOR. As a result of the interest rate swap, the cost of the Trust Preferred Securities declined to 6.82% for the three months ended June 30, 2003 compared to 11.15% for the three months ended June 30, 2002.

In addition to the decrease in cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Demand deposits increased 36% from an average $44.1 million for the three months ended June 30, 2002 to $60.2 million for the three months ended June 30, 2003. Our cost of funds was reduced 15% due to the increased average balance of demand deposits for the second quarter 2003, compared to 12% for the second quarter 2002.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table. All liabilities are short term with the exception of the Trust Preferred Securities, which are long term.

	For the six months ended June 30,
	2003			2002
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$32,090	$580	3.64%	$20,915	$534	5.15%
Fed funds sold	9,946	58	1.18%	17,214	146	1.71%
Loans:
Commercial	136,921	4,574	6.74%	141,957	4,728	6.72%
Real Estate	213,079	7,607	7.20%	173,994	6,399	7.42%
Consumer	6,037	232	7.75%	7,162	284	8.00%

Total loans	356,037	12,413	7.03%	323,113	11,411	7.12%

Total earning assets	398,073	13,051	6.61%	361,242	12,091	6.75%
Non earning assets	26,289			25,870

Total average assets	$424,362			$387,112

Average liabilities and shareholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$93,472	377	0.81%	$90,297	454	1.01%
Time deposits	213,800	2,471	2.33%	208,500	3,424	3.31%

Total interest bearing deposits	307,272	2,848	1.87%	298,797	3,878	2.62%
Demand deposits	56,153	—		41,908	—
Trust preferred securities (1)	10,000	342	6.90%	10,000	556	11.21%
Other borrowings	23,365	216	1.86%	14,285	184	2.60%

Total interest bearing liabilities	396,790	3,406	1.73%	364,990	4,618	2.55%
Accrued expenses and other liabilities	5,560			4,426
Net shareholders equity	22,012			17,696

Total average liabilities shareholders equity	$424,362			$387,112

Net interest spread			4.88%			4.20%

Net interest income		$9,645			$7,473

Net interest margin			4.89%			4.17%

(1)	Trust Preferred Securities are shown net of the interest rate swap described below.

Interest income for the six months ended June 30, 2003 increased to $13.1 million compared to $12.1 million for the six months ended June 30, 2002. The increase was due to the 10.20% increase in the average balance of interest earning assets, and was partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $398.1 million for the six months ended June 30, 2003 compared to $361.2 million for the six months ended June 30, 2002. The yield on interest earning assets decreased to 6.61% for the six months ended June 30, 2003 compared to 6.75% for the six months ended June 30, 2002. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $213.1 million with a yield of 7.20% for the six months ended June 30, 2003 compared to $174.0 million with a yield of 7.42% for the six months ended June 30, 2002.

Interest expense for the six months ended June 30, 2003 decreased to $3.4 million compared to $4.6 million for the six months ended June 30, 2002. This decrease was due to the repricing of maturing certificates of deposit (“CDs”) combined with the effects of an interest rate swap hedging our Trust Preferred Securities, and was partially offset by an increase in average deposits and other borrowings. Average interest-bearing liabilities increased to $396.8 million for the six months ended June 30, 2003 compared to $365.0 million for the six months ended June 30, 2002. Average time deposits, the largest component of interest bearing deposits, increased to $213.8 million with a cost of 2.33% for the six months ended June 30, 2003 compared to $208.5 million with a cost of 3.31% for the six months ended June 30, 2002.

Other average borrowings increased to $23.4 million with a cost of 1.86% for the six months ended June 30, 2003 compared to $14.3 million with a cost of 2.60% for the six months ended June 30, 2002. In March of 2001, we established a line of credit with the Federal Home Loan Bank (FHLB) collateralized by commercial loans. Funds from the credit line were used to increase our liquidity. In addition to FHLB advances, other lines of credit are utilized to increase capital at the Bank and, until February 14, 2002, to fund our ESOP. The loan to our ESOP was paid in full on February 14, 2002. As a result of an interest rate swap, the cost of our Trust Preferred Securities declined to 6.90% for the six months ended June 30, 2003 compared to 11.21% for the six months ended June 30, 2002.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended June 30, 2003 was $5.0 million compared to $4.0 million for the three months ended June 30, 2002. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $402.8 million for the three months ended June 30, 2003 with a net interest margin of 4.98% compared to $371.9 million with a net interest margin of 4.28% for the three months ended June 30, 2002.

Net interest income before provision for estimated loan losses for the six months ended June 30, 2003 was $9.6 million compared to $7.5 million for the six months ended June 30, 2002. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $398.1 million for the six months ended June 30, 2003 with a net interest margin of 4.89% compared to $361.2 million with a net interest margin of 4.17% for the six months ended June 30, 2002.

For the three months ended and the six months ended June 30, 2003, the increase in the net interest margin was primarily due to the decline in cost of interest bearing liabilities. For a discussion of the repricing of our assets and liabilities, see “ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Provision for Estimated Loan Losses

Due to the growth in loans, the provision for estimated loan losses increased to $340,000 for the three months ended June 30, 2003 from $233,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003 and 2002, the provision for estimated loan losses totaled $721,000 and $479,000, respectively. For further information, please see the “Loans” discussion in the “FINANCIAL CONDITION” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $1.8 million for the three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003, other operating income totaled $3.6 million compared to $3.2 million for the six months ended June 30, 2002. The increase for the six months ended June 30 2003 was due to an increase in loan servicing fees, customer service charges and other fee income.

Net gain on sale of loans decreased $233,000 from $1.5 million for the quarter ended June 30, 2002 to $1.2 million for the quarter ended June 30, 2003. During the six months ended June 30, 2003 and 2002, the gain on sale of loans remained stable at $2.4 million. During the three months ended June 30, 2003 we originated $26.4 million in SBA loans compared to $22.0 million during the three months ended June 30, 2002. We sold $16.0 million in SBA loans during the three months ended June 30, 2003 compared to $24.7 million in SBA loans during the three month period ended June 30, 2002. Although the dollar amount of sales declined 35%, gain on sale of loans declined only 16% due to an increase in the premiums received from the secondary market in 2003 when compared with 2002. During the six months ended June 30, 2003, we originated $45.1 million in SBA loans compared to $41.1 million during the six months ended June 30, 2002. We sold $31.9 million in SBA loans during the six months ended June 30, 2003 compared to $38.8 million during the six months ended June 30, 2002. The gain on sale of loans remained relatively stable even though the volume of loans sold declined due to an increase in the premiums received from the secondary market in 2003 when compared with 2002. In the past, we had chosen to focus on retaining a certain percentage of SBA loan production. In order to provide greater stability to our earnings and provide meaningful guidance to investors, we have publicly announced that our goal will be to sell sufficient SBA loans on a quarter-by-quarter basis to generate between $1.0 million and $1.5 million in gain on sale of loans each quarter. SBA loans not sold in the secondary market will be retained to enhance interest income.

We originated $9.6 million in mortgage loans during the three months ended June 30, 2002. Due to the closure of the mortgage department effective January 31, 2003 we did not originate any mortgage loans during the three months ended June 30, 2003. During the six months ended June 30, 2003, we originated $2.4 million in mortgage loans compared to $26.5 million during the six months ended June 30, 2002. We sold $10.3 million and $24.5 million in mortgage loans during the three and six months ended June 30, 2002, respectively, compared to none and $6.6 million during the three and six months ended June 30, 2003, respectively. The closure of the mortgage department is expected to have minimal impact on the gain on sale of loans.

Loan servicing income increased to $163,000 for the three months ended June 30, 2003 compared to $108,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, loan servicing fees totaled $315,000 compared to $196,000 for the six months ended June 30, 2002. Loan servicing income is the result of the spread between the interest rate paid by borrowers and the interest rate paid to third party investors, multiplied by the total volume of loans sold. The increase in loan servicing income is a result of the increase in loans serviced for others. As of June 30, 2003, SBA loans serviced for others increased to $125.7 million compared to $98.5 million as of June 30, 2002. The increase in loans serviced for others is a result of the loans sold in 2002 and the first half of 2003, net of principal repayments.

Customer service charges increased to $181,000 for the three months ended June 30, 2003 compared to $135,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, customer service charges increased to $368,000 compared to $275,000 for the six months ended June 30, 2002. The increase is the result of a 36% increase in average demand deposit accounts to $60.2 million for the three months ended June 30, 2003 from $44.7 million for the three months ended June 30, 2002 and the 34% increase in average demand accounts to $56.2 million for the six months ended June 30, 2003 compared to $41.9 million for the six months ended June 30, 2002.

Other fee income increased to $206,000 for the three months ended June 30, 2003 compared to $175,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, other fee income increased to $512,000 compared to $390,000 for the six months ended June 30, 2002. The increase in other fee income for the three month and six month periods is a result of an increase in fees from brokering of loans to other financial institutions which we do not directly fund.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, data processing, depreciation, marketing and promotions, professional services, director/officer/employee expenses, office and other expenses are the major categories of other operating expenses. Other operating expenses decreased to $4.2 million for the three months ended June 30, 2003 compared to $4.4 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, operating expenses increased to $8.4 million compared to $7.9 million for the six months ended June 30, 2002.

For the three months ended June 30, 2003, the decrease in other operating expenses is primarily due to the decrease in depreciation and other expenses partially offset by an increase in salaries and employee benefits. The decrease in depreciation and other expenses is the result of non-recurring expenses incurred in the three months and six months ended June 30, 2002 as a result of the relocation to our new corporate headquarters. In addition to salaries and employee benefits, professional services, including legal, accounting and other consultants increased due to several factors including compliance with the Sarbanes-Oxley Act of 2002.

Our efficiency ratio, which is the ratio of operating expenses to net interest income before provision for loan losses plus non-interest income (excluding gains or losses on the sale of OREO), improved to 62.26% for the three months ended June 30, 2003 compared to 74.34% for the three months ended June 30, 2002. The decrease in efficiency ratio was due to the increase in net interest and other operating income as well as the decrease in operating expenses. For the six months ended June 30, 2003 the efficiency ratio improved to 63.26% compared to 74.20% for the six months ended June 30, 2002 due to improved net interest and non-interest income, and was partially offset by an increase in operating expenses.

The following table compares each of the components of other operating expenses for the three months and six months ended June 30, 2003 and 2002, respectively:

	For the three months ended June 30,			For the six months ended June 30,
	2003	2002	Change $	2003	2002	Change $
	(dollars in thousands)
Other operating expenses:
Salaries and employee benefits	$2,383	$2,221	$162	$4,721	$4,350	$371
Occupancy	322	380	(58)	639	676	(37)
Telephone	64	84	(20)	124	155	(31)
Premises and equipment	75	72	3	130	138	(8)
Data processing	174	146	28	334	316	18
Depreciation expense	204	366	(162)	414	524	(110)
Marketing and promotions	70	93	(23)	126	147	(21)
Professional services	288	237	51	605	418	187
Director, officer and employee expenses	152	129	23	290	229	61
Office expenses	154	142	12	316	250	66
Other expenses	339	485	(146)	658	727	(69)

Total other operating expenses	$4,225	$4,355	$(130)	$8,357	$7,930	$427

Provision for Income Taxes

The effective income tax rate was 38.6% for the three months ended June 30, 2003 compared to 41.6% for the three months ended June 30, 2002. For the six months ended June 30, 2003, the effective tax rate was 39.8% compared to 41.6% for the six months ended June 30, 2002. The effective tax rate declined in the three months and six month periods in 2003 when compared to 2002 due to an investment which generates income tax credits. See “FINANCIAL CONDITION—INVESTMENTS” section of this discussion for further information. Provisions for income taxes totaled $858,000 and $508,000 for the three months ended June 30, 2003 and 2002, respectively. Provisions for income taxes totaled $1.6 million and $927,000 for the six months ended June 30, 2003 and 2002, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2003 compared to December 31, 2002 and June 30, 2002

Total assets increased to $438.8 million as of June 30, 2003 compared to $415.7 million as of December 31, 2002 and $404.4 million as of June 30, 2002. The increase in total assets was primarily due to the growth in net loans to $368.1 million as of June 30, 2003, compared to $339.5 million as of December 31, 2002, and $306.1 million as of June 30, 2002. Please refer to the “LOANS” section of this discussion for further information.

Deposits increased to $373.1 million as of June 30, 2003 compared to $364.0 million as of December 31, 2002 and $339.9 million as of June 30, 2002. Cash and cash equivalents was $28.8 million as of June 30, 2003 compared to $21.5 million as of December 31, 2002 and $59.8 million as of June 30, 2002. Please refer to the “DEPOSITS AND BORROWINGS” section of this discussion for further information.

Shareholders’ equity was $23.5 million as of June 30, 2003 compared to $20.6 million as of December 31, 2002, and was $18.7 million as of June 30, 2002. Please refer to the “CAPITAL” section of this discussion for further information.

Investments

Our held to maturity portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA securities, overnight investments in the Federal Funds market and CDs with other financial institutions. As of June 30, 2003, December 31, 2002 and June 30, 2002, CDs with other financial institutions totaled $99,000.

Held to maturity securities totaled $14.2 million as of June 30, 2003, compared to $20.8 million as of December 31, 2002 and $23.3 million as of June 30, 2002. Of these totals, U.S Government and other securities totaled $3.5 million as of June 30, 2003 compared to $4.5 million as of December 31, 2002 and $5.0 million as of June 30, 2002. As of June 30, 2003 all of these securities were held as collateral for public funds and treasury, tax and loan deposits. As of June 30, 2003 the remainder of the held to maturity portfolio was held in mortgage backed securities backed by agencies of the U.S. government. The decline on held to maturity securities is a result of maturities and prepayments.

As of June 30, 2003, our available for sale portfolio totaled $3.7 million in mortgage backed securities. The securities were purchased during the six months ended June 30, 2003. Of this total, a single security of $1.8 million was pledged as additional security for our interest rate swap. The interest rate swap was established in December 2002 and we pledged restricted cash instead of securities at that time. The collateral requirement for the interest rate swap is the greater of the mark to market value of the swap or $945,000. Therefore, as interest rates increase it is probable that the collateral required will increase. As of June 30, 2003, the collateral requirement was $945,000, compared to $1.2 million as of December 31, 2002.

As of June 30, 2003 our trading securities consisted of a mutual fund which invests primarily in U.S. Government agency and treasury securities. The trading securities totaled $3.1 million as of June 30, 2002 compared to $16.1 million as of December 31, 2002 and none as of June 30, 2002.

As of June 30, 2003 we held investments in certain limited partnerships totaling $2.9 million, compared to $1.0 million as of December 31, 2002 and none as of June 30, 2002. These funds generate returns by providing income tax credits as a result of their investment in low income housing developments.

Average Federal Funds sold for the three months and six months ended June 30, 2003 were $10.9 million and $9.9 million, respectively, compared to $20.5 million and $17.2 million for the three months and six months ended June 30, 2002, respectively.

We held $569,000 in Federal Reserve Bank stock as of June 30, 2003 and December 31, 2002 compared to $554,000 as of June 30, 2002. We held $1,716,000 in Federal Home Loan Bank stock as of June 30, 2003 compared to $979,000 as of December 31, 2002 and $1,834,000 as of June 30, 2002.

The following table sets forth the carrying values and estimated fair values of our held to maturity investment portfolio at the dates indicated.

	At June 30,		At December 31,
	2003		2002
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value
	(dollars in thousands)
U.S. Government agency and other securities	$3,500	$3,592	$5,037	$5,191
Agency mortgage backed securities	9,473	9,689	14,385	14,553
SBA loan pools	1,269	1,274	1,348	1,351
Low income housing investments	1,465	1,465	536	536

Total Securities	$15,707	$16,020	$21,306	$21,631

The contractual maturities of securities held to maturity at June 30, 2003 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
	(dollars in thousands)
Due in one year or less	$1,995	$2,055	6.12%
Due greater than one year through five years	1,505	1,537	4.85%
Due greater than ten years*	1,465	1,465	12.39%

Subtotal U.S. Government agencies and other securities	4,965	5,057	7.59%
Mortgage backed securities due greater than five years through ten years	2,627	2,683	3.87%
Mortgage backed securities due greater than ten years	6,846	7,006	3.50%

Subtotal mortgage backed securities	9,473	9,689	3.60%
SBA loan pools due greater than ten years	1,269	1,274	2.55%

Total	$15,707	$16,020	4.78%

*	Note: Weighted Average Interest Rate is based on a tax equivalent yield.

Loans

Loan balances, net of the allowance for loan losses, increased to $368.1 million as of June 30, 2003 compared to $339.5 million as of December 31, 2002 and $306.1 million as of June 30, 2002. Total gross loans increased 8.6% from June 30, 2002 to June 30, 2003. We service SBA 7a loans sold to other investors. As of June 30, 2003, we serviced $125.7 million in SBA 7a loans for other investors compared to $117.2 million as of December 31, 2002 and $98.5 million as of June 30, 2002.

Loan Origination and Sale.    The following table sets forth our loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the six months ended June 30,		At or for the three months ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)		(dollars in thousands)
Beginning balance	$339,471	$305,686	$351,091	$326,846
Loans originated: (1)
Commercial loans	16,085	11,778	8,150	6,491
Real estate:
Construction loans	60,413	32,303	31,354	20,813
One-to four-family	2,353	26,514	—	9,633
Commercial	79,758	56,493	44,790	23,674
Consumer	801	1,609	129	844

Total loans originated	159,410	128,697	84,423	61,455
Loans sold
Real estate:
Construction	1,725	—	1,725	—
One-to four-family	6,645	24,453	—	10,237
Commercial	34,447	38,755	18,614	24,734

Total loans sold	42,817	63,208	20,339	34,971
Less:
Principal repayments	86,960	63,824	46,503	46,456
Other net charges (2)	974	1,237	542	760

Total Loans	$368,130	$306,114	$368,130	$306,114

(1)	Included in total loans originated are $0 million and $9.3 million of mortgage loans and $22.2 million and $19.0 million of SBA loans originated for sale for the three months ended June 30, 2003 and 2002, respectively. Included in total loans originated are $2.4 million and $24.0 million of mortgage loans and $34.6 million and $33.0 million of SBA loans originated for sale during the six months ended June 30, 2003 and 2002, respectively.
(2)	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

        Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

	At June 30,		At December 31,
	2003		2002
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$19,949	5.32%	$16,408	4.75%
Aircraft loans	29,375	7.83%	29,462	8.53%
Real estate:
Construction loans	76,166	20.31%	67,445	19.53%
Secured by
One- to four-family	10,838	2.89%	16,853	4.88%
Commercial	233,701	62.34%	207,808	60.19%
Consumer:
Home equity lines of credit	1,752	0.47%	3,394	0.98%
Other	3,151	0.84%	3,928	1.14%

Total Gross loans outstanding	374,932	100.00%	345,298	100.00%
Deferred loan fees and unamortized gains	(2,272)		(1,882)
Allowance for loan losses	(4,530)		(3,945)

Net loans	$368,130		$339,471

        Loan Maturity

The following table sets forth the contractual maturities of our gross loans at June 30, 2003.

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 Years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$6,881	$2,528	$6,888	$3,652	$19,949
Aircraft loans	1,059	84	294	27,939	29,376
Real estate:
Construction loans	67,550	3,632	206	4,778	76,166
Secured by one- to four-family residential properties	4,726	3,196	528	2,387	10,837
Secured by commercial properties	30,907	14,002	13,079	175,713	233,701
Consumer:
Home equity lines of credit	—	109	66	1,577	1,752
Other	912	997	868	374	3,151

Total Gross loans outstanding	$112,035	$24,548	$21,929	$216,420	$374,932

Non-performing assets.    Non-performing assets consist of non-performing loans, Other Real Estate Owned (“OREO”) and other repossessed assets. Non-performing loans are those loans which have (i) been placed on non-accrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under our asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on non-accrual status.

The following table sets forth our non-performing assets at the dates indicated:

	June 30, 2003	December 31, 2002	June 30, 2002
	(dollars in thousands)
Non-accrual loans	$2,621	$2,254	$2,817
Troubled debt restructurings	—	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—	—

Total non-performing loans	2,621	2,254	2,817
Other real estate owned	721	—	197

Total non-performing assets	$3,342	$2,254	$3,014

SUPPLEMENTAL DATA
Government guaranteed portion of total loans	$25,495	$32,066	$39,824
Non-performing loans, net of government guarantees	$734	$651	$1,067

Total non-performing loans/gross loans	0.70%	0.65%	0.91%
Total non-performing assets/total assets	0.76%	0.54%	0.75%
Total non-performing loans, net of guarantees/gross loans	0.20%	0.19%	0.34%
Total non-performing assets, net of guarantees/total assets	0.33%	0.16%	0.26%

Allowance for loan losses	$4,530	$3,945	$3,276
Net charge offs to average loans outstanding	0.07%	0.16%	0.01%
Loan loss allowance/loans, gross	1.21%	1.14%	1.06%
Loan loss allowance/loans held for investment	1.38%	1.36%	1.19%
Loan loss allowance/non-performing loans	172.83%	175.02%	116.29%
Loan loss allowance/total assets	1.03%	0.95%	0.81%
Loan loss allowance/non-performing assets	135.55%	175.02%	108.69%
Loan loss allowance/non-performing loans, net of guarantees	617.17%	605.99%	307.03%
Loan loss allowance/non-performing assets, net of guarantees	311.34%	605.99%	307.03%

Non-accrual Loans.    Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of June 30, 2003, December 31, 2002 and June 30, 2002 all impaired or non-accrual loans were collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of June 30, 2003 we had thirteen loans on non-accrual status totaling $2.6 million with $1.9 million, or 73%, guaranteed by the SBA. As of December 31, 2002, we had fourteen loans on non-accrual status totaling $2.3 million. Of this total, $1.6 million, or 71%, was guaranteed by the SBA. As of June 30, 2002, we had twelve loans on non-accrual status totaling $2.8 million. Of this total $1.7 million, or 61%, was guaranteed by the SBA.

Included in non-accrual loans are loans less than 90 days delinquent. Loans 90 days or more delinquent totaled $1.3 million as of June 30, 2003, compared to $655,000 as of December 31, 2002 and $1.0 million as of June 30, 2002. Net of government guarantees, loans 90 days or more delinquent as of June 30, 2003 were $692,000 compared to $107,000 as of December 31, 2002 and $1.0 million as of June 30, 2002.

Classified Assets.    From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets consisting of non-accrual loans, loans graded as substandard or lower and other real estate owned, (net of government guarantees) at June 30, 2003 were $2.4 million compared to $1.4 million as of December 31, 2002 and $1.7 million as of June 30, 2002.

Allowance for Loan Losses.    We have established a methodology for the determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and a specific allowance for identified problem loans.

In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The allowance is increased by provisions charged against earnings and reduced by net loan chargeoffs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible. Recoveries are generally recorded only when cash payments are received.

The allowance for loan losses is maintained to cover losses inherent in the loan portfolio. The responsibility for the review of our assets and the determination of the adequacy of the general valuation allowance lies with our Director’s Loan Committee. This committee assigns the loss reserve ratio for each type of asset and reviews the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the specific allowance is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. Loans are identified for specific allowances from information provided by several sources, including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records and industry reports. All loan types are subject to specific allowances once identified as an impaired or non-performing loan. Loans not subject to specific allowances are placed into pools by one of the following collateral types: Commercial Real Estate, One- to Four-Family Real Estate, Aircraft, Consumer Home Equity, Consumer Other, Construction and Other Commercial Loans. All non-specific reserves are allocated to one of these categories. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents an analysis of the allowance for loan losses to our Board of Directors on a quarterly basis.

In order to determine the appropriate allowance for loan losses, our Directors’ Loan Committee meets quarterly to review the portfolio. To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the committee’s estimate of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

The following table sets forth information regarding our allowance for loan losses at the dates and for the periods indicated:

	At or for the six months ended June 30,
	2003	2002
	(dollars in thousands)
Balance at beginning of period	$3,945	$2,788
Chargeoffs:
Real estate loans:
One- to four- family	—	—
Commercial	145	26
Consumer	6	4

Total chargeoffs	151	30
Recoveries:
Real estate loans:
One- to four-family	—	—
Commercial	31	11
Consumer	—	3

Total recoveries	31	14

Net chargeoffs	120	16
Reserve for losses on commitments to extend credit	(16)	25
Provision for loan losses	721	479

Balance at end of period	$4,530	$3,276

Net charge offs to average loans	0.07%	0.01%
Reserve for losses on commitments to extend credit	$190	$260

As of June 30, 2003 the balance in the allowance for loans losses was $4.5 million compared to $3.9 million as of December 31, 2002 and $3.3 million as of June 30, 2002. In addition, the reserve for losses on commitments to extend credit was $190,000 as of June 30, 2003 compared to $174,000 as of December 31, 2002 and was $260,000 as of June 30, 2002. The balance of commitments to extend credit on undisbursed construction and other loans was $91.2 million as of June 30, 2003 compared to $87.0 million as of December 31, 2002 and was $60.7 million as of June 30, 2002. The reduction of the reserve for loan losses on commitments to extend credit was due to an internal evaluation of the credit risk of the underlying collateral, combined with a review of the historical losses incurred on the underlying collateral. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our Directors’ Loan Committee has established reserve levels for each category based upon loan type as well as economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

As of June 30, 2003 the allowance was 1.21% of total gross loans compared to 1.14% as of December 31, 2002 and 1.06% as of June 30, 2002. As a percent of loans held for investment, the allowance was 1.38% as of June 30, 2003 compared to 1.36% as of December 31, 2002 and 1.19% as of June 30, 2002. The allowance for loan losses as a percentage of non-performing loans was 172.83% as of June 30, 2003 compared to 175.02% as of December 31, 2002 and 116.29% as of June 30, 2002. Management believes the allowance at June 30, 2002 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net charge offs for the six months ended June 30, 2003 totaled $120,000, or 0.07% (annualized) of average loans outstanding, compared to $16,000, or 0.01% annualized, for the six months ended June 30, 2002. Our Director’s Loan Committee has also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. Our Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other Real Estate Owned.    There were two OREOs as of June 30, 2003 totaling $721,000 compared to none at December 31, 2002 and one totaling $197,000 as of June 30, 2002. All of the OREOs are single family residences.

Deposits and Borrowings

Total deposits increased to $373.1 million as of June 30, 2003 compared to $364.0 million as of December 31, 2002 and $339.9 million as of June 30, 2002. Interest bearing deposits decreased to $309.3 million as of June 30, 2003 compared to $312.5 million as of December 31, 2002 and $297.5 million as of June 30, 2002. Non-interest bearing deposits increased to $63.8 million as of June 30, 2003 compared to $51.4 million as of December 31, 2002 and $42.4 million as of June 30, 2002. Total wholesale deposits were $50.3 million as of June 30, 2003 compared to $63.7 million as of December 31, 2002 and $62.6 million as of June 30, 2002. Total retail banking deposits increased 16% to $322.8 million as of June 30, 2003 compared to $300.3 million as of December 31, 2002 and $277.3 million as of June 30, 2002. Our increase in retail deposits helped displace some of our wholesale deposits used to fund SBA loan retention and loans held for sale. The increase in retail deposits is consistent with our strategy to grow our core deposit base and has occurred because of our expansion including the addition of two retail banking offices in 2001. We plan to open an additional branch in 2004 in the city of Murrieta, CA.

During the first quarter of 2000, we issued $10 million in Trust Preferred Securities, which are debt-like securities that are designated as additional capital for regulatory purposes. The average balance outstanding was $10 million for the six months ended June 30, 2003 and 2002, respectively. Proceeds from the issuance of Trust Preferred Securities were used to pay off debt and provide additional capital to the Bank. In December 2002, we entered into an interest rate swap that exchanged our fixed rate coupon of 11% for a floating rate that resets semiannually at 5.455% over the six month LIBOR.

Other borrowings totaled $26.2 million as of June 30, 2003 compared to $15.5 million as of December 31, 2002 and $31.5 million as of June 30, 2002. We established a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to purchase government securities and increase our liquidity. In addition to the FHLB advances, other lines of credit are utilized to increase capital at the Bank. In June 2001, we borrowed $1.0 million from an unaffiliated lender to contribute to the equity capital of the Bank. The outstanding principal balance of this line as of June 30, 2003 was $1.8 million compared to $2.0 million as of December 31, 2002 and $2.0 million as of June 30, 2002. See the “Capital” discussion for further details on this loan.

Capital

Our shareholders’ equity increased to $23.5 million as of June 30, 2003 compared to $20.6 million as of December 31, 2002 and $18.7 million as of June 30, 2002. The $2.9 million increase in shareholders’ equity from December 31, 2002 to June 30, 2003 is a result of net income of $2.5 million for the six months ended June 30, 2003 plus proceeds from the exercise of stock options.

As part of our strategic plan, during the third quarter of 1998 our Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. We declared a 5% stock dividend to shareholders of record as of November 15, 2002 which was paid on November 29, 2002. Whether or not stock dividends or any cash dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Community Bancorp’s and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends.

Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as our performance. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives. In order to support our growth, we intend to increase our capital by approximately $15 million in the third quarter 2003 through a private placement of common equity and the issuance of additional trust preferred securities.

On June 28, 2001, we entered into a loan agreement with Pacific Coast Bankers’ Bank pursuant to which we can borrow up to $2.0 million on a revolving line of credit. At June 30, 2003 the outstanding balance on this line of credit was $1.8 million compared to 2.0 million as of December 31 and June 30, 2002. The proceeds of such loan were invested in the Bank in the form of equity capital. The loan provides for interest only payments until December 28, 2002, after which time the outstanding balance of the loan began amortizing over a 5 year period. The loan documents require us to obtain the prior consent of the lender before paying any cash dividend and before incurring additional indebtedness in excess of an additional $2.0 million outside the normal course of business.

On March 23, 2000, we issued $10,000,000 in trust preferred securities. We have the right to defer the payment of interest on such securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock

At June 30, 2003 and December 31, 2002, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank. As of June 30, 2003, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 10.16% compared to 10.40% as of December 31, 2002. The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 8.93% as of June 30, 2003 compared to 9.20% as of December 31, 2002. The Bank’s regulatory Tier 1 Capital to average assets ratio was 7.99% as of June 30, 2003 compared to 7.95% as of December 31, 2002.

As of June 30, 2003, our regulatory total capital to risk-weighted assets ratio was 9.84% compared to 9.99% as of December 31, 2002. Our regulatory Tier 1 Capital to risk-weighted assets ratio was 8.04% as of June 30, 2003 and 7.88% as of December 31, 2002. Our regulatory Tier 1 Capital to average assets ratio was 7.19% as of June 30, 2003 compared to 6.80% as of December 31, 2002.

Financial Borrowings and Commitments

As of June 30, 2003 the financial borrowings and commitments having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Trust Preferred Securities	Other Borrowings	Total Commitments
	(dollars in thousands)
2003	$435	$—	$174	$609
2004	935	—	368	1,303
2005	962	—	398	1,360
2006	989	—	429	1,418
2007	862	—	463	1,325
Thereafter	8,093	10,000	—	18,093

Total	$12,276	$10,000	$1,832	$24,108

In addition to the above, we have commitments to extend credit on undisbursed construction and other loans totaling $91.2 million as of June 30, 2003.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our Asset/Liability Committee and our Board of Directors. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet instruments.

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and broker deposits, federal funds facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading securities portfolio and sales and participation of eligible loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

We experienced net cash inflows from operating activities of $9.7 million during the six months ended June 30, 2003 compared to net cash inflows from operating activities of $9.3 million during the six months ended June 30, 2002. Net cash inflows from operating activities during the first six months of 2003 and 2002 were primarily from the proceeds from the sale of loans held for sale in excess of the origination of loans held for sale, combined with our net income. Net cash outflows from investing activities totaled $22.6 million and $21.7 million during the six months ended June 30, 2003 and 2002, respectively. Net cash outflows from investing activities for both periods can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment and purchases of trading and held-to-maturity investment securities. These activities were partially offset by net proceeds from the maturities of investment securities held-to-maturity and sale of trading securities. We experienced net cash inflows from financing activities of $20.2 million and $33.2 million during the six months ended June 30, 2003 and 2002, respectively. During the first six months of 2003 and 2002 net cash inflows were primarily from increases in non-interest bearing deposits and advances from the Federal Home Loan Bank.

As a means of augmenting our liquidity, we have established federal funds lines with a correspondent bank. At June 30, 2003 our available borrowing capacity includes approximately $5.0 million in federal funds line facilities and $11.8 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At June 30, 2003, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the six months ended June 30, 2003 and 2002, there were no dividends paid by the Bank to Community Bancorp. As of June 30, 2003, approximately $7.2 million of undivided profits of the Bank were available for dividends to Community Bancorp.

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

•	Allowance for loan losses. An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit, including off-balance sheet credit extensions. The allowance is based upon a continuing review of the portfolio, past loan loss experience and current economic conditions, which may affect the borrowers’ ability to pay, guarantees by government agencies and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. Changes in these factors and conditions may cause management’s estimate of the allowance to increase or decrease and result in adjustments to our provision for loan losses.

In determining the appropriate level of the allowance for loan losses, our Directors’ Loan Committee initially identifies all classified, restructured or non-performing loans and assesses each loan for impairment, as well as any government guarantees on these loans, which in general do not require an allowance for loan loss. Loans are considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. We measure an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.

After the specific allowances for loans are allocated, the remaining loans are pooled based on collateral type. A range of potential losses is determined using an eight quarter historical analysis by pool based on the relative carrying value at the time of charge off. In addition, our Directors’ Loan Committee establishes reserve levels for each pool based upon loan type as well as market condition for the underlying collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of loans outstanding. All non-specific reserves are allocated to each of these pools.

The reserve for losses on commitments to extend credit are determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. Our Directors’ Loan Committee also establishes a reserve for each pool based upon loan type as well as market conditions for the underlying real estate or other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

•	Servicing assets and interest-only strips. Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future market rates for the expected life of the loans. We use industry prepayment statistics in estimating the expected life of the loan. We periodically evaluate servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at June 30, 2003, we utilized a weighted average prepayment assumption of approximately 8% and a discount rate of 10%. In estimating fair values at December 31, 2002, we utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceeds contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the six months ended June 30, 2003 and 2002. At June 30, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8% and a discount rate of 10%. At December 31, 2002, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•	Real Estate Owned and Other Repossessed Assets. Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. There were two OREOs acquired through foreclosure as of June 30, 2003 compared to none as of December 31, 2002. Valuation was done using the collateral method based on a recent appraisal of the underlying collateral.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to “ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FINANCIAL CONDITION—LOANS,” for a discussion of our lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon our net interest income (“NII”). Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of June 30, 2003, 88.44% of our loan portfolio was tied to adjustable rate indices. The majority of the loans are tied to prime and reprice immediately. The exception is SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of June 30, 2003, 55.36% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of June 30, 2003, 27.63% of our borrowings were fixed rate with an average remaining term of 26 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate trust preferred to a variable rate liability with a six month adjustment period. The Gap table on page 32 reflects the affects of this interest rate swap.

Changes in the market level of interest rates directly and immediately affect our interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

Our Asset/Liability Committee (“ALCO”) is responsible for managing our assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by, reviewed and approved by our Board of Directors.

ALCO seeks to stabilize our NII by matching rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates. The speed and velocity of the repricing assets and liabilities will also contribute to the effects on our NII, as will the presence or absence of periodic and lifetime interest rate caps and floors.

We utilize two methods for measuring interest rate risk, gap analysis and interest income simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one year maturity horizon. Interest income simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of our financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments.

Interest rate simulations provide us with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are normally subjected to up to 300 basis points in increases and decreases in interest rates in 100 basis point increments. However, under the current interest rate environment, decreases in interest rates have been simulated at 25, 50 and 100 basis points. Under each interest rate scenario, we project our net interest income. From these results, we can then develop alternatives in dealing with the tolerance thresholds.

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

At June 30, 2003, 55.36% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging 12 months. The remaining, weighted average term to maturity for our CD accounts approximated six months at June 30, 2003. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $102.7 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of June 30, 2003, with rates being paid between 0.25% and 1.25%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers no longer will maintain the deposit with us.

We have been originating loans with interest rate floors on adjustable rate loans for the past several years. As of June 30, 2003, we had $164.0 million of loans with floors outstanding. Of this total, 99.4% were at their floor and had a weighted average rate of 6.67%. The contractual weighted average margin over prime of this portfolio was 1.07% as of June 30, 2003, and therefore based on the current prime rate of 4.00%, the prime rate would have to increase 1.60% before this portfolio would begin to see an increase in yield. The effects of these floors can be seen in the simulation analysis below by looking at the $704,000 increase in project net interest income between the current rates and a 100 basis point increase in rates, compared to the $2.4 million increase in projected net interest income with a 200 basis point increase in rates. The difference between the 100 basis point increase simulation and the 200 basis point increase simulation is $1.7 million, or $1.0 million greater than the difference between the current interest rate simulation and the 100 basis point simulation.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of June 30, 2003. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of June 30, 2003

	0 – 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$205,862	$24,204	$30,209	$69,311	$2,006	$331,592
Fixed rate loans, gross (1)(2)	4,190	3,200	4,315	10,481	21,154	43,340
Investments:
Investment securities held-to-maturity	500	500	997	1,505	10,740	14,242
Investment securities available-for-sale	—	—	—	—	3,691	3,691
Federal funds sold	10,705	—	—	—	—	10,705
Trading securities	3,150	—	—	—	—	3,150
Other investments	2,241	99	—	—	569	2,909

Total interest sensitive assets	226,648	28,003	35,521	81,297	38,160	409,629

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	63,789	63,789
Interest bearing (1)	181,045	46,921	79,455	1,848	—	309,269
Other Borrowings (3)	35,832	360	—	—	—	36,192

Total interest sensitive liabilities	$216,877	$47,281	$79,455	$1,848	$63,789	$409,250

GAP Analysis
Interest rate sensitivity gap	$9,771	$(19,278)	$(43,934)	$79,449	$(25,629)	$379
GAP as % of total interest sensitive assets	2.39%	-4.71%	-10.73%	19.40%	-6.26%	0.09%
Cumulative interest rate sensitivity gap	$9,771	$(9,507)	$(53,441)	$26,008	$379	$379
Cumulative gap as % of total interest sensitive assets	2.39%	-2.32%	-13.05%	6.35%	0.09%	0.09%

(1)	Fixed rate loans and time deposits are assumed to mature on their contractual maturity date, and no assumptions have been assumed for historical prepayment experience. The actual maturities of these instruments could vary substantially if future prepayments differ from our assumptions
(2)	Non-accrual loans are included as fixed rate loans with a maturity of one year or less for purposes of this table.
(3)	Other borrowings reflect the effects of the interest rate swap.

During the six months ended June 30, 2003, a major portion of the fixed rate loans with a maturity of one year or less paid off or were sold. During the same period, we increased our use of short term borrowings and the amount of short term interest bearing deposits. The effect of the funding of longer term loans with shorter term liabilities was to increase the one year static maturity gap from –10.51% as of December 31, 2002 to –13.05% as of June 30, 2003. There are no current plans to decrease the negative one year static maturity gap through additional investments in short term assets at this time.

Static Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on net interest income. Static Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relationship between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as non-interest-bearing demand deposits, in the static Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our behavior more asset sensitive than is indicated in the static Gap analysis. Management expects to experience higher net interest income when rates rise, the opposite of what is indicated by the static Gap analysis.

The following table shows the effects of changes in projected net interest income for the twelve months ending June 30, 2004 under the interest rate shock scenarios stated. The table was prepared as of June 30, 2003, at which time prime was 4.00%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
(dollars in thousands)
+ 300 bp	$29,455	$4,661	18.80%
+ 200 bp	$27,230	$2,436	9.82%
+ 100 bp	$25,498	$704	2.84%
0 bp	$24,794
- 25 bp	$24,603	$(191)	-0.77%
- 50 bp	$24,416	$(378)	-1.52%
- 100 bp	$24,101	$(693)	-2.80%

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

Part II OTHER INFORMATION

Item1    Legal Proceedings

None to report.

Item 2    Changes in Securities

None to report.

Item 3    Defaults upon senior securities

None to report.

Item 4    Submission of matters to security holders

The following items were submitted to the security holders for approval at the annual meeting held on May 28, 2003:

1.	Adoption of the 2003 Stock Option Plan.

The results of the vote were as follows: For, 2,668,959, Against, 86,184, Abstain, 328,154

2.	Election of the following three persons for a term of three years to the Board of Directors of the Company.

The results of the vote were as follows:

NAME	FOR	WITHHELD
Mark N. Baker	3,068,813	14,484
Robert H.S. Kirkpatrick	3,068,462	14,835
Gary M. Youmans	3,070,878	12,419

Item 5    Other information

None to report.

Item 6    Exhibits and Reports from 8-K

(a)	Exhibits

10.18        2003 Community Bancorp Inc. Stock Option Plan

10.19        Employment Agreement with Michael J. Perdue

99.1          Section 1350 Certifications

(b)	Reports on Form 8-K

The Company filed an 8-K report on June 27, 2003 which contained the text of the press release announcing a change in management.

The Company filed an 8-K report on April 30, 2003 announcing earnings for the quarter ended March 31, 2003.

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY BANCORP INC.
(Registrant)

Date July 24, 2003	/s/ THOMAS E. SWANSON
Thomas E. Swanson
President and Chief Executive Officer

Date July 24, 2003	/s/ L. BRUCE MILLS, Jr.
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

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date July 24, 2003	/s/ THOMAS E. SWANSON
Thomas E. Swanson
President and Chief Executive Officer

I, L. Bruce Mills, Jr., Senior Vice President and Chief Financial Officer of Community Bancorp Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Community Bancorp Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date July 24, 2003	/s/ L. BRUCE MILLS, Jr.
L. Bruce Mills, Jr.
Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.18	2003 Community Bancorp Inc. Stock Option Plan

10.19	Employment Agreement with Michael J. Perdue

99.1	Section 1350 Certifications