Form 10-Q
period 2003-09-30
COMMUNITY BANCORP INC
filed 2003-11-13
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2003

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                     .

Commission File No. 000 – 26505

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

Check whether or not the Company is an accelerated filer as defined in Exchange Rule Act 12b-2. Yes ☐ No ☒

Number of shares of common stock outstanding as of September 30, 2003: 4,360,090

PART 1:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2003	December 31, 2002	September 30, 2002
	(dollars in thousands, except per share amounts)
ASSETS
Cash and cash equivalents	$36,843	$21,504	$28,386
Restricted cash	—	1,152	—
Interest bearing deposits in financial institutions	99	99	99
Investments:
Trading securities, at fair value	9,946	16,076	—
Held-to-maturity and other, at amortized cost; estimated fair value of $11,882 (2003), $21,631 (Dec. 2002) and $25,180 (Sep. 2002)	11,745	21,306	24,676
Available-for-sale, at estimated fair value ($1.8 million restricted)	3,102	—	—
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	1,983	1,548	2,284
Loans held for investment	329,644	290,537	271,256
Less allowance for loan losses	(4,545)	(3,945)	(3,607)

Net loans held for investment	325,099	286,592	267,649
Loans held for sale	55,307	52,879	51,063
Premises and equipment, net	3,728	4,179	4,354
Other real estate owned and repossessed assets	1,199	—	197
Accrued interest and other assets	6,560	5,256	5,121
Income tax receivable	19	309	726
Deferred tax asset, net	1,713	1,705	1,240
Servicing assets, net	3,076	2,617	2,343
Interest-only strips, at fair value	681	480	432

Total assets	$461,100	$415,702	$388,570

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Interest bearing	$314,305	$312,514	$286,450
Non-interest bearing	66,884	51,438	49,692

Total deposits	381,189	363,952	336,142
Trust Preferred Securities, net of unrealized gains (losses) on fair value hedge of $(38) (2003), $4 (Dec. 2002) and $0 (Sep. 2002)	14,962	10,004	10,000
Other borrowings	24,000	15,500	18,088
Reserve for losses on commitments to extend credit	179	174	145
Accrued expenses and other liabilities	5,742	5,499	4,685

Total liabilities	426,072	395,129	369,060

Commitments and contingencies (Note 5)
Shareholders’ equity
Common stock, $ .625 par value; authorized 10,000,000 shares, issued and outstanding, 4,360,090 at September 30, 2003; 3,542,307 at December 31, 2002 and 3,342,145 at September 30, 2002	2,725	2,214	2,089
Additional paid-in capital	20,697	10,734	9,405
Accumulated other comprehensive income, net of income taxes	(13)	—	—
Retained earnings	11,619	7,625	8,016

Total shareholders’ equity	35,028	20,573	19,510

Total liabilities and shareholders’ equity	$461,100	$415,702	$388,570

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$6,428	$5,845	$18,841	$17,256
Interest on cash equivalents	53	80	111	226
Interest on interest bearing deposits in financial institutions	1	1	5	5
Interest on trading securities	43	—	132	—
Interest on U.S Treasury, gov’t. agencies & other securities	178	344	665	874

Total interest income	6,703	6,270	19,754	18,361

Interest Expense:
Interest expense - deposits	1,185	1,712	4,033	5,590
Interest expense - other borrowed money	261	400	819	1,140

Total interest expense	1,446	2,112	4,852	6,730

Net interest income before provision for loan losses	5,257	4,158	14,902	11,631
Provision for loan losses	474	306	1,195	785

Net interest income after provision for loan losses	4,783	3,852	13,707	10,846

Other operating income:
Net gain on sale of loans	1,352	1,008	3,723	3,362
Loan servicing fees, net	166	137	481	333
Customer service charges	180	160	548	435
Loss on other repossessed assets	—	—	—	(49)
Other fee income	313	259	825	649

Total other operating income	2,011	1,564	5,577	4,730

Other operating expenses:
Salaries and employee benefits	2,473	2,268	7,194	6,618
Occupancy	335	321	974	997
Telephone	67	75	191	230
Premises and equipment	60	54	190	192
Data processing	181	150	515	466
Depreciation and amortization expense	199	211	613	735
Marketing and promotions	71	60	197	207
Professional services	256	303	861	721
Director, officer and employee expenses	106	105	396	334
Office expenses	168	148	484	398
Other expenses	452	393	1,110	1,120

Total other operating expenses	4,368	4,088	12,725	12,018

Income before income taxes	2,426	1,328	6,559	3,558
Provision for income taxes	919	553	2,565	1,480

Net income	$1,507	$775	$3,994	$2,078

Comprehensive income	$1,468	$775	$3,981	$2,078

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$3,994	$2,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	613	735
Provision for loan losses	1,195	785
Net amortization (accretion) of premiums (discounts) on securities and loans held to maturity	179	(183)
Amortization of Affordable Housing Investment	54	—
Cash premiums on sale of loans	(3,479)	(4,104)
Loan origination fees and gains on loan sales deferred, net of loan origination costs deferred	526	1,531
Loss on sale of other repossessed assets	—	49
Change in value of interest-only strips	127	(56)
Capitalization of interest-only strips	(328)	(22)
Capitalization of servicing asset	(716)	(1,115)
Amortization of servicing asset	268	187
Change in valuation allowance for servicing asset	(11)	(108)
Loss on trading securities	62	—
Unrealized hedging loss on interest rate swap	(38)	—
Unrealized hedging gain on trust preferred securities	38	—
Origination of loans held for sale	(60,374)	(86,366)
Proceeds from sale of loans held for sale	60,909	89,467
Decrease in restricted cash	1,152	—
Decrease (increase) in income tax receivable	290	(726)
Decrease in income tax payable	—	(403)
Decrease (increase) in accrued interest and other assets	(1,218)	458
Increase in accrued expenses and other liabilities	205	798

Net cash provided by operating activities	3,448	3,005

Cash flows from investing activities:
Origination of loans held for investment	(168,672)	(124,294)
Proceeds from principal paid on loans held for investment	127,765	109,618
Net change in interest bearing deposits in financial institutions	—	497
Purchase of trading securities	(37,132)	—
Sale of trading securities	43,200	—
Purchases of securities held-to-maturity	(2,233)	(16,407)
Maturities of securities held-to-maturity	11,581	2,540
Purchase of securities available-for-sale	(4,078)	—
Maturities of securities available-for-sale	935	—
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(921)	(1,323)
Sales of Federal Home Loan Bank stock	486	104
Proceeds from sale of other repossessed assets	—	1,851
Additions to premises and equipment	(161)	(2,165)

Net cash used in investing activities	(29,230)	(29,579)

		(continued )

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

(continued)

	For the nine months ended September 30,
	2003	2002
Cash flows from financing activities:
Net increase/(decrease) in deposits:
Interest bearing	$1,791	$(8,626)
Non-interest bearing	15,446	11,434
Proceeds from exercise of stock options	420	118
Proceeds from stock offering, net of expenses	10,054	—
Proceeds from the issuance of Trust Preferred Securities	4,910	—
Proceeds from other borrowings	10,862	13,088
Repayment of other borrowings	(2,362)	(813)
Proceeds from sale of unallocated ESOP shares	—	813

Net cash provided by financing activities	41,121	16,014

Net increase (decrease) in cash and cash equivalents	15,339	(10,560)
Cash and cash equivalents at beginning of period	21,504	38,946

Cash and cash equivalents at end of period	$36,843	$28,386

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits	4,668	5,885
Interest on other borrowings	1,075	1,396

Total interest paid	$5,743	$7,281

Income Taxes	$2,275	$2,535

Supplemental disclosure of non-cash investing activities:
Loans transferred to other repossessed assets	$475	$—

Loans transferred to other real estate owned	$724	$197

Loans to facilitate the sale of repossessed assets	$—	$1,615

Loans held for investment transferred to held for sale	$5,102	$22,853

Change in unrealized gains on available-for-sale securities net of taxes of $9 and $0, respectively, recorded in Other Comprehensive Income	$(13)	$—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(unaudited)

Note 1 Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiaries Community National Bank (the “Bank”), Community (CA) Capital Trust I (“Trust I”) and Community (CA) Capital Statutory Trust II (“Trust II”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2003, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2003 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of loan servicing rights, interest only strips and the allowance for estimated loan losses

Note 2 Private Placement of Common Stock

On August 7, 2003 the Company completed a private placement of 725,000 shares of common stock at a price of $15.00 per share to certain “accredited investors” including certain directors and officers of the Company and the Bank and their related interests. The directors, officers and their related interests purchased less than 5% of the total offering.

Gross proceeds from the offering were $10,875,000, and offering expenses totaled $821,000, including placement agent fees. Of the $10,054,000 net proceeds of the offering, the Company used $1.8 million to repay debt, and $7.5 million of the proceeds were invested as equity capital in the Bank. The remaining net proceeds were retained by the Company as working capital.

The sale of the common stock is exempt from the registration provisions of the Securities Act of 1933 by virtues of Section 4(2) of such Act and Regulation D promulgated pursuant thereto inasmuch as the sale was limited to 25 investors of which all were “accredited investors” within the meaning of Regulation D. The Company has filed a S-3 registration statement with the SEC for purposes of registering the shares from the private placement.

Note 3 Issuance of Trust Preferred Securities

On September 17, 2003, the Company’s wholly owned subsidiary, Community (CA) Statutory Capital Trust II (“Trust II”), a Connecticut business trust, issued $5 million of Floating Rate Capital Trust Pass-through Securities, with a liquidation value of $1,000 per share. The securities, which mature in 2033, are callable at par after five years and pay cash distributions at a per annum rate and reset quarterly at the three month LIBOR plus 2.95%. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $4.9 million from the Trust upon issuance of the junior subordinated debentures, of which $4.75 million was contributed to the Bank to increase its capital. The $5 million is included in Trust Preferred Securities on the books of the Company, while the net $4.9 million is in cash and cash equivalents.

Note 4 Significant Accounting Policies

Stock Option Plans

At September 30, 2003, the Company had three stock option plans, which are described more fully in Note 13 in the Company’s 2002 Annual Report on Form 10-K. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share amounts)

Net income, as reported	$1,507	$775	$3,994	$2,078
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(38)	(61)	(118)	(180)

Proforma net income	$1,469	$714	$3,876	$1,898

Basic income per share, as reported	$0.37	$0.22	$1.07	$0.60
Proforma basic income per share	$0.36	$0.20	$1.04	$0.55

Diluted income per share, as reported	$0.35	$0.21	$1.01	$0.58
Proforma diluted income per share	$0.34	$0.20	$0.98	$0.53

The per share weighted average fair value of stock options granted under the plans during the nine months ended September 30, 2003 were $4.73, compared to $2.77 for the nine months ended September 30, 2002. During the three months ended September 30, 2003 and 2002, the weighted average fair value of stock options granted under the plans were $5.27 and $3.02, respectively. The fair value of the options were estimated at grant date using a Black-Scholes option pricing model with the following weighted average assumptions: Nine months ended September 30, 2003, no expected dividend yield, a risk free interest rate of 1.273%, expected life of 5.0 years and a volatility of 40%; Nine months ended September 30, 2002, no expected dividend yield, a risk free interest rate of 1.69%, expected life of 5.0 years and a volatility of 41%, Three months ended September 30, 2003, no expected dividend yield, a risk free interest rate of 1.14%, expected life of 5.0 years and a volatility of 40%, Three months ended September 30, 2002, no expected dividend yield, a risk free interest rate of 1.69%, expected life of 5.0 years and a volatility of 41%.

Note 5 Loans and Related Allowance for Loan Losses:

A summary of loans are as follows:

	September 30, 2003			December 31, 2002
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)

Construction loans	$—	$74,098	$74,098	$—	$67,445	$67,445
Real estate one- to four-family	—	10,312	10,312	3,219	13,634	16,853
Real estate commercial and multi-family	55,451	192,603	248,054	49,619	158,189	207,808
Consumer home equity lines of credit	—	1,517	1,517	—	3,394	3,394
Other consumer	—	2,802	2,802	—	3,928	3,928
Commercial	—	20,763	20,763	—	16,408	16,408
Aircraft	—	29,813	29,813	—	29,462	29,462

Total gross loans	55,451	331,908	387,359	52,838	292,460	345,298
Deferred loan origination costs (fees)	132	(741)	(609)	195	(557)	(362)
Discount on unguaranteed portion of SBA loans retained	(276)	(1,523)	(1,799)	(154)	(1,366)	(1,520)
Allowance for loan losses	—	(4,545)	(4,545)	—	(3,945)	(3,945)

Net loans	$55,307	$325,099	$380,406	$52,879	$286,592	$339,471

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

Note 6 Sales and Servicing of SBA Loans:

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

In accordance with FAS 140, the Company recognizes a servicing asset or liability at the time a loan is sold and the Company retains the servicing, based on the present value of the estimated future cash flows. The servicing asset is amortized proportionately over the period based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights. Projected net servicing income is determined on the basis of the estimated future balance of the underlying loan portfolio which decreases over time from scheduled loan amortization and prepayments. The Company estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, original terms to maturity and recent prepayment speeds, as well as current interest rate levels, market forecasts and other economic conditions.

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of September 30, 2003 and December 31, 2002, the valuation allowance for the servicing assets was $39,000 and $50,000, respectively. In estimating fair values at September 30, 2003, the Company utilized a weighted average prepayment assumption of approximately 8% and a discount rate of 10%. In estimating fair values at December 31, 2002, the Company utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the nine months ended September 30, 2003 and 2002. At September 30, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8% and a discount rate of 10%. At December 31, 2002, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

Note 7 Commitments and Contingencies:

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

Commitments to extend credit amounting to $40,552,000 and $33,327,000 were outstanding at September 30, 2003 and December 31, 2002, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, which in general have a term of three months or less, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $2,194,000 and $2,243,000 were outstanding at September 30, 2003 and December 31, 2002, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

Undisbursed construction loans and lines of credit amounting to $89,655,000 and $84,786,000 were outstanding at September 30, 2003 and December 31, 2002, respectively. Undisbursed construction loans are commitments to make additional principal advances on construction loans subject to completion of phases of construction verified by inspection. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan in their discretion and may expire between one and eighteen months. The Company has a reserve for losses on commitments to extend credit totaling $179,000 and $174,000 as of September 30, 2003 and December 31, 2002, respectively.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of September 30, 2003 and December 31, 2002, the Company had non-mandatory commitments to sell loans of none and $4,787,000, respectively.

In December 2002, the Company entered into an interest rate swap agreement with a third party. The terms of the agreement include, amongst other things, a collateral requirement which would offset any credit risk between the Company and the third party. The collateral requirement is the greater of the mark to market value of the interest rate swap agreement or a minimum of $945,000. As of September 30, 2003, the collateral requirement was $956,000. Should interest rates increase, it is probable that the mark to market value of the interest rate swap will exceed the minimum requirement of $945,000, which would require additional securities or other collateral to be pledged. As of September 30, 2003, the Company pledged one agency mortgage backed security classified as available for sale as collateral with a market value of $1.6 million. At December 31, 2002, the Company pledged restricted cash as collateral. The unrealized gain (loss) on the interest rate swap was $(38,000) and $4,000 as of September 30, 2003 and December 31, 2002, respectively. The unrealized gains or losses on the interest rate swap are recorded as other assets or liabilities with the corresponding change in the amount of liability for the Trust Preferred Security. The change in unrealized gains or losses on the interest rate swap are offset by the corresponding changes in the unrealized gains or losses on the Trust Preferred Securities in the accompanying consolidated income statements.

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

Note 8 Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the nine months ended September 30,
	2003			2002
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$3,994			$2,078

Basis EPS Earnings available to common shareholders	$3,994	3,742,727	$1.07	$2,078	3,480,083	$0.60
Effect of Dilutive Securities Options	—	226,840	(0.06)	—	107,518	(0.02)

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$3,994	3,969,567	$1.01	$2,078	3,587,601	$0.58

	For the three months ended September 30,
	2003			2002
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$1,507			$775

Basis EPS Earnings available to common shareholders	$1,507	4,058,348	$0.37	$775	3,507,879	$0.22
Effect of Dilutive Securities Options	—	260,515	(0.02)	—	124,061	(0.01)

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$1,507	4,318,863	$0.35	$775	3,631,940	$0.21

Note 9 Segment Information

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

	For the nine months ended September 30,
	2003			2002
	Banking Division	SBA Division	Total Company	Banking Division	SBA Division	Total Company
	(dollars in thousands)

Interest income	$14,982	$4,772	$19,754	$13,429	$4,932	$18,361
Interest expense	(2,765)	(2,087)	(4,852)	(4,285)	(2,445)	(6,730)

Net interest income before provision	12,217	2,685	14,902	9,144	2,487	11,631
Provision for loan losses	(730)	(465)	(1,195)	(684)	(101)	(785)
Other income	1,137	4,440	5,577	1,077	3,653	4,730
Other expenses	(9,116)	(3,609)	(12,725)	(8,917)	(3,101)	(12,018)

Income before income taxes	3,508	3,051	6,559	620	2,938	3,558
Income taxes	(1,296)	(1,269)	(2,565)	(258)	(1,222)	(1,480)

Net income	$2,212	$1,782	$3,994	$362	$1,716	$2,078

Assets employed at quarter end	$352,510	$108,590	$461,100	$299,916	$88,654	$388,570

	For the three months ended September 30,
	2003			2002
	Banking Division	SBA Division	Total Company	Banking Division	SBA Division	Total Company
	(dollars in thousands)

Interest income	$5,105	$1,598	$6,703	$4,737	$1,533	$6,270
Interest expense	(765)	(681)	(1,446)	(1,272)	(840)	(2,112)

Net interest income before provision	4,340	917	5,257	3,465	693	4,158
Provision for loan losses	(227)	(247)	(474)	(280)	(26)	(306)
Other income	331	1,680	2,011	388	1,176	1,564
Other expenses	(3,140)	(1,228)	(4,368)	(3,069)	(1,019)	(4,088)

Income before income taxes	1,304	1,122	2,426	504	824	1,328
Income taxes	(452)	(467)	(919)	(210)	(343)	(553)

Net income	$852	$655	$1,507	$294	$481	$775

Asset employed at quarter end	$352,510	$108,590	$461,100	$299,916	$88,654	$388,570

Note 10 Recent Accounting Developments:

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Corporation adopted the provisions of FIN No. 46 for interim periods beginning after December 31, 2002, and the provisions did not had a material effect on the Company’s financial condition, results of operations or cash flows.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and nine months ended September 30, 2003. This analysis should be read in conjunction with our 2002 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Community Bancorp Inc. on a consolidated basis.

Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business and other factors referenced in the 10-K report for December 31, 2002 on file with the SEC, including in “Item 1. BUSINESS - FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS.” We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

At September 30, 2003, we had total assets of $461 million, total deposits of $381 million and shareholders’ equity of $35 million. We have five full service branches serving the communities of Escondido, Vista, Fallbrook, Bonsall and Temecula and an additional five SBA loan production offices in California that originate loans in California, Arizona, Nevada and Oregon. According to June 30, 2002 FDIC data, our five branches have an 8.4% combined deposit market share within the five cities we serve, which would rank us first among community banks and fourth among all banks and thrifts.

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

Our operating goals are to:

•	Enhance profitability and expand our franchise;

•	Maintain high credit quality;

•	Increase core deposits and lower the costs of funds; and

•	Efficiently manage capital.

Enhance profitability and expand our franchise. We have improved earnings by expanding net interest income, growing non-interest income and controlling expenses. This has resulted in record earnings for 2002 of $3.0 million and $4.0 million for the first nine months of 2003. Our return on average equity (“ROAE”) was 16.00% and 21.51% for the same periods. Our efficiency ratio (operating expenses divided by net interest income before provision for loan losses plus non-interest income) has also improved from 70.25% for 2002 to 62.14% for the first nine months of 2003.

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

Over the last five years the percentage of our net loan charge-offs to average loans outstanding was 0.13% with the percentages being 0.16% for 2002 and 0.22% for the first nine months of 2003. Non-accrual loans, net of government guarantees, to total loans have averaged 0.42% of total loans for the last five years and were 0.23% at September 30, 2003.

Increase core deposits and lower our cost of funds. In 2000, Michael Patterson, Senior Vice President and Chief Administrative Officer, was hired to oversee retail banking. Mr. Patterson, with 27 years experience as a regional retail banking manager for major banks and thrifts, brought new focus to both core deposit and fee generation in the deposit side. In addition, Mr. Patterson expanded the branch operation by adding two new branches in 2001, with an additional branch planned for 2004. As a result, transaction accounts (checking, savings and money market accounts) increased 25% for the third quarter over last year’s third quarter to $181.9 million as of September 30, 2003. Non-interest bearing deposits increased by 35% at the end of the third quarter of 2003 over September 30, 2002 levels.

With the continued expansion of the retail banking operations, wholesale deposits as a percentage of total deposits have been declining. Wholesale deposits decreased from $81.7 million as of December 31, 2001 to $63.7 million as of December 31, 2002 and to $44.2 million as of September 30, 2003. We reduced the costs of deposits by 76 basis points between the quarters ended September 30, 2002 and September 30, 2003. This has contributed to the improved net interest margin.

Efficiently manage capital. We have efficiently managed capital at the holding company while maintaining a “well-capitalized” status on all regulatory capital ratios at the Bank level. We maintain our capital levels at appropriate levels to fund foreseeable growth. Our capital base at the holding company is made up of borrowed funds, Trust Preferred securities and Common Stock. Our goal is to continue to maximize ROAE and to minimize our overall cost of capital by maintaining an efficient capital structure.

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

•	Servicing assets and interest-only strips. In accordance with FAS 140, the Company recognizes a servicing asset or liability at the time a loan is sold and the Company retains the servicing, based on the present value of the estimated future cash flows. The servicing asset is amortized proportionately over the period based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights. Projected net servicing income is determined on the basis of the estimated future balance of the underlying loan portfolio which decreases over time from scheduled loan amortization and prepayments. The Company estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, original terms to maturity and recent prepayment speeds, as well as current interest rate levels, market forecasts and other economic conditions.

We periodically evaluate servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at September 30, 2003, we utilized a weighted average prepayment assumption of approximately 8% and a discount rate of 10%. In estimating fair values at December 31, 2002, we utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the nine months ended September 30, 2003 and 2002. At September 30, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8% and a discount rate of 10%. At December 31, 2002, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•	Real Estate Owned and Other Repossessed Assets. Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. There were two OREOs acquired through foreclosure as of September 30, 2003 compared to none as of December 31, 2002. Valuation was done using the collateral method based on a recent appraisal of the underlying collateral. As of September 30, 2003, we had one aircraft acquired through repossession. Valuation was done using the collateral method based on a recent appraisal of the underlying collateral.

RESULTS OF OPERATIONS

Banking Division - Net Income

Net income for the Banking division increased to $2.2 million for the nine months ended September 30, 2003 compared to $362,000 for the nine months ended September 30, 2002. For the three months ended September 30, 2003, the Banking division net income increased to $852,000 compared to $294,000 for the three months ended September 30, 2002. The increase in net income for the Banking division was primarily driven by increases in net interest income and non-interest income, and was partially offset by increases in provisions for loan losses and non-interest expense. Net interest income for the Banking division increased from $9.1 million for the nine months ended September 30, 2002 to $12.2 million for the nine months ended September 30, 2003. This increase is primarily due to the 35% decrease in interest expense from $4.3 million for the nine months ended September 30, 2002 to $2.8 million for the nine months ended September 30, 2003. The reduction in interest expense is the result of changes in the market rates for time deposits combined with an 18% increase in the average balance of transaction accounts (demand deposits plus interest bearing checking, savings and money market accounts) for the nine months ended September 30, 2003 when compared to the same period in 2002. For the three months ended September 30, 2003, net interest income increased to $4.3 million compared to $3.5 million for the three months ended September 30, 2002. The increase in net interest income is primarily due to the 40% decrease in interest expense. Interest expense decreased to $765,000 for the three months ended September 30, 2003 compared to $1.3 million for the three months ended September 30, 2002. Average transaction accounts increased 28% to $178.6 million for the three months ended September 30, 2003 compared to $139.6 million for the three months ended September 30, 2002.

SBA Division - Net Income

Net income for the SBA division increased to $1.8 million for the nine months ended September 30, 2003 compared to $1.7 million for the nine months ended September 30, 2002. For the three months ended September 30, 2003, the SBA division net income increased to $655,000 compared to $481,000 for the three months ended September 30, 2002. The increase in net income for the SBA division was primarily driven by increases in net interest income and non-interest income, and was partially offset by increases in provisions for loan losses and non-interest expense. Net interest income for the SBA division increased from $2.5 million for the nine months ended September 30, 2002 to $2.7 million for the nine months ended September 30, 2003. The increase in net interest income is primarily due to the increase in interest earning assets for the SBA division. Non-interest income increased from $3.7 million for the nine months ended September 30, 2002 to $4.4 million for the nine months ended September 30, 2003, as a result of increases in net gain on sale of loans. For the three months ended September 30, 2003, non-interest income increased to $1.7 million compared to $1.2 million for the three months ended September 30, 2002, primarily due to increases in net gain on sale of loans.

Net gain on sale of loans increased from $1.0 million for the quarter ended September 30, 2002 to $1.4 million for the quarter ended September 30, 2003. During the nine months ended September 30, 2003, net gain on sale of loans increased to $3.7 million compared to $3.4 million for the nine months ended September 30, 2002. During the three months ended September 30, 2003 we originated $26.3 million in SBA loans compared to $22.3 million during the three months ended September 30, 2002. We sold $14.6 million in SBA loans, or 56% of originations, during the three months ended September 30, 2003 compared to $14.4 million in SBA loans, or 65% of originations, during the three month period ended September 30, 2002. Although the dollar amount of sales increased only 1.4%, the gain on sale of loans increased 40.0% due to an increase in the premiums received from the secondary market in 2003 when compared with 2002. During the nine months ended September 30, 2003, we originated $65.3 million in SBA loans compared to $60.4 million during the nine months ended September 30, 2002. We sold $46.5 million in SBA loans, or 71% of originations, during the nine months ended September 30, 2003 compared to $55.2 million, or 91% of originations, during the nine months ended September 30, 2002. The gain on sale of loans increased even though the volume of loans sold declined due to an increase in the premiums received from the secondary market in 2003 when compared with 2002. In the past, we had chosen to focus on retaining a certain percentage of SBA loan production.

Non-interest expense for the three months ended September 30, 2003 increased to $1.2 million compared to $1.0 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, non-interest expenses increased to $3.6 million compared to $3.1 million for the nine months ended September 30, 2002. The increase in non-interest expense for the three month and nine month periods ended September 30, 2003 when compared with the same periods in 2002 is the result of incentive based compensation from increased SBA loan originations noted above.

Net Income - Consolidated

Net income increased to $1.5 million for the three months ended September 30, 2003 compared to $775,000 for the three months ended September 30, 2002. Basic earnings per share were $0.37 and $0.22 for the three months ended September 30, 2003 and 2002, respectively. Diluted earnings per share were $0.35 and $0.21 for the three months ended September 30, 2003 and 2002, respectively. ROAE was 19.93% for the three months ended September 30, 2003 compared to 16.10% for the three months ended September 30, 2002. The return on average assets (“ROAA”) for the three months ended September 30, 2003 was 1.33% compared to 0.79% for the three months ended September 30, 2002.

Net income increased to $4.0 million for the nine months ended September 30, 2003 compared to $2.1 million for the nine months ended September 30, 2002. Basic earnings per share were $1.07 and $0.60 for the nine months ended September 30, 2003 and 2002, respectively. Diluted earnings per share were $1.01 and $0.58 for the nine months ended September 30, 2003 and 2002, respectively. ROAE was 21.51% for the nine months ended September 30, 2003 compared to 15.12% for the nine months ended September 30, 2002. The ROAA for the nine months ended September 30, 2003 was 1.23% compared to 0.71% for the nine months ended September 30, 2002.

The increase in net income and profitability over both the three months ended and the nine months ended September 30, 2003 was mainly due to the increases in net interest income and non-interest income, partially offset by increases in provision for loan losses and non-interest expense. Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Non-interest income increased primarily due to an increase in the net gain on sale of loans. Other operating expenses increased as a result of the Company’s expansion and increased loan production.

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

	For the three months ended September 30,
	2003			2002
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$26,870	$222	3.28%	$27,337	$345	5.01%
Fed funds sold	21,503	53	0.98%	19,080	80	1.66%
Loans:
Commercial	109,090	1,686	6.13%	106,520	1,744	6.50%
Real Estate	232,856	4,118	7.02%	179,761	3,400	7.50%
Aircraft	29,709	533	7.12%	27,746	561	8.02%
Consumer	4,483	91	8.05%	7,009	140	7.92%

Total loans	376,138	6,428	6.78%	321,036	5,845	7.22%

Total earning assets	424,511	6,703	6.26%	367,453	6,270	6.77%
Non earning assets	29,911			26,776

Total average assets	$454,422			$394,229

Average liabilities and shareholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$113,993	186	0.65%	$93,547	220	0.93%
Time deposits	207,425	999	1.91%	202,666	1,492	2.92%

Total interest bearing deposits	321,418	1,185	1.46%	296,213	1,712	2.29%
Trust preferred securities (1)	10,415	192	7.31%	10,000	278	11.03%
Other borrowings	21,412	69	1.28%	17,283	122	2.80%

Total interest bearing liabilities	353,245	1,446	1.62%	323,496	2,112	2.59%
Demand deposits	64,568			46,091
Accrued expenses and other liabilities	6,366			5,386
Net shareholders equity	30,243			19,256

Total average liabilities shareholders equity	$454,422			$394,229

Net interest spread			4.64%			4.18%

Net interest income		$5,257			$4,158

Net interest margin			4.91%			4.49%

(1)	Trust preferred securities are shown net of the effect of the interest rate swap described below.

Interest income for the three months ended September 30, 2003 increased to $6.7 million, compared to $6.3 million for the three months ended September 30, 2002. The increase was due to the 15.53% increase in the average balance of interest earning assets, and was partially offset by a decrease in the yield on those assets. The use of interest rate floors on our loans has significantly mitigated the effects of the 5.25% decline in the prime rate since the beginning of 2001. For a further discussion of our interest rate floors, see “ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.” Average interest earning assets increased to $424.5 million for the three months ended September 30, 2003 compared to $367.5 million for the three months ended September 30, 2002. The yield on interest earning assets decreased to 6.26% for the three months ended September 30, 2003 compared to 6.77% for the three months ended September 30, 2002. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $232.9 million with a yield of 7.02% for the three months ended September 30, 2003 compared to $179.8 million with a yield of 7.50% for the three months ended September 30, 2002.

Interest expense for the three months ended September 30, 2003 decreased to $1.4 million compared to $2.1 million for the three months ended September 30, 2002. This decrease was due to the repricing of maturing certificates of deposit (“CDs”) following a 5.25% decline in the prime rate since the beginning of 2001 combined with the effects of an interest rate swap hedging the Trust Preferred Securities, and was partially offset by an increase in average interest bearing liabilities. Average interest-bearing liabilities increased to $353.2 million for the three months ended September 30, 2003 compared to $323.5 million for the three months ended September 30, 2002. Average time deposits, the largest component of interest bearing liabilities, increased to $207.4 million with a cost of 1.91% for the three months ended September 30, 2003 compared to $202.7 million with a cost of 2.92% for the three months ended September 30, 2002.

Other average borrowings increased to $31.8 million with a cost of 3.25% for the three months ended September 30, 2003 compared to $27.3 million with a cost of 5.82% for the three months ended September 30, 2002. We issued $10.0 million in Trust Preferred Securities in 2000. In December 2002, the Company entered into an interest rate swap agreement with a third party, which in effect changed the interest rate from an 11.0% fixed rate coupon to a six month floating rate that resets semi-annually at 5.455% over six month LIBOR. As a result of the interest rate swap, the cost of the Trust Preferred Securities declined to 7.31% for the three months ended September 30, 2003 compared to 11.03% for the three months ended September 30, 2002.

In addition to the decrease in cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Demand deposits increased 40% from an average $46.1 million for the three months ended September 30, 2002 to $64.6 million for the three months ended September 30, 2003. The cost of deposits, including demand deposits and interest bearing deposits, decreased to 1.22% for the three months ended September 30, 2003 compared to 1.98% for the three months ended September 30, 2002. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 28% to $178.6 million for the three months ended September 30, 2003 compared to $139.6 million for the three months ended September 30, 2002. The cost of funds, including interest bearing liabilities and demand deposits, was reduced 90 basis points to 1.37% for the three months ended September 30, 2003 compared to 2.27% for the three months ended September 30, 2002.

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

	For the nine months ended September 30,
	2003			2002
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$30,350	$802	3.53%	$23,056	$879	5.10%
Fed funds sold	13,798	111	1.08%	17,836	226	1.69%
Loans:
Commercial	108,063	5,155	6.38%	113,854	5,451	6.40%
Real Estate	219,672	11,725	7.14%	175,916	9,799	7.45%
Aircraft	29,484	1,638	7.43%	25,540	1,583	8.29%
Consumer	5,519	323	7.82%	7,111	423	7.95%

Total loans	362,738	18,841	6.94%	322,421	17,256	7.16%

Total earning assets	406,886	19,754	6.49%	363,313	18,361	6.76%
Non earning assets	27,496			26,171

Total average assets	$434,382			$389,484

Average liabilities and shareholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$100,312	563	0.75%	$91,379	674	0.99%
Time deposits	211,675	3,470	2.19%	206,556	4,916	3.18%

Total interest bearing deposits	311,987	4,033	1.73%	297,935	5,590	2.51%
Trust preferred securities (1)	10,138	534	7.04%	10,000	834	11.15%
Other borrowings	22,679	285	1.68%	15,284	306	2.68%

Total interest bearing liabilities	344,804	4,852	1.88%	323,219	6,730	2.78%
Demand deposits	58,958			43,302
Accrued expenses and other liabilities	5,864			4,638
Net shareholders equity	24,756			18,325

Total average liabilities shareholders equity	$434,382			$389,484

Net interest spread			4.61%			3.97%

Net interest income		$14,902			$11,631

Net interest margin			4.90%			4.28%

(1)	Trust preferred securities are shown net of the interest rate swap described below.

Interest income for the nine months ended September 30, 2003 increased to $19.8 million compared to $18.4 million for the nine months ended September 30, 2002. The increase was due to the 11.99% increase in the average balance of interest earning assets, and was partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $406.9 million for the nine months ended September 30, 2003 compared to $363.3 million for the nine months ended September 30, 2002. The yield on interest earning assets decreased to 6.49% for the nine months ended September 30, 2003 compared to 6.76% for the nine months ended September 30, 2002. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $219.7 million with a yield of 7.14% for the nine months ended September 30, 2003 compared to $175.9 million with a yield of 7.45% for the nine months ended September 30, 2002.

Interest expense for the nine months ended September 30, 2003 decreased to $4.9 million compared to $6.7 million for the nine months ended September 30, 2002. This decrease was due to the repricing of maturing certificates of deposit (“CDs”) combined with the effects of an interest rate swap hedging our Trust Preferred Securities, and was partially offset by an increase in average interest bearing deposits and other borrowings. Average interest-bearing liabilities increased to $344.8 million for the nine months ended September 30, 2003 compared to $323.2 million for the nine months ended September 30, 2002. Average time deposits, the largest component of interest bearing deposits, increased to $211.7 million with a cost of 2.19% for the nine months ended September 30, 2003 compared to $206.6 million with a cost of 3.18% for the nine months ended September 30, 2002.

Other average borrowings increased to $32.8 million with a cost of 3.34% for the nine months ended September 30, 2003 compared to $25.3 million with a cost of 6.03% for the nine months ended September 30, 2002. In March of 2001, we established a line of credit with the Federal Home Loan Bank (FHLB) collateralized by commercial loans. Funds from the credit line were used to increase our liquidity. In addition to FHLB advances, other lines of credit are utilized to increase capital at the Bank and, until February 14, 2002, to fund our ESOP. The loan to our ESOP was paid in full on February 14, 2002. As a result of an interest rate swap, the cost of our Trust Preferred Securities declined to 7.04% for the nine months ended September 30, 2003 compared to 11.15% for the nine months ended September 30, 2002.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended September 30, 2003 was $5.3 million compared to $4.2 million for the three months ended September 30, 2002. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $424.5 million for the three months ended September 30, 2003 with a net interest margin of 4.91% compared to $367.5 million with a net interest margin of 4.49% for the three months ended September 30, 2002.

Net interest income before provision for estimated loan losses for the nine months ended September 30, 2003 was $14.9 million compared to $11.6 million for the nine months ended September 30, 2002. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $406.9 million for the nine months ended September 30, 2003 with a net interest margin of 4.90% compared to $363.3 million with a net interest margin of 4.28% for the nine months ended September 30, 2002.

For the three months ended and the nine months ended September 30, 2003, the increase in the net interest margin was primarily due to the decline in cost of interest bearing liabilities. For a discussion of the repricing of our assets and liabilities, see “ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Provision for Estimated Loan Losses

Due to the growth in loans, the provision for estimated loan losses increased to $474,000 for the three months ended September 30, 2003 from $306,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, the provision for estimated loan losses totaled $1.2 million and $785,000, respectively. For further information, please see the “Loans” discussion in the “FINANCIAL CONDITION” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $2.0 million for the three months ended September 30, 2003 compared to $1.6 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, other operating income totaled $5.6 million compared to $4.7 million for the nine months ended September 30, 2002. The increase in other operating income for the three months and nine months ended September 30 2003 was due to an increase in gains on sale of loans, loan servicing fees, customer service charges and other fee income.

Net gain on sale of loans increased from $1.0 million for the quarter ended September 30, 2002 to $1.4 million for the quarter ended September 30, 2003. During the nine months ended September 30, 2003, net gain on sale of loans increased to $3.7 million compared to $3.4 million for the nine months ended September 30, 2002. For further discussion of the change in net gain on sale of loans, please see “SBA Division – Net Income” above.

In order to provide greater stability to our earnings and provide meaningful guidance to investors, we have publicly announced that our goal will be to sell sufficient SBA loans on a quarter-by-quarter basis to generate between $1.0 million and $1.5 million in gain on sale of loans each quarter. SBA loans not sold in the secondary market will be retained to enhance interest income.

We originated $11.2 million in mortgage loans during the three months ended September 30, 2002. Due to the closure of the mortgage department effective January 31, 2003 we did not originate any mortgage loans during the three months ended September 30, 2003. During the nine months ended September 30, 2003, we originated $2.4 million in mortgage loans compared to $37.7 million during the nine months ended September 30, 2002. We sold $9.3 million and $33.7 million in mortgage loans during the three and nine months ended September 30, 2002, respectively, compared to none and $6.6 million during the three and nine months ended September 30, 2003, respectively. The closure of the mortgage department is expected to have minimal impact on the gain on sale of loans.

Loan servicing income increased to $166,000 for the three months ended September 30, 2003 compared to $137,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, loan servicing fees totaled $481,000 compared to $333,000 for the nine months ended September 30, 2002. Loan servicing income is the result of the spread between the interest rate paid by borrowers and the interest rate paid to third party investors, multiplied by the total volume of loans sold, net of the amortization of the servicing asset. The increase in loan servicing income is a result of the increase in loans serviced for others. As of September 30, 2003, SBA loans serviced for others increased to $131.4 million compared to $109.6 million as of September 30, 2002. The increase in loans serviced for others is a result of the loans sold in 2002 and the first nine months of 2003, net of principal repayments.

Customer service charges increased to $180,000 for the three months ended September 30, 2003 compared to $160,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, customer service charges increased to $548,000 compared to $435,000 for the nine months ended September 30, 2002. The increase is the result of a 40% increase in average demand deposit accounts to $64.6 million for the three months ended September 30, 2003 from $46.1 million for the three months ended September 30, 2002 and the 36% increase in average demand accounts to $59.0 million for the nine months ended September 30, 2003 compared to $43.3 million for the nine months ended September 30, 2002.

Other fee income increased to $313,000 for the three months ended September 30, 2003 compared to $259,000 for the three months ended September 30, 2002. For the nine months ended September 30, 2003, other fee income increased to $825,000 compared to $649,000 for the nine months ended September 30, 2002. The increase in other fee income for the three month and nine month periods is a result of an increase in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, telephone, premises and equipment, data processing, depreciation, marketing and promotions, professional services, director/officer/employee expenses, office and other expenses are the major categories of other operating expenses. Other operating expenses increased to $4.4 million for the three months ended September 30, 2003 compared to $4.1 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, operating expenses increased to $12.7 million compared to $12.0 million for the nine months ended September 30, 2002.

For the three months ended September 30, 2003, the increase in other operating expenses is primarily due to the increase in salaries and employee benefits as a result of an increase in incentive based compensation. The decrease in depreciation and other expenses is the result of non-recurring expenses incurred in the three months and nine months ended September 30, 2002 as a result of the relocation to our new corporate headquarters. In addition to salaries and employee benefits, professional services, including legal, accounting and other consultants increased due to several factors including compliance with the Sarbanes-Oxley Act of 2002.

Our efficiency ratio, which is the ratio of operating expenses to net interest income before provision for loan losses plus non-interest income (excluding gains or losses on the sale of OREO), improved to 60.10% for the three months ended September 30, 2003 compared to 71.44% for the three months ended September 30, 2002. The decrease in efficiency ratio was due to the increase in net interest and other operating income as well, partially offset by an increase in operating expenses. For the nine months ended September 30, 2003 the efficiency ratio improved to 62.14% compared to 73.24% for the nine months ended September 30, 2002 due to improved net interest and non-interest income, partially offset by an increase in operating expenses.

The following table compares each of the components of other operating expenses for the three months and nine months ended September 30, 2003 and 2002, respectively:

	For the three months ended Sep. 30,			For the nine months ended Sep. 30,
	2003	2002	Change $	2003	2002	Change $
	(dollars in thousands)
Other operating expenses:
Salaries and employee benefits	$2,473	$2,268	$205	$7,194	$6,618	$576
Occupancy	335	321	14	974	997	(23)
Telephone	67	75	(8)	191	230	(39)
Premises and equipment	60	54	6	190	192	(2)
Data processing	181	150	31	515	466	49
Depreciation expense	199	212	(13)	613	736	(123)
Marketing and promotions	71	60	11	197	207	(10)
Professional services	256	303	(47)	861	721	140
Director, officer and employee expenses	106	105	1	396	334	62
Office expenses	168	148	20	484	398	86
Other expenses	452	392	60	1,110	1,119	(9)

Total other operating expenses	$4,368	$4,088	$280	$12,725	$12,018	$707

Provision for Income Taxes

The effective income tax rate was 37.9% for the three months ended September 30, 2003 compared to 41.6% for the three months ended September 30, 2002. For the nine months ended September 30, 2003, the effective tax rate was 39.1% compared to 41.6% for the nine months ended September 30, 2002. The effective tax rate declined in the three months and nine month periods in 2003 when compared to 2002 due to investments which generate income tax credits. See “FINANCIAL CONDITION – Investments” section of this discussion for further information. Provisions for income taxes totaled $919,000 and $553,000 for the three months ended September 30, 2003 and 2002, respectively. Provisions for income taxes totaled $2.6 million and $1.5 million for the nine months ended September 30, 2003 and 2002, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2003 compared to December 31, 2002 and September 30, 2002

Total assets increased to $461.1 million as of September 30, 2003 compared to $415.7 million as of December 31, 2002 and $388.6 million as of September 30, 2002. The increase in total assets was primarily due to the growth in net loans to $380.4 million as of September 30, 2003, compared to $339.5 million as of December 31, 2002, and $318.7 million as of September 30, 2002. Please refer to the “Loans” section of this discussion for further information.

Deposits increased to $381.2 million as of September 30, 2003 compared to $364.0 million as of December 31, 2002 and $336.1 million as of September 30, 2002. Cash and cash equivalents was $36.8 million as of September 30, 2003 compared to $21.5 million as of December 31, 2002 and $28.4 million as of September 30, 2002. Please refer to the “Deposits and Borrowings” section of this discussion for further information.

Shareholders’ equity was $35.0 million as of September 30, 2003 compared to $20.6 million as of December 31, 2002, and was $19.5 million as of September 30, 2002. Please refer to the “Capital” section of this discussion for further information.

Investments

Our held to maturity portfolio and other investments consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA securities and Low Income Housing Limited Partnerships. Held to maturity securities totaled $11.7 million as of September 30, 2003, compared to $21.3 million as of December 31, 2002 and $24.7 million as of September 30, 2002. Of these totals, U.S Government and other securities totaled $3.0 million as of September 30, 2003 compared to $5.0 million as of December 31, 2002 and $5.4 million as of September 30, 2002. As of September 30, 2003 all of these securities were held as collateral for public funds, tax and loan deposits. As of September 30, 2003 the remainder of the held to maturity portfolio was held in mortgage backed securities backed by agencies of the U.S. government. The decline on held to maturity securities is a result of maturities and prepayments.

As of September 30, 2003, our available for sale portfolio totaled $3.1 million in mortgage backed securities. The securities were purchased during the nine months ended September 30, 2003. Of this total, a single security of $1.6 million were pledged as additional security for our interest rate swap. The interest rate swap was established in December 2002 and we pledged restricted cash instead of securities at that time. The collateral requirement for the interest rate swap is the greater of the mark to market value of the swap or $945,000. Therefore, as interest rates increase it is probable that the collateral required will increase. As of September 30, 2003, the collateral requirement was $956,000, compared to $1.2 million as of December 31, 2002.

As of September 30, 2003 our trading securities consisted of a mutual fund which invests primarily in U.S. Government agency and treasury securities. The trading securities totaled $9.9 million as of September 30, 2003 compared to $16.1 million as of December 31, 2003 and none as of September 30, 2002.

As of September 30, 2003 we held investments in certain limited partnerships included with held to maturity securities totaling $2.9 million, compared to $1.0 million as of December 31, 2002 and none as of September 30, 2002. These funds generate returns by providing income tax credits as a result of their investment in low income housing developments.

Average Federal Funds sold for the three months and nine months ended September 30, 2003 were $21.5 million and $13.8 million, respectively, compared to $19.1 million and $17.8 million for the three months and nine months ended September 30, 2002, respectively.

We held $569,000 in Federal Reserve Bank stock as of September 30, 2003 and December 31, 2002 compared to $554,000 as of September 30, 2002. We held $1,414,000 in Federal Home Loan Bank stock as of September 30, 2003 compared to $979,000 as of December 31, 2002 and $1,729,000 as of September 30, 2002.

The following table sets forth the carrying values and estimated fair values of our held to maturity and other investment portfolio at the dates indicated:

	At September 30,		At December 31,
	2003		2002
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value
	(dollars in thousands)
U.S. Government agency and other securities	$3,001	$3,054	$5,037	$5,191
Agency mortgage backed securities	6,291	6,369	14,385	14,553
SBA loan pools	997	1,003	1,348	1,351
Low income housing investments	1,456	1,456	536	536

Total Securities	$11,745	$11,882	$21,306	$21,631

The contractual maturities held to maturity at September 30, 2003 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
	(dollars in thousands)

Due in one year or less	$1,498	$1,533	6.13%
Due greater than one year through five years	1,503	1,521	4.85%
Due greater than ten years*	1,456	1,456	11.65%

Subtotal U.S. Government agencies and other securities	4,457	4,510	7.50%
Mortgage backed securities due greater than five years through ten years	1,582	1,624	4.39%
Mortgage backed securities due greater than ten years	4,709	4,745	3.69%

Subtotal mortgage backed securities	6,291	6,369	3.86%
SBA loan pools due greater than ten years	997	1,003	2.62%

Total	$11,745	$11,882	5.14%

*	Note: Weighted Average Interest Rate is based on a tax equivalent yield.

Loans

Loan balances, net of the allowance for loan losses, increased to $380.4 million as of September 30, 2003 compared to $339.5 million as of December 31, 2002 and $318.7 million as of September 30, 2002. Total gross loans increased 19.6% from September 30, 2002 to September 30, 2003. We service SBA 7a loans sold to other investors. As of September 30, 2003, we serviced $131.4 million in SBA 7a loans for other investors compared to $117.2 million as of December 31, 2002 and $109.6 million as of September 30, 2002.

Loan Origination and Sale. The following table sets forth our loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the nine months ended September 30,		At or for the three months ended September 30,
	2003	2002	2003	2002
	(dollars in thousands)		(dollars in thousands)

Beginning balance	$339,471	$305,686	$368,130	$306,114
Loans originated for sale:
Real estate:
One-to four-family	2,353	34,029	—	10,000
Commercial	58,021	52,337	23,362	18,100

Total loans originated for sale	60,374	86,366	23,362	28,100
Loans sold:
Real estate:
Construction	1,725	464	—	464
One-to four-family	6,645	33,699	—	9,246
Commercial	49,060	51,200	14,613	14,394

Total loans sold	57,430	85,363	14,613	24,104
Loans originated for investment:
Commercial loans	21,307	18,857	5,222	7,079
Real estate:
Construction loans	83,582	63,867	23,169	31,564
One-to four-family	—	3,659	—	1,174
Commercial	62,626	35,451	17,527	13,195
Consumer	1,157	2,460	356	851

Total loans originated	168,672	124,294	46,274	53,863
Less:
Principal repayments	129,556	109,920	42,596	44,147
Other net charges (1)	1,125	2,351	151	1,114

Total Loans	$380,406	$318,712	$380,406	$318,712

(1)	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Loans held for sale are accounted for at the lower of cost or market at any given reporting date. Market is determined by obtaining estmated pricing from third party investors in similar types of product and considers loan type, maturity, interest rate, margin (if applicable) and other factors. As of September 30, 2003, loans held for sale totaled $55.3 million compared to $52.9 million as of December 31, 2002 and $51.1 million as of September 30, 2002. For the three months and nine months ended September 30, 2003 and 2002, there were no mark to market adjustments to loans held for sale.

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

	At September 30,		At December 31,
	2003		2002
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$20,763	5.36%	$16,408	4.75%
Aircraft loans	29,813	7.70%	29,462	8.53%
Real estate:
Construction loans	74,098	19.13%	67,445	19.53%
Secured by
One- to four-family	10,312	2.66%	16,853	4.88%
Commercial	248,054	64.04%	207,808	60.19%
Consumer:
Home equity lines of credit	1,517	0.39%	3,394	0.98%
Other	2,802	0.72%	3,928	1.14%

Total Gross loans outstanding	387,359	100.00%	345,298	100.00%
Deferred loan fees and unamortized gains	(2,408)		(1,882)
Allowance for loan losses	(4,545)		(3,945)

Net loans held for investment and held for sale	$380,406		$339,471

Loan Maturity

The following table sets forth the contractual maturities of our gross loans at September 30, 2003:

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$8,818	$1,839	$6,533	$3,573	$20,763
Aircraft loans	846	76	330	28,561	29,813
Real estate:
Construction loans	68,934	1,053	164	3,947	74,098
Secured by one- to four-family residential properties	3,266	2,185	1,264	3,597	10,312
Secured by commercial properties	37,917	14,656	17,175	178,305	248,053
Consumer:
Home equity lines of credit	—	92	51	1,374	1,517
Other	803	858	819	323	2,803

Total gross loans held for investment and held for sale	$120,584	$20,759	$26,336	$219,680	$387,359

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

The following table sets forth our non-performing assets at the dates indicated:

	September 30, 2003	December 31, 2002	September 30, 2002
	(dollars in thousands)

Non-accrual loans	$2,378	$2,254	$2,916
Troubled debt restructurings	—	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—	—

Total non-performing loans	2,378	2,254	2,916
Other real estate owned	724	—	197
Other repossessed assets	475	—	—

Total non-performing assets	$3,577	$2,254	$3,113

SUPPLEMENTAL DATA
Government guaranteed portion of total loans	$27,837	$32,066	$33,453
Non-performing loans, net of government guarantees	$910	$651	$1,030
Total non-performing loans/gross loans	0.61%	0.65%	0.90%
Total non-performing assets/total assets	0.78%	0.54%	0.80%
Total non-performing loans, net of guarantees/gross loans	0.23%	0.19%	0.32%
Total non-performing assets, net of guarantees/total assets	0.46%	0.16%	0.27%
Allowance for loan losses	$4,545	$3,945	$3,607
Net charge offs to average loans outstanding	0.22%	0.16%	0.04%
Loan loss allowance/loans, gross	1.17%	1.14%	1.11%
Loan loss allowance/loans held for investment	1.38%	1.36%	1.33%
Loan loss allowance/non-performing loans	191.13%	175.02%	123.70%
Loan loss allowance/total assets	0.99%	0.95%	0.93%
Loan loss allowance/non-performing assets	127.06%	175.02%	115.87%
Loan loss allowance/non-performing loans, net of guarantees	499.45%	605.99%	350.19%
Loan loss allowance/non-performing assets, net of guarantees	215.50%	605.99%	350.19%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of September 30, 2003, December 31, 2002 and September 30, 2002 all impaired or non-accrual loans were collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of September 30, 2003 we had twelve loans on non-accrual status totaling $2.4 million with $1.5 million, or 62%, guaranteed by the SBA. As of December 31, 2002, we had fourteen loans on non-accrual status totaling $2.3 million. Of this total, $1.6 million, or 71%, was guaranteed by the SBA. As of September 30, 2002, we had fourteen loans on non-accrual status totaling $2.9 million. Of this total $1.9 million, or 65%, was guaranteed by the SBA.

Included in non-accrual loans are loans less than 90 days delinquent. Loans 90 days or more delinquent totaled $1.8 million as of September 30, 2003, compared to $655,000 as of December 31, 2002 and $1.0 million as of September 30, 2002. Net of government guarantees, loans 90 days or more delinquent as of September 30, 2003 were $150,000 compared to $107,000 as of December 31, 2002 and $164,000 as of September 30, 2002.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and other repossessed assets, (all net of government guarantees) at September 30, 2003 were $4.9 million compared to $1.4 million as of December 31, 2002 and $2.2 million as of September 30, 2002.

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

The following table sets forth information regarding our allowance for loan losses at the dates and for the periods indicated:

	At or for the nine months ended September 30,		At or for the three months ended September 30,
	2003	2002	2003	2002
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$3,945	$2,788	$4,530	$3,276
Chargeoffs:
Real estate loans:
One - to four - family	102	27	102	1
Commercial	129	—	49	—
Commercial	329	85	264	85
Aircraft	48	—	48	—
Consumer	34	10	28	6

Total chargeoffs	642	122	491	92
Recoveries:
Real estate loans:
One - to four-family	20	—	—	—
Commercial	4	—	4	—
Commercial	27	—	16	—
Aircraft	—	11	—	—
Consumer	1	4	1	1

Total recoveries	52	15	21	1

Net chargeoffs	590	107	470	91
Reserve for losses on commitments to extend credit*	(5)	141	11	116
Provision for loan losses	1,195	785	474	306

Balance at end of period	$4,545	$3,607	$4,545	$3,607

Net charge offs to average loans	0.22%	0.04%	0.50%	0.11%
Reserve for losses on commitments to extend credit	$179	$145	$179	$145

*	During the three months and nine months ended September 30, 2002 and 2003, there have been no charge offs or recoveries on commitments to extend credit.

As of September 30, 2003 the balance in the allowance for loans losses was $4.5 million compared to $3.9 million as of December 31, 2002 and $3.6 million as of September 30, 2002. In addition, the reserve for losses on commitments to extend credit was $179,000 as of September 30, 2003 compared to $174,000 as of December 31, 2002 and was $145,000 as of September 30, 2002. The balance of commitments to extend credit on undisbursed construction and other loans was $89.7 million as of September 30, 2003 compared to $87.0 million as of December 31, 2002 and was $72.6 million as of September 30, 2002. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our Directors’ Loan Committee has established reserve levels for each category based upon loan type as well as economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

As of September 30, 2003 the allowance was 1.17% of total gross loans compared to 1.14% as of December 31, 2002 and 1.11% as of September 30, 2002. As a percent of loans held for investment, the allowance was 1.38% as of September 30, 2003 compared to 1.36% as of December 31, 2002 and 1.33% as of September 30, 2002. During the nine months ended September 30, 2003, there were no major changes in loan concentrations that affected the allowance for loan losses. However, the level of classified loans has increased since December 31, 2002 in loans secured by single family 1-4 dwelling units, which increased from $25,000 as of December 31, 2002 to $1.4 million as of September 30, 2003. Therefore, while the percentage of reserves to loans held for investment has remained relatively stable, the allocation between product types has changed based upon the relative loan quality. There have been no significant changes in estimation methods during the periods presented. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced, or expected trends within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 191.13% as of September 30, 2003 compared to 175.02% as of December 31, 2002 and 123.70% as of September 30, 2002. Management believes the allowance at September 30, 2002 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net charge offs for the nine months ended September 30, 2003 totaled $590,000, or 0.22% (annualized) of average loans outstanding, compared to $107,000, or 0.07% annualized, for the nine months ended September 30, 2002. Our Director’s Loan Committee has also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. Our Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other real estate owned and repossessed assets. There were two OREOs as of September 30, 2003 totaling $724,000 compared to none at December 31, 2002 and one totaling $197,000 as of September 30, 2002. As of September 30, 2003, the other repossessed asset in the amount of $475,000 was a small aircraft.

Deposits and Borrowings

Total deposits increased to $381.2 million as of September 30, 2003 compared to $364.0 million as of December 31, 2002 and $336.1 million as of September 30, 2002. Interest bearing deposits increased to $314.3 million as of September 30, 2003 compared to $312.5 million as of December 31, 2002 and $286.5 million as of September 30, 2002. Non-interest bearing deposits increased to $66.9 million as of September 30, 2003 compared to $51.4 million as of December 31, 2002 and $49.7 million as of September 30, 2002. Total wholesale deposits were $44.2 million as of September 30, 2003 compared to $63.7 million as of December 31, 2002 and $34.7 million as of September 30, 2002. Total retail banking deposits increased to $337.0 million as of September 30, 2003 compared to $300.3 million as of December 31, 2002 and $301.4 million as of September 30, 2002. The increase in retail deposits is consistent with our strategy to grow our core deposit base and has occurred because of our expansion including the addition of two retail banking offices in 2001. We plan to open an additional branch in 2004 in the City of Murrieta, CA.

During the first quarter of 2000, we issued $10 million in Trust Preferred Securities, which are debt-like securities that are designated as additional capital for regulatory purposes. In September 2003, we issued an additional $5 million in Trust Preferred Securities. The average balance outstanding was $10.1 million for the nine months ended September 30, 2003, compared to $10.0 million for the nine months ended September 30, 2002. Proceeds from the issuance of Trust Preferred Securities were used to provide additional capital to the Bank, and, in the case of the $10 million issued in 2000, pay off debt. In December 2002, we entered into an interest rate swap that exchanged our fixed rate coupon of 11% on the $10 million Trust Preferred Security issued in 2000 for a floating rate that resets semiannually at 5.455% over the six month LIBOR.

Other borrowings totaled $24.0 million as of September 30, 2003 compared to $15.5 million as of December 31, 2002 and $18.1 million as of September 30, 2002. We established a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to purchase government securities and increase our liquidity. In addition to the FHLB advances, other lines of credit are utilized to increase capital at the Bank. In June 2001, we borrowed $1.0 million from an unaffiliated lender to contribute to the equity capital of the Bank, which was paid off with the proceeds from a stock offering in August 2003. The outstanding principal balance of this line as of September 30, 2003 was $0 compared to $2.0 million as of December 31, 2002 and $2.0 million as of September 30, 2002. See the “Capital” discussion for further details on this loan.

Capital

Our shareholder’s equity increased to $35.0 million as of September 30, 2003 compared to $20.6 million as of December 31, 2002 and $19.5 million as of September 30, 2002. The $14.5 million increase in shareholders’ equity from December 31, 2002 to September 30, 2003 is a result of net income of $4.0 million for the nine months ended September 30, 2003 plus net proceeds from a $10.1 million stock offering, combined with proceeds from the exercise of stock options.

On August 7, 2003 the Company completed a private placement of 725,000 shares of common stock at a price of $15.00 per share to certain “accredited investors” including certain directors and officers of the Company and the Bank and their related interests. The directors, officers and their related interests purchased less than 5% of the total offering.

Gross proceeds from the offering were $10,875,000, and offering expenses totaled $821,000, including placement agent fees. Of the $10,054,000 net proceeds of the offering, the Company used $1.8 million to repay debt, and $7.5 million of the proceeds were invested as equity capital in the Bank. The remaining net proceeds were retained by the Company as working capital.

The sale of the common stock is exempt from the registration provisions of the Securities Act of 1933 by virtues of Section 4(2) of such Act and Regulation D promulgated pursuant thereto inasmuch as the sale was limited to 25 investors of which all were “accredited investors” within the meaning of Regulation D. The Company has filed a S-3 registration statement with the SEC for purposes of registering the shares from the private placement.

On September 17, 2003, the Company’s wholly owned subsidiary, Community (CA) Statutory Capital Trust II (“Trust II”), a Connecticut business trust, issued $5 million of Floating Rate Capital Trust Pass-through Securities, with a liquidation value of $1,000 per share. The securities, which mature in 2033, are callable at par after five years and pay cash distributions at a per annum rate and reset quarterly at the three month LIBOR plus 2.95%. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $4.9 million from the Trust upon issuance of the junior subordinated debentures, of which $4.75 million was contributed to the Bank to increase its capital. The $5 million is included in Trust Preferred Securities on the books of the Company, while the net $4.9 million is in cash and cash equivalents.

As part of our strategic plan, during the third quarter of 1998 the Board elected to eliminate cash dividends in favor of retaining earnings to support future growth. We declared a 5% stock dividend to shareholders of record as of November 15, 2002 which was paid on November 29, 2002. Whether or not stock dividends or any cash dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Community Bancorp’s and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends.

Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as our performance. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives

On March 23, 2000, we issued $10,000,000 in trust preferred securities. We issued an additional $5,000,000 in trust preferred securities on September 17, 2003. We have the right to defer the payment of interest on both of these securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock.

At September 30, 2003 and December 31, 2002, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank. As of September 30, 2003, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 13.32% compared to 10.40% as of December 31, 2002. The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 12.13% as of September 30, 2003 compared to 9.20% as of December 31, 2002. The Bank’s regulatory Tier 1 Capital to average assets ratio was 10.61% as of September 30, 2003 compared to 7.95% as of December 31, 2002.

As of September 30, 2003, our regulatory total capital to risk-weighted assets ratio was 13.71% compared to 9.99% as of December 31, 2002. Our regulatory Tier 1 Capital to risk-weighted assets ratio was 11.68% as of September 30, 2003 and 7.88% as of December 31, 2002. Our regulatory Tier 1 Capital to average assets ratio was 10.22% as of September 30, 2003 compared to 6.80% as of December 31, 2002.

Financial Borrowings and Commitments

As of September 30, 2003 the financial borrowings and commitments having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Trust Preferred Securities	Total Commitments
	(dollars in thousands)
2003	$223	$—	$223
2004	920	—	920
2005	950	—	950
2006	978	—	978
2007	841	—	841
Thereafter	4,345	15,000	19,345

Total	$8,257	$15,000	$23,257

In addition to the above, we have commitments to extend credit on undisbursed construction and other loans totaling $89.7 million as of September 30, 2003.

The Company has a credit line with the FHLB with a limit of $44.9 million as of September 2003, with a balance outstanding of $24.0 million. In addition, we have a credit line with a correspondent bank of $10.0 million. There were no advances against this line as of September 30, 2003. The $24.0 million in advances from the FHLB have a remaining term of less than one year.

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

We experienced net cash inflows from operating activities of $3.4 million during the nine months ended September 30, 2003 compared to $3.0 million during the nine months ended September 30, 2002. Net cash inflows from operating activities during the first nine months of 2003 were primarily from net income. Net cash inflows from operating activities during the first nine months of 2002 were primarily from the proceeds from the sale of loans held for sale in excess of the origination of loans held for sale, combined with our net income. Net cash outflows from investing activities totaled $29.2 million and $29.6 million during the nine months ended September 30, 2003 and 2002, respectively. Net cash outflows from investing activities for the nine months ended September 30, 2003 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment, and was partially offset by the sale and maturity of securities in excess of the purchases of trading and held-to-maturity investment securities. Net cash outflows from investing activities for the nine months ended September 30, 2002 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment combined with the purchases of held to maturity securities. We experienced net cash inflows from financing activities of $41.1 million and $16.0 million during the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, the Company completed a stock offering with net proceeds of $10.1 million and a Trust Preferred securities offering with net proceeds of $4.9 million. In addition, during the same period, non-interest bearing deposits increased $15.4 million, and advances from the Federal Home Loan Bank totaled $10.9 million. During the first nine months of 2002 net cash inflows were primarily from increases in non-interest bearing deposits and advances from the Federal Home Loan Bank.

As a means of augmenting our liquidity, we have established federal funds lines with a correspondent bank. At September 30, 2003 our available borrowing capacity includes approximately $10.0 million in federal funds line facilities and $20.9 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At September 30, 2003, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the nine months ended September 30, 2003, the Bank paid dividends of $300,000 to Community Bancorp Inc. During the nine months ended September 30, 2002, there were no dividends paid by the Bank to Community Bancorp. As of September 30, 2003, approximately $8.7 million of undivided profits of the Bank were available for dividends to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to “ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition—Loans,” for a discussion of our lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon our net interest income (“NII”). Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of September 30, 2003, 87.22% of our loan portfolio was tied to adjustable rate indices. The majority of the loans are tied to prime and reprice immediately. The exception is SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of September 30, 2003, 52.27% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of September 30, 2003, 25.67% of our borrowings were fixed rate with an average remaining term of 26 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate trust preferred to a variable rate liability with a six month adjustment period. The Gap table on page 30 reflects the affects of this interest rate swap.

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

A traditional, although analytically limited, measure of a financial institutions IRR is the “static gap.” Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance sheet positions) which are expected to mature or reprice within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates.

At September 30, 2003, 52.27% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging twelve months. The remaining, weighted average term to maturity for our CD accounts approximated seven months at September 30, 2003. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $115.1 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of September 30, 2003, with rates being paid between 0.20% and 1.15%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers no longer will maintain the deposit with.

We have been originating loans with interest rate floors on adjustable rate loans for the past several years. As of September 30, 2003, we had $182.1 million of loans with floors outstanding. Of this total, $165.3 million, or 91%, were at their floor and had a weighted average rate of 6.47%. The contractual weighted average margin over prime of this portfolio was 1.11% as of September 30, 2003, and therefore, based on the current prime rate of 4.00%, the prime rate would have to increase 1.36% before this portfolio would begin to see an increase in yield. The effects of these floors can be seen in the simulation analysis below by looking at the $39,000 increase in projected net interest income between the current rates and a 100 basis point increase in rates, compared to the $1.9 million increase in projected net interest income with a 200 basis point increase in rates. The difference between the 100 basis point increase simulation and the 200 basis point increase simulation is $1,818,000, or $1,779,000 greater than the difference between the current interest rate simulation and the 100 basis point simulation.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of September 30, 2003. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of September 30, 2003

	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$224,266	$15,443	$31,677	$64,688	$1,798	$337,872
Fixed rate loans, gross (1)(2)	7,167	2,200	4,558	11,881	23,681	49,487
Investments:
Investment securities held-to-maturity	2,497	498	1,003	2,836	4,911	11,745
Investment securities available-for-sale	—	—	—	3,102	—	3,102
Federal funds sold	22,100	—	—	—	—	22,100
Trading securities	9,946	—	—	—	—	9,946
Other investments	780	—	—	—	1,983	2,763

Total interest sensitive assets	266,756	18,141	37,238	82,507	32,373	437,015

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	66,884	66,884
Interest bearing (1)	172,044	37,666	101,057	3,538	—	314,305
Other Borrowings (3)	38,962	—	—	—	—	38,962

Total interest sensitive liabilities	$211,006	$37,666	$101,057	$3,538	$66,884	$420,151

GAP Analysis
Interest rate sensitivity gap	$55,750	$(19,525)	$(63,819)	$78,969	$(34,511)	$16,864
GAP as % of total interest sensitive assets	12.76%	-4.47%	-14.60%	18.07%	-7.90%	3.86%
Cumulative interest rate sensitivity gap	$55,750	$36,225	$(27,594)	$51,375	$16,864	$16,864
Cumulative gap as % of total interest sensitive assets	12.76%	8.29%	-6.31%	11.76%	3.86%	3.86%

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

The following table shows the effects of changes in projected net interest income for the twelve months ending September 30, 2004 under the interest rate shock scenarios stated. The table was prepared as of September 30, 2003, at which time prime was 4.00%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
(dollars in thousands)
+ 300 bp	$28,722	$4,219	17.22%
+ 200 bp	$26,360	$1,857	7.58%
+ 100 bp	$24,542	$ 39	0.16%
0 bp	$24,503
- 25 bp	$24,569	$ 66	0.27%
- 50 bp	$24,633	$ 130	0.53%
- 100 bp	$24,747	$ 244	1.00%

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

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports provided by a number of executives. Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In designing and evaluating disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurances of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Part II OTHER INFORMATION

Item 1	Legal Proceedings

None to report.

Item 2	Changes in Securities

For a discussion of the Company’s private placement of common stock during the quarter ended September 30, 2003, see “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Financial Condition – Capital.”

Item 3	Defaults upon senior securities

None to report.

Item 4	Submission of matters to security holders

None to report.

Item 5	Other information

None to report.

Item 6	Exhibits and Reports from 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

(b)	Reports on Form 8-K

The Company filed an 8-K report under item 5, Other Events and Regulation FD Disclosure, on September 19, 2003 announcing the completion of an issuance of Trust Preferred Securities on September 17, 2003.

The Company filed an 8-K report under item 5, Other Events and Regulation FD Disclosure, on August 18, 2003 which contained a power point presentation used for investor presentations.

The Company filed an 8-K report under item 5, Other Events and Regulation FD Disclosure, on August 8, 2003 announcing the completion of an issuance of Common Stock on August 7, 2003.

The Company filed an 8-K report under item 9, Regulation FD Disclosure, on July 23, 2003 announcing earnings for the quarter ended June 30, 2003.

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc. (Registrant)

Date November 13, 2003	/s/ THOMAS E. SWANSON

Thomas E. Swanson Chief Executive Officer

Date November 13, 2003	/s/ L. BRUCE MILLS, JR.

L. Bruce Mills, Jr. Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications