Form 10-K
period 2003-12-31
COMMUNITY BANCORP INC
filed 2004-03-25
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of February 9, 2004, the aggregate market value of the common stock held by non-affiliates of the Company was: $74,109,000

Number of shares of common stock outstanding as of February 25, 2004: 4,373,588

Portions of the definitive proxy statement for the 2004 Annual Meeting of the Company’s shareholders are incorporated into Part III of this Report by reference.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in this Report, including in “Item 1. Business - Factors That May Affect Future Results of Operations.” When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

PART I

ITEM 1. BUSINESS

WHERE YOU CAN FIND MORE INFORMATION

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. We electronically file the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). We may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information is available free of charge on our website: www.comnb.com. We post these reports to our website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from the our website is incorporated into this Report.

Community Bancorp

We are a Southern California-based bank holding company for Community National Bank. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the I-15 corridor in northern San Diego County and southwest Riverside County. San Diego and Riverside Counties, according to U.S. census data, were among the top ten fastest growing counties in the United States measured by numerical population growth from April 2000 to July 2002.

At December 31, 2003, we had total assets of $477 million, total deposits of $393 million and stockholders’ equity of $37 million. We have five full service branches serving the communities of Escondido, Vista, Fallbrook, Bonsall and Temecula and an additional six SBA loan production offices in California, Arizona and Nevada. The Bank also originates SBA loans in Oregon. According to June 30, 2003 FDIC data, our five branches have an 8.1% combined deposit market share within the five cities we serve, which would rank us first among community banks and fourth among all banks and thrifts.

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

Management

Our highly experienced management team consists of the following individuals:

•	Gary W. Deems, Chairman of the Board of Community Bancorp and the Bank, joined us in 2000. Mr. Deems has over 30 years of banking experience. Prior to his involvement with us, Mr. Deems was most recently Executive Vice President and Chief Administrative Officer of FP Bancorp Inc. from 1993 to 1998.

•	Michael J. Perdue, President and Chief Executive Officer of both Community Bancorp and the Bank, joined us in July 2003 as President and Chief Operating Officer and became Chief Executive Officer and a member of our Board on December 17, 2003. Mr. Perdue has been involved in banking and finance for over 25 years both in Oregon and Southern California. He has held senior management positions with several local financial institutions, including five years as Executive Vice President and Chief Operating Officer and a director of Escondido-based FP Bancorp Inc., parent of First Pacific National Bank, which was acquired by Zions Bancorporation in 1998.

•	Gary M. Youmans, the Executive Vice President in charge of the SBA division has 34 years of banking experience and joined the Bank in 1991. He is also a director of both Community Bancorp and the Bank.

•	L. Bruce Mills, Jr., Senior Vice President and Chief Financial Officer of both Community Bancorp and the Bank, has 23 years of banking and financial experience and joined us in 1998.

•	Donald W. Murray, Executive Vice President and Chief Credit Officer of the Bank has 21 years of banking experience and joined us in 1994.

•	Michael Patterson, Senior Vice President and Chief Administrative Officer, has 28 years of retail banking experience and joined the Bank in 2000 to oversee retail banking.

Our Strategy

Our strategy is to be a high performing bank holding company serving the needs of small to medium-sized businesses and individuals in our targeted communities.

Our operating goals are to:

•	enhance profitability while continuing to grow and expand our franchise;

•	maintain strong credit quality;

•	increase core deposits and lower our costs of funds; and

•	efficiently manage capital.

Enhance profitability while continuing to grow and expand our franchise. We have improved earnings by expanding net interest income, growing non-interest income and controlling expenses. This has resulted in record earnings for 2003 of $5.9 million. Our return on average equity (“ROE”) and return on average assets (“ROA”) for 2003 were 21.34% and 1.34%, respectively. Our efficiency ratio has also improved to 60.81% for 2003.

Total assets have increased an average of 29% over the past five years. This growth rate has been driven by several factors including loan generation of both SBA and non-SBA loans, combined with significant increases in core deposits to support the loan growth. Loan production totaled $320.8 million in 2003, contributing to the 15% growth in total assets. The loan production can be divided into Banking and SBA, with relationship lending from the Banking Division totaling $214.3 million, or 67% of the total loan production, and the SBA Division generating $106.5 million, or 33% of total loan production. In addition to the growth of loans in the Banking Division, we retained 40% of the SBA production in 2003 to further enhance interest income from the SBA division.

Maintain strong credit quality. Oversight of our lending portfolio has been performed by individuals with extensive experience in commercial lending, and who have been with us for a significant period of time. Donald W. Murray, Executive Vice President, Chief Credit Officer has 20 years experience in commercial and SBA lending and has been with us since 1994. Gary M. Youmans, Executive Vice President, was hired in 1991 to develop our SBA lending operation. Mr. Youmans has over 34 years of experience in banking and SBA lending. In addition, our other commercial lending officers have an average tenure with us of 5 years, and have experience in excess of 15 years on average in commercial lending. Our consistent lending quality and underwriting expertise is the result of experienced lenders and sound underwriting practices.

Over the last five years the percentage of our net loan charge-offs to average loans outstanding was 0.11% with the percentage being 0.09% for 2003. Non-accrual loans, net of government guarantees, to total loans have averaged 0.23% of total loans for the last five years and were 0.07% at December 31, 2003.

Increase core deposits and lower our cost of funds. In 2000, Michael Patterson, Senior Vice President, Chief Administrative Officer, was hired to oversee retail banking. Mr. Patterson, with 28 years experience as a regional retail banking manager for major banks and thrifts, brought new focus to both core deposit growth and deposit fee generation. In addition, Mr. Patterson expanded the branch operation by adding two new branches in 2001, with an additional branch planned for 2004. As a result, average transaction accounts (checking, savings and money market accounts) increased 21% for the year to $166.2 million in 2003. Non-interest bearing deposits increased by 33% to $68.7 million as of December 31, 2003.

With the continued expansion of the retail banking operations, wholesale deposits as a percentage of total deposits have been declining. Increasing core deposits reduces our reliance on certificates of deposits. Wholesale deposits decreased from $81.7 million as of December 31, 2001 to $63.7 million as of December 31, 2002 and to $59.6 million as of December 31, 2003. As a percentage of total deposits, wholesale deposits declined from 24.5% as of December 31, 2001 to 17.5% as of December 31, 2002 and to 15.2% as of December 31, 2003. We reduced the cost of deposits by 74 basis points to 1.35% for 2003 when compared to 2002. This has contributed to the improved net interest margin.

Efficiently manage capital. We have efficiently managed capital at the holding company while maintaining a “well-capitalized” status on all regulatory capital ratios at the Bank level. We maintain our capital at appropriate levels to fund foreseeable growth. Our capital base at the holding company is made up of long term debt (Trust Preferred securities) and Common Stock. Our goal is to continue to maximize ROE and minimize our overall cost of capital by maintaining an efficient capital structure.

Consistent with our operating goals, we are focused on the following:

Expanding the Banking Division

We believe that the consolidation in banking and, particularly in the San Diego County market, has created an opportunity at the community banking level in the communities that we serve. Many bank customers feel displaced by large out-of-market acquirers and are attracted to local institutions that have local decision making capability, more responsive customer service, and more familiarity with the needs in their markets. Utilizing our size and experience, we intend to continue expanding our franchise along the high growth areas of the I-15 corridor north of San Diego and into the Inland Empire. Furthermore, as opportunities arise, we will consider expansion into markets contiguous to our own through potential acquisitions.

We continue to develop and introduce new services for our customers that keep us competitive with larger bank competitors, while maintaining the feel of a community-based bank focused on customer needs. Attracting and maintaining business relationships is a major focus of the Bank.

Managing the SBA Division

One of our core strengths is our ability to generate loans, and, in particular, SBA loans. We originated SBA loans of $47.2 million for 2000, $54.5 million for 2001, $85.1 million for 2002 and $106.5 million for 2003. SBA loans have provided a recurring revenue stream from three sources:

•	interest earned on retained loans,

•	gain on sale of loans sold, and

•	servicing of loans sold to others.

In order to provide greater stability to our earnings and provide meaningful guidance to investors, we have publicly announced that our goal will be to sell sufficient SBA loans on a quarter-by-quarter basis to generate between $1 million and $1.5 million in gain on sale of loans each quarter. SBA loans not sold in the secondary market will be retained to enhance interest income. See “Factors That May Affect Future Results of Operations - Legislative and regulatory developments related to SBA lending may adversely affect our revenue.”

Market Area

Our primary market area is northern San Diego County consisting of the communities of Bonsall/Fallbrook, Escondido and Vista, and southwest Riverside County in the communities of Temecula and Murrieta.

Our next full service branch is scheduled to open in late 2004 in Murrieta, one of the fastest growing communities in California located on the I-15 north of Temecula, where we have a branch office with $64 million in deposits at December 31, 2003.

Divisions of the Bank

In order to better present and monitor our performance, we have separated the Bank into two distinct divisions, Banking and SBA. The separation of income and expenses, as well as assets and liabilities allows us and investors to better understand our performance.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the year ended December 31, 2003, the Banking Division had a pre-tax profit of $5.2 million, with net interest income of $16.9 million, other operating income of $1.5 million, and other operating expenses of $12.2 million. The improved profitability is a result of an increase in net interest income largely due to the decline in interest expense and increase in total interest earning assets. The reduction in interest expense is due to the increase in transaction accounts and reduced cost of Certificates of Deposit (“CDs”). Total assets of the Banking Division increased to $352.4 million at December 31, 2003 due to the strong loan growth.

The following table shows the total assets and results of operations for the Banking Division as of and for the five years indicated.

	2003	2002	2001	2000	1999
Interest income	$20,167	$18,298	$17,183	$15,413	$9,174
Interest expense	3,310	5,699	8,285	5,724	2,268

Net interest income before provision for loan losses	16,857	12,599	8,898	9,689	6,906
Provision for loan losses	947	962	1,099	917	385
Other operating income	1,489	1,529	1,565	1,151	2,353
Other operating expense	12,155	11,934	8,876	8,064	8,826

Income (loss) before income taxes	5,244	1,232	488	1,859	48
Income taxes	1,828	508	202	737	6

Net income (loss)	$3,416	$724	$286	$1,122	$42

Assets employed at year end	$352,441	$321,772	$270,202	$203,543	$140,796

SBA Division

The SBA Division performance is measured in terms of profitability, asset quality, asset size, loan production and servicing revenue. SBA loans have provided a recurring revenue stream from three sources – interest earned on retained loans, gain on sale of loans sold and servicing of loans sold to others. For the year ended December 31, 2003, the SBA Division had a pre-tax profit of $4.2 million, with net interest income of $3.8 million, other operating income of $6.2 million, and other operating expenses of $5.0 million. Net income improved due to an increase in premiums paid on loans sold combined with an improved net interest income due to the retention of loans and lowered cost of funds, partially offset by a higher cost of operations. As a result of the retention of SBA loans, total assets of the SBA Division were $124.3 million at December 31, 2003.

The following chart illustrates the earnings, asset and loan origination growth of the SBA Division for each of the five years ended December 31, 2003.

	2003	2002	2001	2000	1999
Interest income	$6,619	$6,517	$8,022	$5,763	$3,651
Interest expense	2,860	2,996	4,196	4,082	2,013

Net interest income before provision for loan losses	3,759	3,521	3,826	1,681	1,638
Provision for loan losses	692	599	371	48	—
Other operating income	6,202	4,972	1,394	1,027	3,223
Other operating expense	5,022	3,987	3,452	2,866	2,458

Income (loss) before income taxes	4,247	3,907	1,397	(206)	2,403
Income taxes	1,767	1,625	581	(85)	894

Net income (loss)	$2,480	$2,282	$816	$(121)	$1,509

Assets employed at year end	$124,257	$93,926	$100,021	$76,915	$34,977

Loans originated	$106,470	$85,096	$54,487	$47,232	$38,452
Loans sold	$63,429	$64,773	$28,520	$4,542	$37,562

Lending

The following is a discussion of our various lending functions, including those of both the Banking and the SBA Divisions.

Underwriting Process

Our lending activities are guided by the basic lending policies established by our Board of Directors. Each loan must meet minimum underwriting criteria established in our lending policies and must fit within our strategies for yield and portfolio enhancement.

For all newly originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal is required on every property securing a loan in excess of $250,000. In addition, the loan officer conducts a review of these appraisals for accuracy, reasonableness and conformance to our lending policy on all applications. All revisions to our approved appraiser list must be approved by the President.

Credit approval authority is segregated into three distinct levels, namely the Directors’ Loan Committee, Officers’ Loan Committee and the individual lending limits of loan officers. The limits for the various levels are determined by the Board of Directors and/or the President and reviewed periodically. Our Directors’ Loan Committee consists of our President, who is the Chairman, and at least three of our outside directors. The committee meets at least once a month or more frequently as needed. Our Officers’ Loan Committee consists of our President, Executive Vice President/Chief Credit Officer, our Executive Vice President/SBA, our Senior Vice President – Credit Administration, our Senior Vice President – Senior Commercial Lending Manager, our Vice President/SBA Manager and our First Vice President/Corporate lending. Our committee is chaired by our Chief Credit Officer and meets twice a week or more frequently as needed.

Our Board has established loan authority guidelines, which in general state that all loans to borrowing relationships where the aggregate amount of credit is $1,500,000 or more must be submitted to our Officers’ Loan Committee for approval. Our Officers’ Loan Committee has authority to approve loans up to $3.5 million. Our Directors’ Loan Committee approves all loans over $3.5 million, and reviews all secured loans originated of $500,000 or more and all other loans of $100,000 or more, as well as classification of assets, delinquencies and the current status of the loan portfolio. See “Concentrations of Credit”

If the loan is approved, our loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. Generally, the borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Also, generally, title insurance is required on all real estate secured loans.

Outside of our five branches, we maintain six loan production offices in California, Arizona and Nevada. Our loan production offices are typically staffed with a loan officer who prepares the loan applications and compiles the necessary information regarding the applicant. The completed loan file is then sent to our main office where the credit decision is made. Our loan production offices not associated with the retail branches predominantly originate loans guaranteed by the SBA. Our retail branches may include both SBA loan officers as well as non-SBA commercial loan officers.

SBA Lending Programs

Our SBA lending programs are designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loan. We are a “Preferred Lender” with the SBA. As a “Preferred Lender,” we can approve a loan within the authority given us by the SBA without prior approval from the SBA. “Preferred Lenders” approve, package, fund and service SBA loans within a range of authority that is not available to other SBA lenders without the “Preferred Lender” designation. We have been a “Preferred Lender” since 1992 and have this authority throughout the states of California, Arizona, Oregon and Nevada.

Our SBA loans fall into two categories, loans originated under the SBA’s 7a Program (“7a Loans”) and loans originated under the SBA’s 504 Program (“504 Loans”). Historically, 7a Loans have represented approximately 80% of the SBA Loans we originate while 504 Loans have represented the balance. In late 2002, the Company opened a separate lending unit for SBA 504 loan origination. During the year ended December 31, 2003, 504 Loans constituted approximately 47% of all SBA loans originated. Of all SBA loans originated, approximately 99.9% are collateralized by commercial real estate, while the balance are commercial business loans generally for the purpose of funding working capital, equipment purchases and accounts receivable. See “Commercial Real Estate Lending” and “General Business Lending.”

Under the SBA’s 7a Program, loans are guaranteed up to 85% by the SBA. SBA 7a loans in excess of $150,000 are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA documentation guidelines.

In general our policy permits SBA 7a Loans in amounts currently authorized by the SBA. Loans collateralized by real estate have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively. We require a 10% down payment on most 7a Loans, with a 15% to 20% down payment on loans collateralized by special use properties.

Under the SBA’s 504 Program, we require a 10% down payment. We then enter into a 50% first trust deed secured loan to the borrower and an interim 40% second trust deed secured loan. The first trust deed secured loan has a term of 25 years. The second trust deed secured loans is for a term of 120 days. Within the 120 day period of entering into the loan, the second trust deed loans are refinanced by SBA certified development companies and used as collateral for SBA guaranteed debentures. For 504 construction loans, the 120 day period does not commence until the notice of completion is filed. The first trust deed secured loans may be pre-sold by the Bank with no recourse, prior to releasing the funds to the purchaser. We retain no servicing on 504 Loans after they are sold.

We periodically sell the guaranteed and unguaranteed portions of SBA loans we originate. We retain the servicing on such loans. This strategy allows us to manage our liquidity levels and to ensure that funding is always available to meet the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7a Loans pays a premium to us which, generally, is between 6% and 10% of the guaranteed amount. We also receive a servicing fee equal to 1% to 2% of the amount sold in the secondary market. In the event that a 7a Loan goes into default within 270 days of its sale, or prepays within 90 days, we are required to repurchase the loan and refund the premium to the purchaser. During the three year period ended December 31, 2003, we have not repurchased any loans for default, and have had only 2 loans prepay within the first 90 days. A reserve has not been deemed necessary as the likelihood of a refund is considered remote.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, with a resulting potential adverse financial impact on our business. Since our SBA Division constitutes a significant portion of our lending business, this dependence on this government program and its periodic uncertainty with availability and amounts of funding creates greater risk for the our business than does other parts of our business. See “Factors That May Affect Future Results of Operations - Legislative and regulatory developments related to SBA lending may adversely affect our revenue.”

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

	At December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$20,590	5.12%	$16,408	4.75%	$15,332	4.97%	$11,024	4.46%	$6,064	4.16%
Aircraft loans	30,368	7.55%	29,462	8.53%	23,929	7.76%	24,761	10.01%	17,113	11.75%
Real estate:
Construction loans	66,957	16.66%	67,445	19.53%	60,264	19.53%	51,700	20.90%	27,661	18.99%
Secured by
One- to four-family HFI	9,671	2.41%	13,634	3.95%	7,634	2.47%	25,012	10.11%	21,123	14.50%
One- to four-family HFS	—	0.00%	3,219	0.93%	3,724	1.21%	395	0.16%	478	0.33%
Commercial HFI	201,219	50.06%	158,189	45.82%	154,257	50.00%	107,420	43.43%	58,887	40.42%
Commercial HFS	69,148	17.20%	49,619	14.37%	35,138	11.39%	12,698	5.13%	2,376	1.63%
Consumer:
Home equity lines of credit	1,933	0.48%	3,394	0.98%	2,615	0.85%	2,912	1.18%	2,649	1.82%
Other	2,085	0.52%	3,928	1.14%	5,635	1.83%	11,417	4.62%	9,342	6.41%

Total Gross loans outstanding	401,971	100.00%	345,298	100.00%	308,528	100.00%	247,339	100.00%	145,693	100.00%
Deferred loan fees and unamortized gains	(2,549)		(1,882)		(54)		86		(172)
Allowance for loan losses	(5,210)		(3,945)		(2,788)		(1,988)		(1,119)

Net loans	$394,212		$339,471		$305,686		$245,437		$144,402

Loan Maturity

The following table sets forth the contractual maturities of our gross loans at December 31, 2003.

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 Years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$8,454	$2,393	$8,297	$1,446	$20,590
Aircraft loans	409	132	299	29,528	30,368
Real estate:
Construction loans	62,433	713	—	3,812	66,958
Secured by one-to four-family residential properties	3,567	2,992	413	2,699	9,671
Secured by commercial properties	44,600	16,483	17,625	191,658	270,366
Consumer:
Home equity lines of credit	—	134	7	1,792	1,933
Other	477	690	641	277	2,085

Total Gross loans outstanding	$119,940	$23,537	$27,282	$231,212	$401,971

The following table sets forth, as of December 31, 2003, the dollar amounts of gross loans outstanding that are contractually due after December 31, 2004 and whether such loans have fixed or adjustable rates.

	Due after December 31, 2004
	Fixed	Adjustable	Total
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$2,185	$9,951	$12,136
Aircraft loans	7,641	22,318	29,959
Real estate:
Construction loans	—	4,525	4,525
Secured by one-to four-family residential properties	2,670	3,434	6,104
Secured by commercial properties	24,961	200,805	225,766
Consumer:
Home equity lines of credit	—	1,933	1,933
Other	1,608	—	1,608

Gross loans outstanding	$39,065	$242,966	$282,031

Loan Origination and Sale

The following table sets forth our loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or For the Years Ended December 31,
	2003	2002	2001	2000	1999
	(dollars in thousands)
Beginning balance	$339,471	$305,686	$245,437	$144,402	$108,790
Loans originated:
Commercial loans	13,485	10,091	11,975	12,463	10,351
Aircraft	11,845	14,665	9,418	15,671	14,941
Real estate:
Construction loans	119,423	100,841	94,418	76,176	56,151
One- to four-family	2,353	50,730	56,607	35,214	41,605
Commercial	172,414	129,754	90,617	78,388	57,787
Consumer	1,267	3,061	4,072	8,308	5,880

Total loans originated	320,787	309,142	267,107	226,220	186,715
Loans sold
Real estate:
Construction	1,725	464	3,093	—	—
One- to four-family	6,645	44,689	35,284	11,365	24,802
Commercial	66,010	64,773	28,520	4,542	37,562

Total loans sold	74,380	109,926	66,897	15,907	62,364
Less:
Principal repayments	189,734	162,445	139,021	110,129	86,437
Other net changes (1)	1,932	2,986	940	(851)	2,302

Total loans	$394,212	$339,471	$305,686	$245,437	$144,402

1	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Commercial Real Estate Lending

We focus on originating loans secured by commercial real estate, such as retail centers, small office and light industrial buildings and other mixed use commercial properties. We will also make loans secured by special purpose properties such as motels, and, from time-to-time, restaurants and service stations. Pursuant to our underwriting policies, commercial real estate loans, which are not SBA loans, may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms up to 10 years and are either adjustable rate loans or fixed for a maximum term of up to 5 years. We generally require a minimum debt service ratio (the ratio of net earnings on a property to debt service) of 1.25 to 1 or more. In addition to commercial real estate lending, and to a much lesser extent, we originate loans secured by multi-family residential properties.

Loans secured by commercial real estate and multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential loans. The liquidation value of commercial and multi-family properties may be adversely affected by risks generally incident to interests in real property, including changes or continued weakness in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in occupancy rates; increases in interest rates, real estate and personal property tax rates and other operating expenses (including energy costs); the availability of refinancing; changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation, taxation and other factors beyond the control of the borrower or the lender. Because of this, an important consideration is the borrower’s experience in owning and managing similar properties and our lending experience with the borrower.

General Business Lending

We offer commercial business loans to businesses operating in our primary market area. Our commercial business loans consist of lines of credit which require annual renewals, adjustable-rate loans with terms of five to seven years, and short term fixed-rate loans with terms of up to three years. Such loans are made up to our loans-to-one-borrower limit. We will also enter into commercial loans in excess of $8.4 million, our current legal lending limit, but will participate out that portion in excess of our legal lending limit.

Construction Lending

We originate construction loans on both one- to four- family residences and on commercial real estate properties. We originate two types of residential construction loans, consumer and builder. We originate consumer construction loans to build single family residences. We will originate builder construction loans to companies engaged in the business of constructing homes for resale. These loans may be for homes currently under contract for sale or homes built for speculative purposes to be marketed for sale during construction. For owner occupied single family residences, the borrower and the property must qualify for permanent financing. Prequalification for owner occupied single family residences is required. For commercial property, the borrower must qualify for permanent financing and the debt service coverage generally must be 1.25 to 1 or more. Qualification for commercial properties can be determined by the loan officer as part of the credit presentation. Absent such prequalification, a construction loan will not be approved. We originate land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. Construction loans are generally offered with terms up to eighteen months.

Construction loans are generally made in amounts up to 75% of the value of the security property for non-owner occupied single family residences and commercial properties and up to 80% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors. At December 31, 2003, we had construction loans, including land acquisition and development loans, totaling $67.0 million.

Construction loans are generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the secured property’s value upon completion of construction as compared to the estimated costs of construction, including interest. Also, we assume certain risks associated with the borrower’s ability to complete construction in a timely and workmanlike manner. If the estimate of value proves to be inaccurate, or if construction is not performed timely or accurately, we may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment.

Small Aircraft Lending

Our commercial loan portfolio also includes loans secured by new and used aircraft. These loans range in size from $25,000 to $1.5 million, however, our average loan size is $128,000. These loans have 15 or 20 year terms and are offered at variable or fixed interest rates. At December 31, 2003, we had $30.4 million of aircraft loans in our portfolio.

Our aircraft loan customers are generally professionals, business owners and other high net worth individuals. We primarily focus on the credit worthiness of the borrower and also review the wholesale value of the aircraft. A title search is conducted on all aircraft loans. In addition, appropriate ground and air coverage insurance and title insurance must be obtained by the borrower.

Consumer Lending

Our portfolio of consumer loans primarily consists of adjustable-rate home equity lines of credit and installment loans secured by new or used automobiles and loans secured by deposit accounts. Unsecured consumer loans are made with a maximum term of three years and a maximum loan amount of $5,000. At December 31, 2003, installment and unsecured consumer loans totaled $2.1 million.

As of December 31, 2003, home equity loans totaled $1.9 million. Our home equity loans are adjustable-rate and reprice with changes in the prime rate as reported in the Wall Street Journal. Adjustable-rate home equity lines of credit are offered in amounts up to 75% of the appraised value. Home equity lines of credit are offered with terms up to ten years.

One- to Four-Family Residential Lending

Up until January 31, 2003, we offered loans secured by one- to four-family residences, substantially all of which were owner-occupied, with loan maturities of up to 30 years.

Our one- to four- family residential loan portfolio at December 31, 2003, was $9.7 million. As of December 31, 2003, the average loan size for one- to four- family residential loans was $248,000, the average maturity was 9 years, the average interest rate was 5.86%, and the average loan-to-value ratio was 63.5%. We discontinued our mortgage banking operation as of January 31, 2003, and due to loan sales, as well as loan repayments, the one- to four-family residential loan portfolio will continue to decline.

Loan Servicing

Loans are serviced by our Note department except for long term permanent loans secured by single family residences, which are outsourced. The loan officer is responsible for the day to day relationship with the customer, unless the loan becomes delinquent, at which time the responsibilities are reassigned to credit administration. Loan servicing is centralized at our corporate headquarters. As of December 31, 2003, our loans serviced for others were $145.0 million, of which $137.0 million were SBA 7a loans.

Our loan servicing operations performed by the Note department are intended to provide prompt customer service and accurate and timely information for account follow-up, financial reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into our data processing system, which provides monthly billing statements, tracks payment performance, and effects agreed upon interest rate adjustments on loans. Regular loan service functions include payment processing and collection notices, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens. When payments are not received by their contractual due date, collection efforts begin on the fifteenth day of delinquency with a telephone contact. If the borrower is non-responsive or the loan officer feels more stringent action may be required, the Credit Administrator and/or the Chief Credit Officer are consulted. Notices of default are generally filed when the loan has become 30-90 days past due.

Credit Risk and Loan Review

Credit risk represents the possibility that a customer or counter-party may not perform in accordance with contractual terms. We incur credit risk whenever we extend credit to, or enter into other transactions with, our customers. Loan review and other loan monitoring practices provide a means for our management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by our loan officers and are being applied uniformly. Implementation and daily administration of loan review rests with our Chief Credit Officer and our President who approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On an annual basis, our Board of Directors provide for a third-party outside loan review of all loans that meet certain criteria originated since the previous review. While we continue to review these and other related functional areas, there can be no assurance that the steps we have taken to date will be sufficient to enable us to identify, measure, monitor and control all credit risk.

Concentrations of Credit

Our primary investment is in loans, 87.7% of which were secured by real estate at December 31, 2003. Therefore, although we monitor the real estate loan portfolio on a regular basis to avoid undue concentrations to a single borrower or type of real estate collateral, real estate in general is considered a concentration of investment. We seek to mitigate this risk by requiring each borrower to have a certain amount of equity in the real estate at the time of origination, depending on the type of real estate and the credit quality of the borrower. Trends in the market are monitored closely by management on a regular basis.

Under federal law, our ability to make aggregate loans-to-one-borrower is limited to 15% of unimpaired capital and surplus (as of December 31, 2003, this amount was $8.4 million) plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily-marketable collateral (defined to include only certain financial instruments and gold bullion).

Investment Activities

Our investment policy, as established by the Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our lending activities. Specifically, our policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, which are investment grade. Our policies provide the authority to invest in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. Our policies provide that all investment purchases which individually exceed $2 million, or that are outside the policy guidelines, be approved by our Board of Directors or committee thereof. Purchases and sales under this limitation and within the guidelines of the policies may be done at the discretion of our President, our Chief Financial Officer or our Controller. At December 31, 2003, we had $15.9 million in U.S. Treasury and agency securities available for sale, $7.7 million in U.S. Treasury and agency securities held for investment and federal funds sold of $17.9 million.

We have subscribed to a 6.4% interest in a limited partnership that was formed to develop and operate six properties with a total of 352 affordable housing units for lower income tenants throughout the state of California. The facilities have been awarded federal and state affordable housing tax credits which pass-through to the limited partnership investors. We are committed to a total investment in the limited partnership of $1.0 million. As of December 31, 2003, $711,000 of the investment had been funded, with the remaining $289,000 to be disbursed in 2004. The balance of the investment as of December 31, 2003 was $664,000, net of amortization.

In the second quarter of 2003, we subscribed to a 23.5% interest in a second limited partnership operating a 112 unit senior assisted living facility in Escondido, California. The facility has been awarded federal and state affordable housing tax credits which pass-through to the limited partnership investors. We are committed to a total investment in the limited partnership of $2.0 million. As of December 31, 2003, $858,000 of the investment had been funded, with the remaining $1.1 million to be disbursed in 2004. The balance of the investment as of December 31, 2003 was $825,000, net of amortization.

The remaining federal tax credits to be utilized over a multiple-year period are $2.8 million as of December 31, 2003. Our usage of tax credits approximated $261,000 during 2003. Investment amortization amounted to $79,000 for the year ended December 31, 2003. The cost of these investments is being amortized on a level-yield method over the life of the related tax credits. The partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits, otherwise, the credits may be denied and/or a portion of the credits previously taken may be subject to recapture with interest.

The following table sets forth the carrying values and estimated fair values of our held to maturity investment portfolio at the dates indicated.

	At December 31,
	2003		2002		2001
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value
	(dollars in thousands)
U.S. Government agency and other securities	$1,501	$1,523	$4,502	$4,656	$6,012	$6,160
Agency mortgage backed securities	5,213	5,305	14,921	15,089	3,031	3,007
SBA loan pools	973	979	1,348	1,351	1,583	1,582
Low income housing investments	1,499	1,499	535	535	—	—

Total Securities	$9,186	$9,306	$21,306	$21,631	$10,626	$10,749

The contractual maturities of securities held to maturity at December 31, 2003 were as follows:

	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
	(dollars in thousands)
U.S. Government agencies and other securities:
Due in one year or less	$999	$1,016	6.24%
Due greater than one year through five years	502	507	4.24%
Due greater than ten years*	1,499	1,499	13.72%

Subtotal U.S. Government agencies and other securities	3,000	3,022	9.64%
Mortgage backed securities:
Due greater than one year through five years	423	431	4.78%
Due greater than five years through ten years	795	829	5.08%
Due greater than ten years	3,995	4,045	4.83%

Subtotal mortgage backed securities	5,213	5,305	4.86%
SBA loan pools due greater than ten years	973	979	3.17%

Total	$9,186	$9,306	6.24%

*Note:	Weighted Average Interest Rate is based on a tax equivalent yield.

Sources of Funds

General

Deposits, loan repayments and prepayments, proceeds from the sales of loans, cash flows generated from operations and Federal Home Loan Bank (“FHLB”) borrowings are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking accounts, money market accounts, savings accounts and certificates of deposit. As of December 31, 2003, core deposits, defined as transaction accounts plus retail certificates of deposit under $100,000, constituted 65% of total deposits. As of December 31, 2003, the average deposit account was $26,000. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are attracted primarily from individuals and small and medium-sized businesses.

We rely primarily on customer service, aggressive marketing and cross-selling to customers and prospects to attract and retain deposits. However, market interest rates and products, and rates offered by competing financial institutions significantly affect our ability to grow and retain deposits.

In order to develop interest income for the SBA Division, during 2000 and the first half of 2001 we began retaining the guaranteed portion of SBA loans originated until the SBA portfolio met certain concentration targets. In order to fund these retained assets, we began a program of originating wholesale deposits. While we intend to continue funding these loans using wholesale sources of funds, it is management’s intent to expand its retail deposit base through the development of its existing five branch network, and we will consider the acquisition of branches of other institutions and/or the addition of de novo branches as opportunities present themselves, which is expected to reduce the reliance on wholesale deposits as a funding source. There is one additional branch planned for 2004.

The following table sets forth the distribution of our average deposit accounts for the periods indicated and the weighted average interest rates for each category of deposits presented:

	For the Year Ended December 31,
	2003			2002			2001
	Average Balance	Percent of Total Average Deposits	Average Rate	Average Balance	Percent of Total Average Deposits	Average Rate	Average Balance	Percent of Total Average Deposits	Average Rate
	(dollars in thousands)
MMDA and NOW accounts	$90,213	23.95%	0.76%	$78,683	22.84%	1.01%	$66,961	22.96%	2.20%
Savings accounts	14,243	3.78%	0.42%	13,521	3.92%	0.69%	11,330	3.88%	1.92%
Non-interest-bearing accounts	61,745	16.39%	0.00%	45,519	13.21%	0.00%	33,837	11.60%	0.00%
Time deposits less than $100,000	76,111	20.20%	2.15%	81,039	23.53%	2.94%	82,354	28.24%	5.06%
Time deposits of $100,000 or more	134,408	35.68%	2.02%	125,725	36.50%	3.13%	97,203	33.32%	5.52%

Total average deposits	$376,720	100.00%	1.35%	$344,487	100.00%	2.09%	$291,685	100.00%	3.85%

At December 31, 2003, we had $138.6 million in time deposits in amounts of $100,000 or more, consisting of 512 accounts, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$34,341	1.51%
Greater than Three Months to Six Months	44,556	1.57%
Greater than Six Months to Twelve Months	57,907	1.46%
Greater than Twelve Months	1,754	1.92%

Total	$138,558	1.51%

Employees

As of December 31, 2003, we had a total of 125 full-time employees and 22 part-time employees reflecting a full time equivalent 141 employees. We believe that our employee relations are satisfactory.

Competition

The banking and financial services business in California generally, and in our primary market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers.

We compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than we do. In order to compete with the other financial services providers, we principally rely upon local promotional activities, personal relationships established by officers, directors and employees with our customers, and specialized services tailored to meet our customers’ needs.

Effect of Governmental Policies and Recent Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate we pay on our deposits and our other borrowings and the interest rate we receive on loans extended to our customers and securities held in our portfolio comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control. Accordingly, our earnings and growth are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

Supervision and Regulation

Community Bancorp and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws, which relate to the regulation of Community Bancorp and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Community Bancorp

Community Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and is registered as such with, and subject to the supervision of, the Federal Reserve Board. Community Bancorp is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

Community Bancorp is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, Community Bancorp would own or control more than 5% of the voting shares of such bank. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of Community Bancorp and another bank holding company.

Community Bancorp is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, Community Bancorp may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Federal Reserve Board may require that Community Bancorp terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control or the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, Community Bancorp must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

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

Our common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of such Act.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of Community Bancorp to grow and could restrict the amount of profits, if any, available for the payment of dividends.

For information concerning the capital ratios of Community Bancorp and the Bank, see, “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” as of December 31, 2003.

Under applicable regulatory guidelines, Community Bancorp Inc.’s trust preferred securities issued by our subsidiary capital trusts qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital. Any additional portion of the trust preferred securities would qualify as Tier II capital. As of December 31, 2003, those subsidiary trusts have $15 million in trust preferred securities outstanding, of which $12.4 million qualify as Tier 1 capital. See “Factors That May Affect Future Results of Operations – Recent accounting changes may give rise to a future regulatory capital event that may reduce our consolidated capital ratios or permit us to redeem the trust preferred securities.”

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

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include;

•	the imposition of a conservator or receiver or the issuance of a cease-and-desist order that can be judicially enforced;

•	the termination of insurance of deposits (in the case of a depository institution);

•	the imposition of civil money penalties;

•	the issuance of directives to increase capital;

•	the issuance of formal and informal agreements;

•	the issuance of removal and prohibition orders against institution-affiliated parties; and,

•	the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

Premiums for Deposit Insurance

Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. Due to continued growth in deposits and some recent bank failures, the bank insurance fund is nearing its minimum ratio of 1.25% on insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely that the FDIC will be required to assess premiums on all banks for the first time since 1996.

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

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934.

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

Financial Services Modernization Legislation

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility of structuring such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, which may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. Community Bancorp has not chosen to seek “financial holding company” status.

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act (“CRA”) rating. The Financial Services Modernization Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. The Federal Reserve Board and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Financial Services Modernization Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks.

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

Community Bancorp and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on their operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that Community Bancorp and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than Community Bancorp and the Bank.

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

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the BHCA and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.

Transactions with Affiliates

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Reserve Board issued Regulation W on October 31, 2002, which comprehensively implements Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document the Federal Reserve Board’s interpretations of Section 23A and 23B. Regulation W had an effective date of April 1, 2003.

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

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. Pursuant to these rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose non-public information to non-affiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to non-affiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented our privacy policies in accordance with the law.

In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are more restrictive than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

Interagency Guidance on Response Programs to Protect Against Identity Theft

On August 12, 2003, the Federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance:

•	interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers’ information; and

•	describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

Factors that May Affect Future Results of Operations

In addition to the other information contained in this Report, the following risks may affect us. If any of these risks occur, our business, financial condition or operating results could be adversely affected.

We are highly dependent on real estate and a downturn in the real estate market could hurt our business.

A significant portion of our loan portfolio is dependent on real estate. At December 31, 2003, real estate served as the principal source of collateral with respect to approximately 87.7 percent of the Bank’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

Failure to successfully execute our strategy could adversely affect our performance.

Our financial performance and profitability depends on our ability to execute our corporate growth strategy. Continued growth, however, may present operating and other problems that could adversely affect our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

Our business is subject to interest rate risk and changes in interest rates may adversely affect our performance and financial condition.

Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations. Additionally, changes in interest rates will impact the gains we realize on the sale of SBA loans.

Our earnings are highly dependent on our continued ability to originate, sell and service SBA loans.

Our earnings are highly dependent on our ability to generate new SBA loans. Increases in interest rates and other economic conditions could result in decreased SBA loan demand as well as lower gain on sale.

Legislative and regulatory developments related to SBA lending may adversely affect our revenue.

SBA lending is a federal government created and administered program. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of SBA loans, with a resulting potential adverse financial impact on our business.

For example, the SBA 7a program was halted briefly in January 2004, and when the program returned to operation, the maximum loan size had been decreased from $1.3 million to $750,000 per loan. Furthermore, the loans can no longer be secured by a second trust deed as previously allowed under the rules.

In late 2002, we began to develop a separate SBA 504 lending division, utilizing separate loan origination, processing and sales staff to concentrate on the efficient origination of this product. In 2003, the SBA 504 product accounted for 47% of the Company’s SBA loan production, or $49.7 million, which is a significant increase over prior years. We believe we can now shift a significant portion of the demand for the larger real estate secured loans from the 7a program to the SBA 504 loan product, which has been unaffected by the Government’s limitations on 7a loans. As a result, if we generate fewer 7a loans and have less gain on sale revenue in future periods due to governmental restrictions on 7a lending, we expect the increased income from our expanded SBA 504 portfolio will help lessen the impact of the restricted 7a program.

Economic conditions in the Southern California area could adversely affect our operations.

Our retail and commercial banking operations are concentrated primarily in northern San Diego and southern Riverside Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area. Deterioration in economic conditions in our market area could have a material adverse impact on the quality of our loan portfolio and the demand for our retail and commercial banking products and services, which in turn may have a material adverse effect on our results of operations.

We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations.

The financial services industry is regulated extensively. Federal and State regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time.

New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. The impact on us and our financial performance of the recently enacted Sarbanes-Oxley Act of 2002 and various rule makings by the Securities and Exchange Commission and NASDAQ cannot presently be determined.

Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

We face strong competition from financial service companies and other companies that offer banking services that could hurt our business.

The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.

A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our internal operations are subject to a number of risks.

We are subject to certain operations risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We maintain a system of internal controls to mitigate against such occurrences and maintain insurance coverage for such risks that are insurable, but should such an event occur that is not prevented or detected by our internal controls, uninsured or in excess of applicable insurance limits, it could have a significant adverse impact on our business, financial condition or results of operations.

Community Bancorp depends on cash dividends from the Bank to meet its cash obligations.

As a holding company, dividends from the Bank provide a substantial portion of Community Bancorp’s cash flow used to service the interest payments on our Trust Preferred Securities and our other obligations, including the cash dividend program which we announced in February 2004. See “Item 5 – Market for Common Equity and Related Stockholder Matters.” Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval.

Recent accounting changes may give rise to a future regulatory capital event that may reduce our consolidated capital ratios or permit us to redeem the trust preferred securities.

In accordance with the provisions of Financial Accounting Standard Board (“FASB”) Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”), we have deconsolidated the two subsidiary trusts which have issued trust preferred securities for Community Bancorp, and their financial position and results of operations are not included in our consolidated financial position and results of operations. Accordingly, the trust preferred securities which had previously been reported as a liability have been replaced by the subordinated debt issued by Community Bancorp to the trusts.

Under applicable regulatory guidelines, a portion of the trust preferred securities will qualify as Tier I capital, and the remaining portion will qualify as Tier II capital. Under applicable regulatory guidelines, $12.4 million of the outstanding trust preferred securities qualify as Tier I capital at December 31, 2003. On July 2, 2003, the Federal Reserve Board issued Supervisory Letter (SR 03-13) which preserves the historical capital treatment of trust preferred securities as Tier I Capital despite the deconsolidation of these securities. That Supervisory Letter remained in effect at December 31, 2003, and we continue to include these securities in our Tier I capital. There remains the potential that this determination by the Federal Reserve Board may change at a later date.

If Tier I Capital treatment for our trust preferred securities were disallowed, there would be a reduction in our consolidated capital ratios. The following table shows as of December 31, 2003 (1) Community Bancorp’s current capital position, (2) our pro forma capital position if the Federal Reserve Board granted Tier II status to our trust preferred securities, (3) our pro forma capital position if the Federal Reserve Board excludes entirely our trust preferred securities from capital and (4) the minimum regulatory capital requirements for adequately capitalized status.

		Leverage ratio	Tier I risk-based capital ratio	Total risk-based capital ratio
1	Community Bancorp Inc.	10.67%	11.88%	13.77%
2	Assuming Trust Preferred Securities only qualified as Tier II Capital	7.99%	8.89%	13.77%
3	Assuming Trust Preferred Securities are excluded entirely from capital	7.99%	8.89%	10.14%
4	Minimum regulatory requirements for adequately capitalized status	4.00%	4.00%	8.00%

As the table shows, we would remain “adequately capitalized” in the event that the Federal Reserve Board elected to change its position with regards to the capital treatment of trust preferred securities. If Tier I capital treatment were disallowed, we may be able to redeem the trust preferred securities pursuant to their terms, and have the ability to identify and obtain alternative sources of capital.

ITEM 2. PROPERTIES

We occupy a permanent 32,148 square foot headquarters facility located at 900 Canterbury Place, Escondido, California. Included in the 32,418 square feet is the Escondido branch, which occupies approximately 4,510 square feet. We have subleased approximately 5,076 square feet of this facility to third party tenants.

In addition to the Escondido branch, we operate four other branches, three of which are leased properties and the other being a building which we own in Fallbrook, California. The Fallbrook branch is approximately 4,000 square feet and is located at 130 West Fallbrook Street, Fallbrook, California. The purchase price for this branch was approximately $550,000 for the land, building and improvements. The Temecula branch office is located at 27541 Ynez Road, Temecula, California. The office contains approximately 6,338 square feet and is leased pursuant to a lease expiring in March 2007. The Vista branch office is located at 1690 S. Melrose Drive, Vista, California. The office contains approximately 5,700 square feet and is leased pursuant to a lease expiring on June 3, 2008. The Bonsall office is located at 5256 South Mission Road, Suite 1001, Bonsall, California. The office contains approximately 2,652 square feet and is leased pursuant to a lease expiring on December 31, 2006. On November 1, 2003, we entered into a lease for a branch to be located at 41301 Kalmia Avenue, Murrieta, California. The office is expected to be approximately 5,000 square feet, and the lease expires on November 1, 2013. The property is currently under construction, with an expected opening date in the fourth quarter of 2004.

We also lease loan production offices at 1440 No. Harbor Blvd., Suite 800-38, Fullerton, California; 920 Hampshire Rd., Suite A-11, Westlake Village, California; 1100 Melody Lane, Suite 216, Roseville, California; 17011 Beach Blvd., Suite 900, Huntington Beach, California; 855 S. Main Street, Fallbrook, Suite I, California; 5210 Kietzke Lane, Suite 204, Reno Nevada; 9633 South 48th Street, Suite 195, Phoenix, Arizona.

The branch offices and the additional loan offices are considered adequate for our current needs. Our rental expense for 2003 was $875,000. See Note 13 of our financial statements included in Item 8 of this Report for certain additional information concerning the amount of our lease commitments.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of business. We are not a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to our business) and no such proceedings are known to be contemplated.

There are no material proceedings adverse to the Company to which any director, executive officer, affiliate of the Company or 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder of the Company is a party, and none of the above persons has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common stock trades on the NASDAQ National Market under the symbol “CMBC”.

The following table presents for each quarterly period during the last two years the high and low closing sale prices of our common stock. Prices do not include retail mark-ups, markdowns or commissions. The information has been adjusted to reflect the 5% stock dividend in the fourth quarter of 2002.

Quarter Ended 2002	Closing Prices
	Low	High
March 31	$6.190	$7.619
June 30	$6.905	$7.857
September 30	$7.476	$9.190
December 31	$6.562	$8.343

Quarter Ended 2003	Closing Prices
	Low	High
March 31	$7.620	$10.750
June 30	$9.210	$15.240
September 30	$14.110	$19.120
December 31	$18.500	$21.000

Holders

As of February 25, 2004, there were approximately 363 stockholders of record of our common stock, and approximately 1,000 beneficial stockholders, including the stockholders of record. At such date, our directors and executive officers owned approximately 14.81% of our outstanding shares. There are no other classes of common equity outstanding.

Dividends

We are a legal entity separate and distinct from the Bank. Our stockholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the Delaware General Corporation Law (the “Corporation Law”). The Corporation Law provides that a corporation may dividend out of any surplus, and, if it has no surplus, out of any net profits for the fiscal year in which the dividend was declared or for the preceding fiscal year (provided that the payment will not reduce capital below the amount of capital represented by all classes of shares having a preference upon the distribution of assets). Additionally, the agreements relating to our trust preferred securities prevent us from paying cash dividends in the event we elect to defer interest payments on the trust preferred securities pursuant to such agreements.

On February 26, 2004, we announced the payment of a cash dividend of $0.05 per common share and the initiation of a policy of paying quarterly cash dividends. From 1998 until now, we had paid no cash dividends. We have paid a 5% stock dividend in each of the years from 1998 through 2002.

Whether or not dividends, either cash or stock, will be paid in the future will be determined by our Board of Directors after consideration of various factors. Our and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends.

The availability of operating funds for the Company, and our ability to pay a cash dividend and service our obligation under our Trust Preferred Securities, depends largely on the Bank’s ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the National Bank Act. In general, dividends may not be paid from any of the Bank’s capital. Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. Additionally a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of such bank’s net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-years in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared. The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Furthermore, the Comptroller also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data – Community Bancorp Inc.

The selected financial information in the table below as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 is derived from our audited consolidated financial statements. Results for past periods are not necessarily indicative of results that may be expected for any future period.

	At or for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statements of Earnings Data:
Interest income	$26,786	$24,815	$25,205	$21,176	$12,825
Interest expense	6,170	8,695	12,481	9,806	4,281

Net interest income	20,616	16,120	12,724	11,370	8,544
Provision for loan losses	1,639	1,561	1,470	965	385

Net interest income after provision for loan losses	18,977	14,559	11,254	10,405	8,159
Other operating income	7,691	6,501	2,946	2,178	5,576
Other operating expense	17,177	15,921	12,315	10,930	11,284

Income before income taxes	9,491	5,139	1,885	1,653	2,451
Income taxes	3,595	2,133	783	652	900

Net income	$5,896	$3,006	$1,102	$1,001	$1,551

Net income per share - basic	$1.51	$0.86	$0.36	$0.36	$0.56
Net income per share - diluted	$1.42	$0.84	$0.35	$0.35	$0.55
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,940	$11,814	$10,856	$6,833	$8,499
Federal funds sold	$17,925	$9,690	$28,090	$10,997	$6,877
Investments and other securities	$27,106	$39,029	$12,287	$8,034	$7,763
Loans, net of fees, costs and discounts	$399,422	$343,416	$308,474	$247,425	$145,521
Total assets	$476,698	$415,698	$370,223	$280,696	$175,981
Total deposits	$393,126	$363,952	$333,334	$252,697	$157,392
Long term debt	$14,697	$10,004	$10,000	$10,000	$—
Total stockholders’ equity	$37,081	$20,573	$16,501	$12,236	$11,337
Other Financial Data:
Dividends per common share	$—	$—	$—	$—	$—
Book value per share (adjusted for stock dividends)	$8.50	$5.81	$4.75	$4.16	$3.86
Stockholders’ equity to assets	7.78%	4.95%	4.46%	4.36%	6.44%
Return on average assets	1.34%	0.77%	0.34%	0.43%	1.02%
Return on average equity	21.34%	16.00%	7.79%	8.62%	15.32%
Net interest margin	5.00%	4.40%	4.18%	5.20%	6.23%
Efficiency ratio	60.81%	70.25%	78.59%	81.32%	77.35%
Credit Quality Data:
Non-accrual loans to total gross loans	0.24%	0.65%	1.03%	0.02%	1.24%
Non-performing assets to total assets	0.30%	0.54%	1.38%	0.02%	1.03%
Loan loss allowances to total gross loans	1.30%	1.14%	0.90%	0.80%	0.77%
Loan loss allowances to loans held for investment	1.58%	1.36%	1.03%	0.85%	0.78%
Loan loss allowances to non-accrual loans	542.14%	175.02%	88.00%	3488.00%	62.00%
Net loan losses to average loans	0.09%	0.16%	0.23%	0.03%	0.04%
Credit Quality Data (net of gov’t guarantees):
Non-accrual loans to total gross loans	0.07%	0.19%	0.37%	0.01%	0.28%
Non-performing assets to total assets	0.15%	0.16%	0.82%	0.01%	0.24%
Loan loss allowance to total gross loans	1.40%	1.26%	1.07%	0.94%	0.80%
Loan loss allowance to non-accrual loans	1923%	606%	245%	5373%	270%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and footnotes to the consolidated financial statements included in Item 8 of this Report.

Executive Overview: Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•	Return to our stockholders

•	Return on average assets

•	Development of core revenue streams, including net interest income and non-interest income

•	Asset quality

•	Asset growth

•	Operating efficiency

Return to our stockholders

Our return to our stockholders is measured in the form of return on average equity (“ROE”), and the potential valuation of the stock price relative to our returns and earnings per share. Our ROE for the year ended December 31, 2003 was 21.34% compared to 16.00% and 7.79% for the years ended December 31, 2002 and 2001, respectively. Earnings per basic share increased to $1.51 for the year ended December 31, 2003 compared to $0.86 and $0.36 for the years ended December 31, 2002 and 2001, respectively. Earnings per diluted share increased to $1.42 for the year ended December 31, 2003 compared to $0.84 and $0.35 for the years ended December 31, 2002 and 2001, respectively. The increase in ROE and EPS is due to the increase in net income, and was partially offset by the increase in average equity and average shares outstanding as a result of the common equity offering during the third quarter of 2003.

Return on Average Assets

Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the year ended December 31, 2003 was 1.34% compared to 0.77% and 0.34% for the years ended December 31, 2002 and 2001, respectively. The increase in ROA is due to the increase in net income relative to our increase in average assets.

Development of core revenue streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more estimable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth and the use of interest rate floors on new loans being originated combined with improved borrowing costs through the use of an interest rate swap. As a result, our net interest income before provision for loan losses increased to $20.6 million for the year ended December 31, 2003 compared to $16.1 million and $12.7 million for the years ended December 31, 2002 and 2001, respectively. Our net interest margin has also improved to 5.00% for the year ended December 31, 2003 compared to 4.40% and 4.18% for the years ended December 31, 2002 and 2001, respectively.

We have also improved our non-interest income. Non-interest income for the year ended December 31, 2003 was $7.7 million compared to $6.5 million and $2.9 million for the years ended December 31, 2002 and 2001, respectively. We did not sell SBA 7a loans during the first six months of 2001 in order to increase net interest income in the SBA division by retaining the loan production, and therefore gain on sale of loans was only $1.1 million in 2001. We increased SBA loan sales from $28.5 million for the year ended December 31, 2001 to $64.8 million for the year ended December 31, 2002, which resulted in gain on sale of loans increasing to $4.4 million. Even though SBA loan sales declined slightly to $63.4 million for the year ended December 31, 2003, gain on sale of loans increased to $5.2 million as a result of higher premiums paid in the secondary market. As a percentage of total revenue (net interest income before provision plus non-interest income), our gain on sale of loans declined to 18.23% in 2003 compared to 19.50% in 2002. Excluding gain on sale of loans, other real estate owned (OREO) and repossessed assets, other operating income increased $336,000, or 15.8%, in 2003 compared to 2002.

While we consider gain on sale of loans a part of our core revenue stream, it is subject to changes in the environment in which we operate, including the effects of government regulation. Specifically, changes in the funding of the SBA 7a program on an annual basis can lead to temporary halts in the program itself and fundamental changes in the structure of the program. See “Item 1. Business – Factors That May Affect Future Results of Operations - Legislative and regulatory developments related to SBA lending may adversely affect our revenue.”

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans, total assets, and is a key element in estimating the future earnings of a company. Total non-performing loans decreased to $961,000 as of December 31, 2003 compared to $2.3 million as of December 31, 2002. Non-performing loans as a percentage of gross loans decreased to 0.24% as of December 31, 2003 compared to 0.65% as of December 31, 2002. Net of government guarantees, non-performing loans totaled $271,000, or 0.07% of total gross loans, as of December 31, 2003 compared to $651,000, or 0.19% of total gross loans, as of December 31, 2002. Non-performing assets decreased to $1.4 million as of December 31, 2003 compared to $2.3 million as of December 31, 2002. Net of government guarantees, non-performing assets as a percent of total assets were 0.15% as of December 31, 2003 compared to 0.16% as of December 31, 2002. Net loan charge offs to average net loans total 0.09% for the year ended December 31, 2003 compared to 0.16% for the year ended December 31, 2002.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 14.67% to $476.7 million as of December 31, 2003 compared to $415.7 million as of December 31, 2002 and was $370.2 million as of December 31, 2001.

Net loans increased 16.11% to $394.2 million as of December 31, 2003 compared to $339.5 million as of December 31, 2002 and $308.5 million as of December 31, 2001. Total loans originated were $320.8 million for the year ended December 31, 2003 compared to $309.1 million and $267.1 million for the years ended December 31, 2002 and 2001, respectively.

Deposits were $393.1 million as of December 31, 2003, an increase of 8%, compared to $364.0 million as of December 31, 2002. Retail deposits increased 11% to $333.6 million, compared to $300.3 million last year. Non-interest bearing deposits increased 33% to $68.7 million as of the end of the year, compared to $51.4 million a year earlier.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before tax provisions are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) improved to 60.81% for the year ended December 31, 2003 compared to 70.25% and 78.59% for the years ended December 31, 2002 and 2001, respectively. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. Net interest income before provision plus non-interest income increased 24.6% to $28.2 million for the year ended December 31, 2003, while operating expenses increased 7.9% to $17.2 million for the same period.

Critical Accounting Policies and Estimates

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Report, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets and interest-only strips and the valuation of repossessed assets. Actual results could differ from those estimates.

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

In determining the appropriate level of the allowance for loan losses, our management and Directors’ Loan Committee initially identifies all classified, restructured or non-performing loans and assesses each loan for impairment, as well as any government guarantees on these loans, which in general do not require an allowance for loan loss. Loans are considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. We measure an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.

After the specific allowances for loans are allocated, the remaining loans are pooled based on collateral type. A range of potential losses is determined using an eight quarter historical analysis by pool based on the relative carrying value at the time of charge off. In addition, our management and Directors’ Loan Committee establish reserve levels for each pool based upon loan type as well as market condition for the underlying collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of loans outstanding. All non-specific reserves are allocated to each of these pools.

The reserve for losses on commitments to extend credit is determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. Our management and Directors’ Loan Committee also establishes a reserve for each pool based upon loan type as well as market conditions for the underlying real estate or other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

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

We periodically evaluate servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at December 31, 2003, we utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 10%. In estimating fair values at December 31, 2002, we utilized a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the years ended December 31, 2003 and 2002. At December 31, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7% and a discount rate of 10%. At December 31, 2002, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7% and a discount rate of 12%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•	Real Estate Owned and Repossessed Assets. Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure or repossession are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. There were no OREOs acquired through foreclosure as of December 31, 2003 and 2002. As of December 31, 2003, we had one aircraft acquired through repossession. Valuation was done using the collateral method based on a recent appraisal of the underlying collateral.

Results of Operations

Banking Division - Net Income

Net income for the Banking Division increased to $3.4 million for the year ended December 31, 2003 compared to $724,000 and $286,000 for the years ended December 31, 2002 and 2001, respectively. The increase in net income for the Banking Division was primarily driven by increases in net interest income, and was partially offset by increases in non-interest expense. Net interest income for the Banking Division increased to $16.9 million for the year ended December 31, 2003 compared to $12.6 million and $8.9 million for the years ended December 31, 2002 and 2001, respectively. This increase is primarily due to the 42% decrease in interest expense from $5.7 million for the year ended December 31, 2002 to $3.3 million for the year ended December 31, 2003, combined with the 10% increase in interest income from $18.3 million for the year ended December 31, 2002 to $20.2 million for the year ended December 31, 2003. The reduction in interest expense is the result of changes in the market rates for time deposits combined with a 21% increase in the average balance of transaction accounts (demand deposits plus interest bearing checking, savings and money market accounts) for the year ended December 31, 2003 when compared to the same period in 2002. Average transaction accounts increased to $166.2 million for the year ended December 31, 2003 compared to $137.7 million for the year ended December 31, 2002.

The Banking Division generated gain on sale of loans through its mortgage banking department. The Company closed the mortgage department effective January 31, 2003. During the year ended December 31, 2003, gain on sale of loans from the mortgage department totaled $48,000 compared to $233,000 for the year ended December 31, 2002 and $151,000 for the year ended December 31, 2001.

In addition to improved net interest income as a result of the increase in transaction accounts, customer service charges also increased to $735,000 for the year ended December 31, 2003 compared to $614,000 for the year ended December 31, 2002 and $533,000 for the year ended December 31, 2001.

Other fee income for the Banking Division is made up of gains or losses on Interest Only strips, trading securities, fees from brokering of mortgage loans, construction and other loan fees, and other deposit fees not included in customer service charges. Net of gain on sale of mortgage loans and customer service charges, other fee income for the Banking Division increased to $706,000 for the year ended December 31, 2003 compared to $682,000 for the year ended December 31, 2002 and was $868,000 for the year ended December 31, 2001. The reduction in other fee income from 2001 to 2002 is the result of the decrease in other income from mortgage lending and construction related fees. In January 2003, we closed our mortgage department. As a result, other fee income generated from mortgage lending totaled $42,000 for the year ended December 31, 2003 compared to $99,000 for the year ended December 31, 2002 and was $145,000 for the year ended December 31, 2001. The decline in mortgage fees was partially offset by the net increases in fees from other parts of the Banking Division.

Construction related fees declined from $357,000 for the year ended December 31, 2001 to $266,000 for the year ended December 31, 2002. For the year ended December 31, 2003, construction related fees increased to $347,000. Fees for construction lending vary year to year depending upon the volume of construction loans generated, the competition and therefore pricing for fees and services, and the average life of the various construction loans.

SBA Division - Net Income

Net income for the SBA division increased to $2.5 million for the year ended December 31, 2003 compared to $2.3 million and $816,000 for the years ended December 31, 2002 and 2001, respectively. The increase in net income for the SBA division was primarily driven by increases in net interest income and non-interest income, and was partially offset by increases in provisions for loan losses and non-interest expense. Net interest income for the SBA division increased to $3.8 million for the year ended December 31, 2003 compared to $3.5 million and $3.8 million for the years ended December 31, 2002 and 2001, respectively. The increase in net interest income is primarily due to the increase in interest earning assets for the SBA division. Non-interest income increased to $6.2 million for the year ended December 31, 2003 compared to $5.0 million and $1.4 million for the years ended December 31, 2002 and 2001, respectively, as a result of increases in net gain on sale of loans.

Net gain on sale of loans increased to $5.1 million (excluding $48,000 in gains from mortgage lending) for the year ended December 31, 2003 compared to $4.2 million (excluding $233,000 in gains from mortgage lending) and $940,000 (excluding $151,000 in gains from mortgage lending) for the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2003 we originated $106.5 million in SBA loans compared to $85.1 million and $54.5 million during the years ended December 31, 2002 and 2001, respectively. We sold $63.4 million in SBA loans, or 60% of originations, during the year ended December 31, 2003 compared to $64.8 million in SBA loans, or 76% of originations, during the year ended December 31, 2002 and $28.5 million, or 52% of originations, during the year ended December 31, 2001. Although the dollar amount of sales decreased in 2003 when compared with 2002, the gain on sale of loans increased 17.0% due to an increase in the premiums received from the secondary market in 2003 when compared with 2002. While the change in the SBA 7a program noted above could have an impact on gain on sale of loans, we expect that we will continue to earn between $1.0 million and $1.5 million in gain on sale of loans per quarter.

Loan servicing income totaled $666,000 for the year ended December 31, 2003 compared to $687,000 for the year ended December 31, 2002 and were $129,000 for the year ended December 31, 2001. The Company as well as the industry experienced a significant increase in prepayments during the year ended December 31, 2001, which resulted in write downs of $249,000 of the servicing assets. Prepayment speeds on SBA loans decreased substantially in 2002 and 2003 as interest rates stabilized, resulting in a recovery of $199,000 on the servicing asset in 2002 and $15,000 in 2003. The decline in servicing income from 2002 to 2003 reflects the decline in the recovery from $199,000 in 2002 to $15,000 in 2003. Loan servicing income is the result of the spread between the interest rate paid by borrowers and the interest rate paid to third party investors, multiplied by the total volume of loans sold, net of the amortization of the servicing asset. The increase in loan servicing income (net of write downs and recoveries) is a result of the increase in loans serviced for others. As of December 31, 2003, SBA loans serviced for others increased to $137.0 million compared to $117.2 million as of December 31, 2002 and $69.6 million as of December 31, 2001. The increase in loans serviced for others is a result of the loans sold in 2002 and 2003, net of principal repayments.

In addition to the increase in net gain on sale of loans and loan servicing income, other non-interest income for the SBA division increased as a result of other fee income, primarily fees from loans originated which were directly funded by other investors. Net of gain on sale of loans and loan servicing income, other fee income for the SBA Division totaled $423,000 for the year ended December 31, 2003 compared to $108,000 for the year ended December 31, 2002 and were $325,000 for the year ended December 31, 2001.

Non-interest expense for the year ended December 31, 2003 increased to $5.0 million compared to $4.0 million and $3.5 million for the years ended December 31, 2002 and 2001, respectively. The increase in non-interest expense for the year ended December 31, 2003 when compared with the same periods in 2002 and 2001 is the result of incentive based compensation from increased SBA loan originations noted above, combined with the expansion of our new SBA 504 lending unit.

Net Income - Consolidated

Net income increased to $5.9 million for the year ended December 31, 2003 compared to $3.0 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively. Net income increased as a result of the increase in net interest income and non-interest income, partially offset by increases in other operating expenses and provisions for loan losses.

The increase in net income and profitability for the year ended December 31, 2003 when compared with 2002 and 2001 was mainly due to increases in net interest income and non-interest income, partially offset by increases in provision for loan losses and non-interest expense. Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Non-interest income increased primarily due to an increase in the net gain on sale of loans. Other operating expenses increased as a result of our expansion and increased loan production.

Net Interest Income

Net interest income is the most significant component of our consolidated income from operations. Net interest income is the difference (the “interest rate spread”) between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of, and interest rate earned on, interest earning assets and the volume of, and interest rate paid on, interest bearing liabilities.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest bearing loans for the purpose of this table.

	2003			2002			2001
For the Years Ended December 31, (dollars in thousands)	Average Balance	Interest Earned/ Paid	Average Rate/ Yield	Average Balance	Interest Earned/ Paid	Average Rate/ Yield	Average Balance	Interest Earned/ Paid	Average Rate/ Yield
Average assets:
Securities and time deposits at other banks	$29,749	$1,063	3.57%	$25,417	$1,226	4.82%	$7,937	$492	6.20%
Fed funds sold	13,749	143	1.04%	16,286	267	1.64%	25,321	900	3.55%
Loans:
Commercial	110,344	7,043	6.38%	111,123	7,218	6.50%	91,739	7,426	8.09%
Real Estate	223,977	15,949	7.12%	180,022	13,386	7.44%	147,160	13,676	9.29%
Aircraft	29,581	2,182	7.38%	26,372	2,155	8.17%	24,949	2,069	8.29%
Consumer	5,154	406	7.88%	7,110	563	7.92%	7,585	642	8.46%

Total loans	369,056	25,580	6.93%	324,627	23,322	7.18%	271,433	23,813	8.77%

Total earning assets	412,554	26,786	6.49%	366,330	24,815	6.77%	304,691	25,205	8.27%

Non earning assets	28,564			25,704			18,062

Total average assets	$441,118			$392,034			$322,753

Average liabilities and stockholders’ equity:
Interest bearing deposits:
Savings and interest bearing accounts	$104,457	746	0.71%	$92,204	890	0.97%	$78,291	1,689	2.16%
Time deposits	210,518	4,354	2.07%	206,764	6,324	3.06%	179,557	9,539	5.31%

Total interest bearing deposits	314,975	5,100	1.62%	298,968	7,214	2.41%	257,848	11,228	4.35%
Short term borrowing	19,550	313	1.60%	14,161	384	2.71%	2,567	141	5.49%
Long term debt	11,279	757	6.71%	10,000	1,097	10.97%	10,000	1,112	11.12%

Total interest bearing liabilities	345,804	6,170	1.78%	323,129	8,695	2.69%	270,415	12,481	4.62%

Demand deposits	61,745			45,519			33,837
Accrued expenses and other liabilities	5,935			4,594			4,358
Net stockholders’ equity	27,634			18,792			14,143

Total average liabilities and stockholders’ equity	$441,118			$392,034			$322,753

Net interest spread			4.71%			4.08%			3.65%

Net interest income		$20,616			$16,120			$12,724

Net interest margin			5.00%			4.40%			4.18%

The table below sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in average volume multiplied by old rate); (ii) changes in rate (change in rate multiplied by old average volume); (iii) changes due to both rate and volume (change in rate multiplied by the change in average volume) are allocated to rate.

For the Years Ended December 31,	2003 vs. 2002			2002 vs. 2001
	(dollars in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Earning assets:
Securities and time deposits at other banks	$209	$(372)	$(163)	$1,084	$(350)	$734
Federal funds sold	(42)	(82)	(124)	(321)	(312)	(633)
Loans:
Commercial	(51)	(124)	(175)	1,568	(1,776)	(208)
Real Estate	3,270	(707)	2,563	3,053	(3,343)	(290)
Aircraft	262	(235)	27	118	(32)	86
Consumer	(155)	(2)	(157)	(40)	(39)	(79)

Total loans	3,326	(1,068)	2,258	4,699	(5,190)	(491)

Total earning assets	3,493	(1,522)	1,971	5,462	(5,852)	(390)
Interest bearing liabilities:
Interest bearing deposits:
Savings and interest bearing accounts	119	(263)	(144)	301	(1,100)	(799)
Time deposits	115	(2,085)	(1,970)	1,445	(4,660)	(3,215)

Total interest bearing deposits	234	(2,348)	(2,114)	1,746	(5,760)	(4,014)
Short term borrowing	146	(217)	(71)	637	(394)	243
Long term debt	140	(480)	(340)	—	(15)	(15)

Total interest bearing liabilities	520	(3,045)	(2,525)	2,383	(6,169)	(3,786)

Change in net interest income	$2,973	$1,523	$4,496	$3,079	$317	$3,396

Net interest income before provision for estimated loan losses for the year ended December 31, 2003 was $20.6 million compared to $16.1 million and $12.7 million for the years ended December 31, 2002 and 2001, respectively. The increase in 2003 was primarily due to the increase in the average interest earning assets, combined with an increase in the net interest margin. Average interest earning assets were $412.6 million with a net interest margin of 5.00% for the year ended December 31, 2003 compared to $366.3 million with a net interest margin of 4.40% for the year ended December 31, 2002 and $304.7 million with a net interest margin of 4.18% for the year ended December 31, 2001. The increase in net interest margin is the result of the decline in cost of liabilities in 2003 being greater than the decline in yield on interest earning assets. The yield on interest earning assets declined 28 basis points to 6.49% for the year ended December 31, 2003, compared to 6.77% for the year ended December 31, 2002 and was 8.27% for the year ended December 31, 2001. The cost of liabilities declined 91 basis points to 1.78% for the year ended December 31, 2003 compared to 2.69% for the year ended December 31, 2002 and was 4.62% for the year ended December 31, 2001. For a discussion of the repricing of our assets and liabilities, see “Item 7A Quantitative and Qualitative Disclosure about Market Risk.”

Interest Income

Interest income for the year ended December 31, 2003 increased to $26.8 million, compared to $24.8 million and $25.2 million for the years ended December 31, 2002 and 2001, respectively. The increase was primarily due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $412.6 million for the year ended December 31, 2003 compared to $366.3 million and $304.7 million for the years ended December 31, 2002 and 2001, respectively. The yield on interest earning assets decreased to 6.49% for the year ended December 31, 2003 compared to 6.77% for the year ended December 31, 2002 and was 8.27% for the year ended December 31, 2001. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $224.0 million with a yield of 7.12% for the year ended December 31, 2003, compared to $180.0 million with a yield of 7.44% for the year ended December 31, 2002 and $147.2 million with a yield of 9.29% for the year ended December 31, 2001. The increase in the average balance of real estate loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan. The use of interest rate floors on our loans has significantly mitigated the effects of the 5.25% decline in the prime rate since the beginning of 2001. For a further discussion of our interest rate floors, see “Item 7A Quantitative and Qualitative Disclosures about Market Risk.”

Interest Expense

Interest expense for the year ended December 31, 2003 decreased to $6.2 million compared to $8.7 million and $12.5 million for the years ended December 31, 2002 and 2001, respectively. The decrease was due to the 0.91% decrease in cost of liabilities, partially offset by an increase in average interest bearing liabilities. Average interest-bearing liabilities increased to $345.8 million with a cost of 1.78% for the year ended December 31, 2003 from $323.1 million with a cost of 2.69% for the year ended December 31, 2002 and were $270.4 million with a cost of 4.62% for the year ended December 31, 2001. The decrease in the average rate for 2003 when compared with 2002 and 2001 is due to the 5.25% decline in the prime rate, and therefore market rates for CDs, since the beginning of 2001, combined with the effect of an interest rate swap hedging $10 million in long term debt. Average time deposits increased to $210.5 million with a cost of 2.07% for the year ended December 31, 2003 from $206.8 million with a cost of 3.06% for the year ended December 31, 2002 and were $179.6 million with a cost of 5.31% for the year ended December 31, 2001.

Other average borrowings increased to $30.8 million with a cost of 3.47% for the year ended December 31, 2003 compared to $24.2 million with a cost of 6.13% for the year ended December 31, 2002 and $12.6 million with a cost of 9.97% for the year ended December 31, 2001. We issued $10.0 million in fixed rate Long Term Debt Trust Preferred Securities in 2000. In December 2002, the Company entered into an interest rate swap agreement with a third party, which in effect changed the interest rate from an 11.0% fixed rate coupon to a six month floating rate that resets semi-annually at 5.455% over six month LIBOR. As a result of the interest rate swap, the cost of the Trust Preferred Securities declined to 6.71% for the year ended December 31, 2003 compared to 10.97% for the year ended December 31, 2002.

In addition to the decrease in cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Demand deposits increased 36% from an average $45.5 million for the year ended December 31, 2002 to $61.7 million for the year ended December 31, 2003. The cost of deposits, including demand deposits and interest bearing deposits, decreased to 1.35% for the year ended December 31, 2003 compared to 2.09% for the year ended December 31, 2002 and 3.85% for the year ended December 31, 2001. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 21% to $166.2 million for the year ended December 31, 2003 compared to $137.7 million for the year ended December 31, 2002 and $112.1 million for the year ended December 31, 2001. The cost of funds, including interest bearing liabilities and demand deposits, was reduced 85 basis points to 1.51% for the year ended December 31, 2003 compared to 2.36% for the year ended December 31, 2002 and 4.10% for the year ended December 31, 2001.

Provisions for Estimated Loan Losses

The provision for estimated loan losses increased to $1.64 million for the year ended December 31, 2003 compared to $1.56 million for the year ended December 31, 2002. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $7.7 million for the year ended December 31, 2003 compared to $6.5 million for the year ended December 31, 2002 and was $3.0 million for the year ended December 31, 2001. The increase in other operating income for the year ended December 31, 2003 was due to an increase in gains on sale of loans, customer service charges and other fee income.

During the year ended December 31, 2003, net gain on sale of loans increased to $5.2 million compared to $4.4 million and $1.1 million for the years ended December 31, 2002 and 2001, respectively. For further discussion of the change in net gain on sale of loans, please see “SBA Division – Net Income” above.

Loan servicing income totaled $666,000 for the year ended December 31, 2003 compared to $687,000 for the year ended December 31, 2002 and were $129,000 for the year ended December 31, 2001. For further discussion of the change in loan servicing income, please see “SBA Division – Net Income” above.

Customer service charges increased to $735,000 for the year ended December 31, 2003 compared to $614,000 for the year ended December 31, 2002 and were $533,000 for the year ended December 31, 2001. For further discussion of the change in customer service charges, please see “Banking Division – Net Income” above.

Other fee income totaled $1.1 million for the year ended December 31, 2003 compared to $832,000 for the year ended December 31, 2002 and $1.2 million for the year ended December 31, 2001. Other fee income comes is composed of fees from the brokering of mortgage and SBA related loans, deposit related fees not included in customer service charges, loan fees from construction related lending, gains and losses on investments and interest only strips, and various other fees collected in the due course of business. For further discussion of the change in other fee income, please see “Banking Division – Net Income” and “SBA Division – Net Income” above.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation, data processing, office and other expenses are the major categories of other operating expenses. Other operating expenses increased to $17.2 million for the year ended December 31, 2003 compared to $15.9 million for the year ended December 31, 2002 and $12.3 million for the year ended December 31, 2001.

As a percentage of average assets these expenses decreased to 3.89% for the year ended December 31, 2003 compared to 4.06% for the year ended December 31, 2002 and 3.82% for the year ended December 31, 2001. The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus non-interest income, excluding gains or losses on repossessed assets, improved to 60.81% for the year ended December 31, 2003 compared to 70.25% for the year ended December 31, 2002 and was 78.59% for the year ended December 31, 2001.

Salaries and employee benefits increased 9.26% to $9.6 million for the year ended December 31, 2003 compared to $8.8 million for the year ended December 31, 2002 and were $6.7 for the year ended December 31, 2001. The increase in salaries and employee benefits can be attributed to normal cost increases for salaries and benefits plus increased incentive based compensation due to increased loan production and profitability.

Occupancy expense declined slightly to $1.32 million compared to $1.34 million in 2002 and $799,000 in 2001. We moved our corporate headquarters in March 2002 while consolidating leased space from other locations, which resulted in the increase in occupancy expense from 2001 to 2002. The reduction in occupancy expense from 2002 to 2003 was the result of the reduction in overlapping rent incurred in 2002 as leases were terminated following the relocation to the new corporate headquarters.

Professional services, including legal, accounting, regulatory and consulting, were approximately the same totaling $1.1 million for the years ended December 31, 2003 and 2002 and were $762,000 for the year ended December 31, 2001.

Depreciation and amortization expense declined to $799,000 for the year ended December 31, 2003 compared to $989,000 million for the year ended December 31, 2002 and were $637,000 for the year ended December 31, 2002. As part of our relocation of our headquarters to Escondido in 2002, we incurred one time charges of $196,000. The increase in depreciation from the normalized 2002 depreciation expense of $793,000 is the result of a full year of depreciation of the new corporate headquarters compared to 10 to 11 months of depreciation in 2002.

Data processing expense increased 21% to $756,000 for the year ended December 31, 2003 compared to $625,000 for the year ended December 31, 2002 and were $546,000 for the year ended December 31, 2001 due to the increase in both deposits and loans as well as normal cost increases. Transaction accounts, (interest bearing checking, demand deposits, money market and savings accounts) increased 28.23% to $178.8 million as of December 31, 2003 compared to $139.4 million as of December 31, 2002 and were $126.2 million as of December 31, 2001. Total gross loans increased 16.42% to $402.0 million as of December 31, 2003 compared to $345.3 million as of December 31, 2002 and were $308.5 million as of December 31, 2001.

Office expenses increased to $663,000 for the year ended December 31, 2003 compared to $540,000 for the year ended December 31, 2002 and were $413,000 for the year ended December 31, 2001. Office expenses increased due to the overall expansion of our business as noted above.

Increases in other operating expenses are due to the normal expansion of our operations. Other expenses increased to $2.9 million for the year ended December 31, 2003 compared to $2.5 million for the years ended December 31, 2002 and 2001.

Provision for Income Taxes

The effective income tax rate was 37.9% for the year ended December 31, 2003 compared to 41.5% for the years ended December 31, 2002 and 2001. The effective tax rate declined in 2003 when compared to 2002 and 2001 due to investments which generate income tax credits. See “Financial Condition – Investments” section of this discussion for further information. Provisions for income taxes totaled $3.6 million for the year ended December 31, 2003 compared to $2.1 million for the year ended December 31, 2002 and $1.1 million for the year ended December 31, 2001. See “Footnote 10 of the Consolidated Financial Statements” for further information.

Financial Condition

General

The demand for our banking products has led to increases in loans and deposits during 2003. In order to support this growth, we raised $10.1 million in equity during the year, and added an additional $4.9 million in long term debt, net of expenses. As of December 31, 2003 total assets were $476.7 million, an increase of 14.67% compared to $415.7 million as of December 31, 2002. Total gross loans increased to $402.0 million as of December 31, 2003 compared to $345.3 million as of December 31, 2002. Total deposits increased to $439.6 million as of December 31, 2003 compared to $364.0 million as of December 31, 2002. Long term debt increased to $14.7 million as of December 31, 2003 compared to $10.0 million as of December 31, 2002. Stockholders’ equity increased to $37.1 million as of December 31, 2003 compared to $20.6 million as of December 31, 2002.

Investments

Our investment portfolio consists primarily of US Treasury and agency securities, mortgage backed securities, SBA securities, overnight investments in the Federal Funds market and investments in low income housing limited liability partnerships. Our held to maturity portfolio declined to $9.2 million as of December 31, 2003 compared to $21.3 million as of December 31, 2002. The decrease in held to maturity securities was due to the maturing or prepayment of agency bonds and mortgage backed securities. Of the $9.2 million, $4.8 million were held as collateral for public funds, treasury, tax and loan deposits and for other purposes at December 31, 2003.

Our available for sale portfolio was started in 2003 and totals $15.9 million as of December 31, 2003. The available for sale portfolio is made up of agency mortgage backed securities that are readily marketable and are marked to market on a monthly basis. Of this total, a single security of $1.5 million was pledged as additional security for our interest rate swap. The interest rate swap was established in December 2002 and we pledged restricted cash instead of securities at that time. The collateral requirement for the interest rate swap is the greater of the mark to market value of the swap or $945,000. Therefore, as interest rates increase it is probable that the collateral required will increase. In addition, $1.4 million were held as collateral for public funds, treasury, tax and loan deposits and for other purposes at December 31, 2003.

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on a level-yield method over the life of the related tax credits. The partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $2.8 million as of December 31, 2003. The Company’s usage of tax credits approximated $261,000 and $5,000 during the years ended December 31, 2003 and 2002, respectively. Investment amortization amounted to $79,000 and $12,000 for the years ended December 31, 2003 and 2002, respectively.

Average federal funds sold for the year ended December 31, 2003 totaled $13.7 million compared to $16.3 million for the year ended December 31, 2002. During the year ended December 31, 2003 we sold our investments in mutual funds held as trading securities, and our certificate of deposit with another financial institution matured.

We held $569,000 in Federal Reserve Bank stock as of December 31, 2003 and 2002. We held $1,430,000 in Federal Home Loan Bank stock as of December 31, 2003 compared to $979,000 as of December 31, 2002.

Loans

As a result of increased loan origination and reduced loan sales, total gross loans have increased 16.41% to $402.0 million as of December 31, 2003 compared to $345.3 million as of December 31, 2002. We service SBA 7a loans that we sell. Total SBA 7a loans serviced increased to $137.0 million as of December 31, 2003 compared to $117.2 million as of December 31, 2002.

The following chart summarizes the lending activity and changes in the loan portfolio as of and for the years ended December 31, 2003 and 2002:

Summary of loans as of December 31,	2003	2002	$ change	% change
	(dollars in thousands)
Construction loans	$66,957	$67,445	$(488)	-0.72%
Real estate one- to four-family	9,671	16,853	(7,182)	-42.62%
Real estate commercial and multi-family	270,367	207,808	62,559	30.10%
Aircraft	30,368	29,462	906	3.08%
Commercial	20,590	16,408	4,182	25.49%
Consumer home equity lines of credit	1,933	3,394	(1,461)	-43.05%
Consumer other	2,085	3,928	(1,843)	-46.92%

Total gross loans	401,971	345,298	56,673	16.41%
Deferred fees, costs and discounts	(2,549)	(1,882)	(667)	35.44%
Allowance for loan losses	(5,210)	(3,945)	(1,265)	32.07%

Net loans	$394,212	$339,471	$54,741	16.13%

SBA loans serviced for others	$136,966	$117,220	$19,746	16.85%

Activity for the year ended December 31,	2003	2002		% change
	(dollars in thousands)
Beginning balance	$339,471	$305,686		11.05%
Loans originated - Banking Division	214,317	224,046	(9,729)	-4.34%
Loans originated - SBA Division	106,470	85,096	21,374	25.12%
Loans sold	(74,380)	(109,926)	35,546	-32.34%
Principal repayments	(189,734)	(162,445)	(27,289)	16.80%
Other net changes	(1,932)	(2,986)	1,054	-35.30%

Ending balance	$394,212	$339,471		16.13%

A significant portion of our lending originations are from commercial real estate lending. We originated $172.4 million in commercial real estate loans for the year ended December 31, 2003 compared to $129.8 million for the year ended December 31, 2002. We sold $66.0 million in commercial real estate loans for the year ended December 31, 2003 compared to $64.8 million for the year ended December 31, 2002. As a result of the increased originations, our commercial real estate portfolio increased to $270.4 million as of December 31, 2003 compared to $207.8 million as of December 31, 2002. The increased originations are due to the new SBA 504 unit opened at the end of 2002 and increased lending originations in the Banking Division (when excluding the mortgage unit).

In January 2003, we closed the mortgage unit. As a result, mortgage originations declined from $50.7 million for the year ended December 31, 2002 to $2.4 million for the year ended December 31, 2003. The one- to four-family portfolio declined from $16.9 million as of December 31, 2002 to $9.7 million as of December 31, 2003, and we anticipate that this portfolio will continue to decline in future years due to loan payoffs.

Non-performing Assets. Non-performing assets consist of non-performing loans, Other Real Estate Owned (OREO) and repossessed assets. Non-performing loans are those loans which have: (i) been placed on non-accrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under the Company’s asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on non-accrual status. The Company did not have any Other Real Estate Owned at December 31 2003, 2002 or 2001. The repossessed assets of $458,000 at December 31, 2003 were the result of the repossession of an aircraft and an automobile.

The following table sets forth the Company’s non-performing assets at the dates indicated:

At December 31,	2003	2002	2001	2000	1999
	(dollars in thousands)
Non-accrual loans	$961	$2,254	$3,174	$57	$1,809
Troubled debt restructurings	—	—	—	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—	29	—	—

Total non-performing loans	961	2,254	3,203	57	1,809
Repossessed assets	458	—	1,900	—	—

Total non-performing assets	$1,419	$2,254	$5,103	$57	$1,809

SUPPLEMENTAL DATA
Undisbursed portion of construction and other loans	$101,526	$87,029	$63,867	$53,809	$46,744
Government guaranteed portion of total loans	$30,360	$32,066	$48,598	$35,058	$5,952
Non-performing loans, net of government guarantees	$271	$651	$1,140	$37	$414

Total non-performing loans/gross loans	0.24%	0.65%	1.04%	0.02%	1.24%
Total non-performing assets to total assets	0.30%	0.54%	1.38%	0.02%	1.03%
Total non-performing loans, net of guarantees/gross loans	0.07%	0.19%	0.37%	0.01%	0.28%
Total non-performing assets, net of guarantees/total assets	0.15%	0.16%	0.82%	0.01%	0.24%

Allowance for loan losses	$5,210	$3,945	$2,788	$1,988	$1,119
Net charge offs to average loans outstanding	0.09%	0.16%	0.23%	0.03%	0.04%
Loan loss allowance to loans, gross	1.30%	1.14%	0.90%	0.80%	0.77%
Loan loss allowance/loans held for investment	1.58%	1.36%	1.03%	0.85%	0.78%
Loan loss allowance/non-performing loans	542.14%	175.02%	87.04%	3487.72%	61.86%
Loan loss allowance/total assets	1.09%	0.95%	0.75%	0.71%	0.64%
Loan loss allowance/non-performing assets	367.16%	175.02%	54.63%	3487.72%	61.86%
Loan loss allowance/non-performing loans, net of guarantees	1922.51%	605.99%	244.56%	5372.97%	270.29%
Loan loss allowance/non-performing assets, net of guarantees	714.68%	605.99%	244.56%	5372.97%	270.29%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of December 31, 2003, 2002 and 2001, all impaired or non-accrual loans were collateral-dependent. The Company places loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of December 31,

2003, we had five loans on non-accrual status, totaling $961,000. Of this total, $690,000, or 72%, was guaranteed by the government. We had fourteen loans on non-accrual status as of December 31, 2002, totaling $2,254,000. Of this total $1,603,000, or 71%, was guaranteed by the government. As of December 31, 2001, we had twelve loans on non-accrual status, totaling $3,174,000. Of this total, $2,063,000, or 65%, was guaranteed by the government. Interest income that would have been recorded on loans on non-accrual status, under the original terms of such loans, totaled $182,000 for the year ended December 31, 2003, $174,000 for 2002 and $165,000 for 2001. In addition to the loans disclosed above as non-accrual or restructured, management has also identified approximately $2.6 million (net of government guarantees) in loans that, on the basis of information known to us, were judged to have a higher than normal risk of becoming non-performing. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured loans, or become other real estate owned or repossessed assets in the future.

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

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets (consisting of non-accrual loans, loans graded as substandard or lower and REO) at December 31, 2003 and 2002 were $3.4 million and $1.4 million, respectively.

Risk Management. The investment of the Company’s funds is primarily in loans where a greater degree of risk is normally assumed than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of the borrowers are an integral part in the maintenance of a high level of quality in the total assets of the Company. Net loan charge-offs for the year ended December 31, 2003 were $345,000, or 0.09% of average gross loans outstanding, compared to $515,000, or 0.16% of average gross loans outstanding, for the year ended December 31, 2002.

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

In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The allowance is increased by provisions charged against earnings and reduced by net loan charge offs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible. Recoveries are generally recorded only when cash payments are received.

The allowance for loan losses is maintained to cover losses inherent in the loan portfolio. The responsibility for the review of our assets and the determination of the adequacy of the general valuation allowance lies with management and our Directors’ Loan Committee. They assign the loss reserve ratio for each type of asset and review the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

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

In order to determine the appropriate allowance for loan losses, our management and Directors’ Loan Committee meet quarterly to review the portfolio. To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the estimate of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

The following table sets forth information regarding the Bank’s allowance for loan losses at the dates and for the periods indicated:

At or For the Years Ended December 31,	2003	2002	2001	2000	1999
	(dollars in thousands)
Balance at beginning of year	$3,945	$2,788	$1,988	$1,119	$911
Chargeoffs:
Real estate loans:
One- to four- family	—	—	—	—	—
Commercial	129	518	301	66	67
Commercial	458	—	—	—	—
Aircraft	48	—	374	—	—
Consumer	45	13	12	72	5

Total chargeoffs	680	531	687	138	72
Recoveries:
Real estate loans:
One- to four- family	—	—	6	—	—
Commercial	25	5	—	53	21
Commercial	300	—	—	—	—
Aircraft	—	11	54	—	—
Consumer	10	—	4	19	1

Total recoveries	335	16	64	72	22

Net chargeoffs	345	515	623	66	50
Reserve for losses on commitments to extend credit	(29)	111	(47)	(30)	(127)
Provision for loan losses	1,639	1,561	1,470	965	385

Balance at end of year	$5,210	$3,945	$2,788	$1,988	$1,119

Net charge offs to average loans	0.09%	0.16%	0.23%	0.03%	0.04%

Reserve for losses on commitments to extend credit	$203	$174	$285	$238	$208

NOTE: During the five years ended December 31, 2003, there have been no charge offs on commitments to extend credit

As of December 31, 2003 the balance in the allowance for loans losses was $5.2 million compared to $3.9 million as of December 31, 2002. In addition, the reserve for losses on commitments to extend credit was $203,000 as of December 31, 2003 compared to $174,000 as of December 31, 2002. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $101.5 million as of December 31, 2003 compared to $85.4 million as of December 31, 2002. Risks and uncertainties exist in all and letters of credit lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and the Directors’ Loan Committee has established reserve levels for each category based upon loan type as well as economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

As of December 31, 2003 the allowance was 1.30% of total gross loans compared to 1.14% as of December 31, 2002. As a percent of loans held for investment, the allowance was 1.58% as of December 31, 2003 compared to 1.36% as of December 31, 2002. The level of classified loans has increased from $1.4 million as of December 31, 2002 to $2.9 million as of December 31, 2003. In addition, there has been an increase in loans secured by commercial real estate from $207.8 million as of December 31, 2002 to $270.4 million as of December 31, 2003. Relative to the overall loan portfolio, commercial real estate loans have increased from 60.19% of total gross loans as of December 31, 2002 to 67.26% as of December 31, 2003. In addition, based on our analysis of the loan portfolio, we have increased the relative allocation of the allowance for loan losses for loans secured by commercial real estate, other commercial loans and aircraft loans. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced, or expected trends within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 367.16% as of December 31, 2003 compared to 175.02% as of December 31, 2002. Management believes the allowance at December 31, 2003 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net charge offs for the year ended December 31, 2003 totaled $345,000, or 0.09% of average loans outstanding, compared to $515,000, or 0.16% for the year ended December 31, 2002. Our management and Directors’ Loan Committee have also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. Our management and Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other real estate owned and repossessed assets. There were no OREOs as of December 31, 2003 and 2002. As of December 31, 2003, the repossessed assets in the amount of $458,000 were a small aircraft and a repossessed auto.

The following table sets forth the Company’s percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

	At or For the Years Ended December 31,
	2003			2002			2001
	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial loans	$824	15.82%	5.12%	$178	4.51%	4.75%	$103	3.69%	4.97%
Aircraft loans	544	10.44%	7.55%	235	5.96%	8.53%	46	1.65%	7.76%
Real estate:
Construction loans	536	10.28%	16.66%	936	23.72%	19.53%	561	20.12%	19.53%
Secured by:
One- to four-family residential properties	73	1.40%	2.41%	178	4.51%	4.88%	95	3.41%	3.68%
Commercial properties	3,089	59.29%	67.26%	2,189	55.49%	60.19%	1,787	64.10%	61.38%
Consumer:
Home equity lines of credit	14	0.27%	0.48%	63	1.60%	0.98%	67	2.40%	0.85%
Other	130	2.50%	0.52%	166	4.21%	1.14%	129	4.63%	1.83%

Total allowance	$5,210	100.00%	100.00%	$3,945	100.00%	100.00%	$2,788	100.00%	100.00%

	At or For the Years Ended December 31,
	2000			1999
	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans
				(dollars in thousands)
Commercial loans	$298	14.99%	4.46%	$67	5.99%	4.16%
Aircraft loans	92	4.63%	10.01%	35	3.13%	11.75%
Real estate:
Construction loans	482	24.25%	20.90%	284	25.38%	18.99%
Secured by:
One- to four-family residential properties	88	4.43%	10.27%	143	12.78%	14.83%
Commercial properties	808	40.63%	48.56%	336	30.02%	42.04%
Consumer:
Home equity lines of credit	83	4.18%	1.18%	159	14.21%	1.82%
Other	137	6.89%	4.62%	95	8.49%	6.41%

Total allowance	$1,988	100.00%	100.00%	$1,119	100.00%	100.00%

Based on the recent history of charge offs in the Company’s aircraft and non-real estate secured commercial loan portfolios, the Company has allocated a higher percentage of its reserve for loan losses to those portfolios, increasing the percentage allocated from 5.96% as of December 31, 2002 to 10.44% as of December 31, 2003 for aircraft loans, and from 4.51% as of December 31, 2002 to 15.82% as of December 31, 2003 for commercial loans. Commercial real estate has also experienced an increase in net charge offs in recent years. In addition, the average size of our commercial real estate loans has increased, and therefore we have increased that reserve allocation from 55.49% of the total reserves as of December 31, 2002 to 59.29% of the reserves as of December 31, 2003. Based on the net charge off history of the construction loan portfolio, we have reduced the allocation of reserves for construction loans from 23.72% as of December 31, 2002 to 10.28% as of December 31, 2003. Other changes are the result of relative changes in the size of the loan portfolios. As a result of historical decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

Other Assets

Premises and equipment, repossessed assets, accrued interest and other assets, income tax receivable and deferred tax asset, servicing asset, net and interest only strips, are the six major components of other assets. Premises and equipment decreased to $3.7 million as of December 31, 2003 compared to $4.2 million as of December 31, 2002.

Repossessed assets totaled $458,000 as of December 31, 2003 due to the repossession of an aircraft and an automobile, compared to none as of December 31, 2002.

Accrued interest and other assets increased from $7.7 million as of December 31, 2002 compared to $5.3 million as of December 31, 2002. The major component of accrued interest and other assets is interest accrued and not yet received on loans.

Income tax receivable and deferred tax assets totaled $3.6 million as of December 31, 2003 compared to $2.0 million as of December 31, 2002. The increase in the deferred tax asset is primarily related to additional allowances for loan losses and certain accrued expenses.

Servicing asset, net, increased to $3.2 million as of December 31, 2003 compared to $2.6 million as of December 31, 2002. The increase reflects the additions due to loan sales during the year ended December 31, 2003, net of the amortization of the servicing asset, combined with a $15,000 recovery of an impairment write down of $249,000 in 2001. The valuation of the servicing asset reflects estimates as to the expected life of the underlying loans which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them, which may result in higher prepayment rates. Management periodically evaluates the servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceed their fair value. The weighted average prepayment speed was 7.37% as of December 31, 2003 compared to 7.22% as of December 31, 2002. See the footnotes to the financial statements, found elsewhere in this Report, for further information on servicing assets.

Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. Interest-only strips increased to $865,000 as of December 31, 2003, compared to $480,000 as of December 31, 2002. The increase is due to the increase in loans serviced for others as a result of the loan sales in 2003, combined with the effect of the change in market value caused by the relatively stable average prepayment speeds. The weighted average prepayment speed was 7.37% as of December 31, 2003 compared to 7.22% as of December 31, 2002.

Deposits and Borrowings

Total deposits increased to $393.1 million as of December 31, 2003 compared to $364.0 million as of December 31, 2002. Interest bearing deposits increased to $324.5 million as of December 31, 2003 compared to $312.5 million as of December 31, 2002. Non-interest bearing deposits increased to $68.7 million as of December 31, 2003 compared to $51.4 million as of December 31, 2002. Total wholesale deposits were $59.5 million as of December 31, 2003 compared to $63.7 million as of December 31, 2002. Total retail banking deposits increased 11% to $333.6 million as of December 31, 2003 compared to $300.3 million as of December 31, 2002. The increase in retail deposits is consistent with our strategy to grow our core deposit base and has occurred because of our expansion including the addition of two retail banking offices in 2001. We plan to open an additional branch in 2004 in the City of Murrieta, California.

During the first quarter of 2000, we issued $10 million in Trust Preferred Securities, which are debt-like securities that are designated as additional capital for regulatory purposes. In September 2003, we issued an additional $5 million in Trust Preferred Securities. These securities are classified as long term debt on the balance sheet. The average balance outstanding was $11.3 million for the year ended December 31, 2003, compared to $10.0 million for the year ended December 31, 2002. Proceeds from the issuance of Trust Preferred Securities were used to provide additional capital to the Bank, and, in the case of the $10 million issued in 2000, pay off debt. In December 2002, we entered into an interest rate swap that exchanged our fixed rate coupon of 11% on the $10 million Trust Preferred Security issued in 2000 for a floating rate that resets semiannually at 5.455% over the six month LIBOR.

Short term borrowings totaled $25.0 million as of December 31, 2003 compared to $15.5 million as of December 31, 2002. We established a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to purchase government securities and increase our liquidity. A line of credit from one other correspondent bank was utilized to increase capital at the Bank. In June 2001, we borrowed $1.0 million from an unaffiliated lender to contribute to the equity capital of the Bank, which was paid off with the proceeds from a stock offering in August 2003. The outstanding principal balance of this line as of December 31, 2003 was $0 compared to $2.0 million as of December 31, 2002. See the “Capital” discussion for further details on this loan.

Capital

Our shareholder’s equity increased to $37.1 million as of December 31, 2003 compared to $20.6 million as of December 31, 2002. The $16.5 million increase in shareholders’ equity from December 31, 2002 to December 31, 2003 is a result of net income of $5.9 million for the year ended December 31, 2003 plus net proceeds from a $10.1 million private placement of common stock, combined with proceeds from the exercise of stock options.

On August 7, 2003 the Company completed a private placement of 725,000 shares of common stock at a price of $15.00 per share to certain “accredited investors” including certain directors and officers of the Company and the Bank and their related interests. The directors, officers and their related interests purchased less than 5% of the total offering.

Gross proceeds from the offering were $10,875,000, and offering expenses totaled $807,000, including placement agent fees. Of the $10,068,000 net proceeds of the offering, the Company used $1.8 million to repay debt, and $7.5 million of the proceeds were invested as equity capital in the Bank. The remaining net proceeds were retained by the Company as working capital.

The sale of the common stock is exempt from the registration provisions of the Securities Act of 1933 by virtues of Section 4(2) of such Act and Regulation D promulgated pursuant thereto inasmuch as the sale was limited to 25 investors of which all were “accredited investors” within the meaning of Regulation D. The Company has filed an S-3 registration statement with the SEC for purposes of registering the shares from the private placement.

On September 17, 2003, the Company’s wholly owned subsidiary, Community (CA) Statutory Capital Trust II (“Trust II”), a Connecticut business trust, issued $5 million of Floating Rate Capital Trust Pass-through Securities, with a liquidation value of $1,000 per share. The securities, which mature in 2033, are callable at par after five years and pay cash distributions at a per annum rate and reset quarterly at the three month LIBOR plus 2.95%. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $4.9 million from the Trust upon issuance of the junior subordinated debentures, of which $4.75 million was contributed to the Bank to increase its capital. The $5 million is included in Long term debt on the books of the Company, while the net $4.9 million is in cash and cash equivalents.

On February 26, 2004, our Board of Directors declared a $0.05 per share quarterly cash dividend with the payment being made on or about March 31, 2004.

We have the right to defer the payment of interest on both of the outstanding series of trust preferred securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock.

At December 31, 2003 and 2002, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank. As of December 31, 2003, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 13.39% compared to 10.40% as of December 31, 2002. The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 12.14% as of December 31, 2003 compared to 9.20% as of December 31, 2002. The Bank’s regulatory Tier 1 Capital to average assets ratio was 10.90% as of December 31, 2003 compared to 7.95% as of December 31, 2002.

As of December 31, 2003, our regulatory total capital to risk-weighted assets ratio was 13.77% compared to 9.99% as of December 31, 2002. Our regulatory Tier 1 Capital to risk-weighted assets ratio was 11.88% as of December 31, 2003 and 7.88% as of December 31, 2002. Our regulatory Tier 1 Capital to average assets ratio was 10.67% as of December 31, 2003 compared to 6.80% as of December 31, 2002.

Financial Borrowings and Commitments

As of December 31, 2003 the financial borrowings and commitments having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Commitments to fund construction and other loans	Long term debt	Total Commitments
	(dollars in thousands)
2004	$1,004	$101	$—	$1,105
2005	1,131	—	—	1,131
2006	1,160	—	—	1,160
2007	1,018	—	—	1,018
2008	927	—	—	927
Thereafter	4,435	—	15,000	19,435

Total	$9,675	$101	$15,000	$24,776

The Company has a credit line with the FHLB with a limit of $40.4 million as of December 31, 2003, with a balance outstanding of $25.0 million. In addition, we have a credit line with a correspondent bank of $10.0 million. There were no advances against this line as of December 31, 2003. The $25.0 million in advances from the FHLB have a remaining term of less than one year.

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

We experienced net cash outflows from operating activities of $12.5 million during the year ended December 31, 2003 compared to net cash inflows of $5.4 million during the year ended December 31, 2002. Net cash outflows from operating activities during the year ended December 31, 2003 were primarily from originations of loans held for sale in excess of proceeds from the sale of loans held for sale. Net cash inflows from operating activities during the year ended December 31, 2002 were primarily from the proceeds from the sale of loans held for sale in excess of the origination of loans held for sale, combined with our net income.

Net cash outflows from investing activities totaled $35.6 million and $45.8 million for the years ended December 31, 2003 and 2002, respectively. Net cash outflows from investing activities for each of the years can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment.

We experienced net cash inflows from financing activities of $54.3 million and $41.4 million during the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, we completed a stock sale with net proceeds of $10.1 million and a Trust Preferred securities offering with net proceeds of $4.9 million. In addition, during the same period, non-interest bearing deposits increased $17.2 million, and net advances from the Federal Home Loan Bank totaled $9.5 million. During the year ended December 31, 2002 net cash inflows were primarily from increases in non-interest bearing deposits and advances from the Federal Home Loan Bank.

As a means of augmenting our liquidity, we have established federal funds lines with a correspondent bank. At December 31, 2003 our available borrowing capacity includes approximately $10.0 million in federal funds line facilities and $15.4 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At December 31, 2003, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc., is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the year ended December 31, 2003, the Bank paid dividends of $300,000 to Community Bancorp Inc. During the year ended December 31, 2002, the Bank paid dividends of $900,000 to Community Bancorp Inc. As of December 31, 2003, approximately $10.6 million of undivided profits of the Bank were available for dividends to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Loans,” for a discussion of our lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon our net interest income (“NII”). Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2003, 85.37% of our loan portfolio was tied to adjustable rate indices. A majority of the loans are tied to prime and reprice immediately. The exception is SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of December 31, 2003, 54.51% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2003, 66.67% of our long term debt were fixed rate with an average remaining term of 26 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate trust preferred to a variable rate liability with a six month adjustment period. The Gap table on page 52 reflects the affects of this interest rate swap.

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

We utilize two methods for measuring interest rate risk, gap analysis and interest income simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one year maturity horizon. Interest income simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of our financial instruments and incorporate market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments.

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

A traditional, although analytically limited, measure of a financial institution’s IRR is the “static gap.” Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance sheet positions) which are expected to mature or reprice within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates.

At December 31, 2003, 54.51% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging twelve months. The remaining, weighted average term to maturity for our CD accounts approximated six months at December 31, 2003. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $110.2 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of December 31, 2003, with rates being paid between 0.20% and 1.00%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers no longer will maintain the deposit with the bank.

We have been originating loans with interest rate floors on adjustable rate loans for the past several years. As of December 31, 2003, $203.3 million, or 50.58%, of the total gross loans outstanding had floors. Of this total, $189.7 million, or 93%, were at their floor and had a weighted average rate of 6.43%. The contractual weighted average margin over prime of this portfolio was 1.14% as of December 31, 2003, and therefore, based on the current prime rate of 4.00%, the prime rate would have to increase 1.29% before this portfolio would begin to see an increase in yield. The effects of these floors can be seen in the simulation analysis below by looking at the $131,000 decrease in projected net interest income between the current rates and a 100 basis point increase in rates, compared to the $1.1 million increase in projected net interest income with a 200 basis point increase in rates. Net interest income declines in the first 100 basis point rise scenario as the cost of liabilities rise but this group of loans remain at their interest rate floor.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of December 31, 2003. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of December 31, 2003

	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$145,443	$87,182	$38,853	$70,946	$740	$343,164
Fixed rate loans, gross (1)(2)	7,527	5,327	6,888	11,679	27,386	58,807
Investments:
Investment securities held-to-maturity	499	500	—	3,334	4,852	9,185
Investment securities available-for-sale	—	—	—	15,921	—	15,921
Federal funds sold	17,925	—	—	—	—	17,925
Other investments	865	—	—	—	1,999	2,864

Total interest sensitive assets	172,259	93,009	45,741	101,880	34,977	447,866

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	68,660	68,660
Interest bearing (1)	164,559	66,341	85,195	8,371	—	324,466
Other Borrowings (3)	39,697	—	—	—	—	39,697

Total interest sensitive liabilities	$204,256	$66,341	$85,195	$8,371	$68,660	$432,823

GAP Analysis
Interest rate sensitivity gap	$(31,997)	$26,668	$(39,454)	$93,509	$(33,683)	$15,043
GAP as % of total interest sensitive assets	-7.14%	5.95%	-8.81%	20.88%	-7.52%	3.36%
Cumulative interest rate sensitivity gap	$(31,997)	$(5,329)	$(44,783)	$48,726	$15,043	$15,043
Cumulative gap as % of total interest sensitive assets	-7.14%	-1.19%	-10.00%	10.88%	3.36%	3.36%

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

Static Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on net interest income. Static Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relationship between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as non-interest-bearing demand deposits, in the static Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our behavior more asset sensitive than is indicated in the static Gap analysis. Management expects to experience higher net interest income when rates increase more than 100 basis points, the opposite of what is indicated by the static Gap analysis.

The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2004 under the interest rate shock scenarios stated. The table was prepared as of December 31, 2003, at which time prime was 4.00%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
(dollars in thousands)
+300bp	$27,639	$2,626	10.50%
+200bp	$26,138	$1,125	4.50%
+100bp	$24,882	$(131)	-0.52%
0bp	$25,013
– 25bp	$25,115	$102	0.41%
– 50bp	$25,217	$204	0.82%
–100bp	$25,419	$406	1.62%

Assumptions are inherently uncertain, and, consequently, the model cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEET

	December 31,
	2003	2002
	(dollars in thousands, except per share amounts)
ASSETS:
Cash and cash equivalents	$17,940	$11,814
Restricted cash	—	1,152
Interest bearing deposits in financial institutions	—	99
Federal funds sold	17,925	9,690
Investments:
Trading securities, at fair value	—	16,076
Held-to-maturity and other investments, at amortized cost; pledged $4,809 (2003) and $7,970 (2002) estimated fair value of $9,306 (2003) and $21,631 (2002)	9,186	21,306
Available-for-sale, at estimated fair value; pledged $2,849 (2003)	15,921	—
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	1,999	1,548
Loans held for investment	330,302	290,537
Less allowance for loan losses	(5,210)	(3,945)

Net loans held for investment	325,092	286,592
Loans held for sale	69,120	52,879
Premises and equipment, net	3,653	4,179
Other real estate owned and repossessed assets	458	—
Accrued interest	1,587	1,470
Other assets	6,136	3,782
Income tax receivable	—	309
Deferred tax asset, net	3,569	1,705
Servicing assets, net	3,247	2,617
Interest-only strips, at fair value	865	480

Total assets	$476,698	$415,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing	$324,466	$312,514
Non-interest bearing	68,660	51,438

Total deposits	393,126	363,952
Short term borrowing	25,000	15,500
Long term debt	14,697	10,004
Accrued expenses and other liabilities	6,794	5,669

Total liabilities	439,617	395,125

Commitments and Contingencies (Note 14)
Stockholders’ equity
Common stock, $ .625 par value; authorized 10,000,000 shares, issued and outstanding; 4,364,942 at December 31, 2003 and 3,542,307 at December 31, 2002	2,728	2,214
Additional paid-in capital	20,907	10,734
Accumulated other Comprehensive Loss, Net of Taxes of $53 (2003)	(75)	—
Retained earnings	13,521	7,625

Total stockholders’ equity	37,081	20,573

Total liabilities and stockholders’ equity	$476,698	$415,698

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31,	2003	2002	2001
	(dollars in thousands, except per share amounts)
Interest Income:
Interest on loans	$25,580	$23,322	$23,813
Interest on fed funds sold	143	267	900
Interest on trading securities	181	50	—
Interest on other investments	882	1,176	492

Total interest income	26,786	24,815	25,205
Interest Expense:
Interest expense - deposits	5,100	7,214	11,228
Interest expense - short term borrowing	313	384	141
Interest expense - long term debt	757	1,097	1,112

Total interest expense	6,170	8,695	12,481

Net interest income before provision for loan losses	20,616	16,120	12,724
Provision for loan losses	1,639	1,561	1,470

Net interest income after provision for loan losses	18,977	14,559	11,254
Other operating income:
Net gain on sale of loans	5,161	4,410	1,091
Loan servicing fees, net	666	687	129
Customer service charges	735	614	533
Gain/ (loss) on repossessed assets	61	(42)	—
Other fee income	1,068	832	1,206

Total other operating income	7,691	6,501	2,959
Other operating expenses:
Salaries and employee benefits	9,608	8,794	6,657
Occupancy	1,319	1,337	799
Professional services	1,074	1,077	762
Depreciation and amortization	799	989	637
Data processing	756	625	546
Office expenses	663	540	413
Other expenses	2,958	2,559	2,514

Total other operating expenses	17,177	15,921	12,328

Income before taxes	9,491	5,139	1,885
Income taxes	3,595	2,133	783

Net income	5,896	3,006	1,102
Other comprehensive income - unrealized loss on available for sale securities, net of income taxes of $53	(75)	—	—
Comprehensive income	$5,821	$3,006	$1,102

Basic earnings per share	$1.51	$0.86	$0.36

Diluted earnings per share	$1.42	$0.84	$0.35

Average shares outstanding for basic earnings per share	3,900,350	3,491,028	3,041,191
Average shares outstanding for diluted earnings per share	4,144,666	3,599,086	3,122,974

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Com- prehensive Income	Unearned ESOP Contribution	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2001	2,670,406	$1,669	$5,551	$—	$(797)	$5,813	$12,236
Options exercised	10,144	6	29	—	—	—	35
Dividends paid (fractional shares only)	—	—	—	—	—	(1)	(1)
Stock dividend (5% of outstanding)	157,436	98	878	—	—	(976)	—
Unearned contributions to ESOP	—	—	—	—	(50)	—	(50)
Allocation of contributions to ESOP	—	—	(26)	—	179	—	153
Issuance of common stock, net of expenses of $111,000	473,504	296	2,730	—	—	—	3,026
Net income	—	—	—	—	—	1,102	1,102

Balance at December 31, 2001	3,311,490	2,069	9,162	—	(668)	5,938	16,501

Options exercised	63,941	40	215	—	—	—	255
Dividends paid (fractional shares only	—	—	—	—	—	(2)	(2)
Stock dividend (5% of outstanding)	166,876	105	1,212	—	—	(1,317)	—
Sold unallocated ESOP shares	—	—	145	—	668	—	813
Net income	—	—	—	—	—	3,006	3,006

Balance at December 31, 2002	3,542,307	2,214	10,734	—	—	7,625	20,573

Options exercised	97,635	61	558	—	—	—	619
Unrealized loss on available for sale securities, net of income taxes of $53	—	—	—	(75)	—	—	(75)
Issuance of common stock, net of expenses of $807,000	725,000	453	9,615	—	—	—	10,068
Net income	—	—	—	—	—	5,896	5,896

Balance at December 31, 2003	4,364,942	$2,728	$20,907	$(75)	$—	$13,521	$37,081

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2003	2002	2001
	(dollars in thousands)
Cash flows from operating activities:
Net income	$5,896	$3,006	$1,102
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	799	989	637
Provision for loan losses	1,639	1,561	1,470
Net amortization (accretion) of premiums (discounts) on investment securities	200	113	(10)
ESOP compensation	—	—	153
Amortization of Affordable Housing Investment	79	12	—
Loan origination fees and gains on loan sales deferred net of loan origination costs deferred	667	1,829	140
(Gain) loss on sale of loans	(4,811)	(5,106)	(1,366)
Deferred income tax benefit	(1,811)	(465)	(568)
Change in unrealized (gain) loss on interest-only strips	150	(68)	155
Capitalization of interest-only strips	(535)	(58)	—
Capitalization of servicing asset	(981)	(1,371)	(248)
Amortization of servicing asset	366	260	229
Change in valuation allowance for servicing asset	(15)	(199)	249
(Gain) loss on trading securities	73	(26)	—
Unrealized (gain) loss on interest rate swap agreement	307	(4)	—
Unrealized (gain) loss on hedging of long term debt	(307)	4	—
Origination of loans held for sale	(93,259)	(110,249)	(70,588)
Proceeds from sale of loans held for sale	79,130	115,074	68,263
Decrease (increase) in restricted cash	1,152	(1,152)	—
Decrease (increase) in income tax receivable	309	(309)	—
Increase (decrease) in taxes payable	146	(403)	403
Decrease (increase) in accrued interest and other assets	(2,387)	329	(1,215)
Increase (decrease) in accrued expenses and other liabilities	647	1,608	(722)

Net cash provided by (used in) operating activities	(12,546)	5,375	(1,916)

Cash flows from investing activities:
Origination of loans held for investment	(227,528)	(198,893)	(196,519)
Proceeds from principal paid on loans held for investment	188,182	161,733	136,498
Net change in interest bearing deposits in financial institutions	99	497	194
Purchase of trading securities	(37,168)	(27,050)	—
Sale of trading securities	53,171	11,000	—
Purchases of held-to-maturity investments	(2,302)	(16,773)	(6,107)
Maturities of held-to-maturity investments	14,170	5,969	2,310
Purchases of available-for-sale investments	(17,291)	—	—
Maturities or paydown of available-for-sale investments	1,216	—	—
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(937)	(1,386)	(950)
Sales of Federal Home Loan Bank stock	486	903	310
Proceeds from sale of OREO and repossessed assets	810	2,055	—
Purchases of premises and equipment	(272)	(2,243)	(1,248)
Net (increase) decrease in fed funds sold	(8,235)	18,400	(17,093)

Net cash used in investing activities	(35,599)	(45,788)	(82,605)

See accompanying notes to financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2003	2002	2001
	(dollars in thousands)
Cash flows from financing activities:
Net increase in deposits:
Interest bearing	$11,952	$17,438	$75,705
Non-interest bearing	17,222	13,180	4,932
Proceeds from exercise of stock options	619	255	35
Cash dividends paid	—	(2)	(1)
Issuance of long term debt	4,910	—	—
Proceeds from short term borrowings	16,862	10,500	5,000
Repayment of short term borrowings	(7,362)	(813)	(153)
Proceeds from sale of unallocated ESOP shares	—	813	—
Proceeds from stock offering, net of expenses	10,068	—	3,026

Net cash provided by financing activities	54,271	41,371	88,544

Net increase in cash and cash equivalents	6,126	958	4,023
Cash and cash equivalents at beginning of year	11,814	10,856	6,833

Cash and cash equivalents at end of year	$17,940	$11,814	$10,856

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on time deposits	$5,675	$7,579	$11,191
Interest on other borrowings	1,049	1,459	1,236

Total interest paid	$6,724	$9,038	$12,427

Income Taxes	$4,775	$3,300	$1,140

Supplemental disclosure of non-cash investing activities:
Loans transferred to repossessed assets	$724	$197	$1,900

Loans held for investment transferred to held for sale	$6,318	$22,853	$35,674

Supplemental disclosure of non-cash financing activities:
Unearned contribution to ESOP	$—	$—	$50

Change in unrealized losses on available-for sale securities net of income tax benefit of $53 recorded in Other Comprehensive Income	$(75)	$—	$—

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003

1. Summary of Significant Accounting Policies:

Basis of presentation

The consolidated financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiaries, Community National Bank, (the “Bank”) and Community (CA) Capital Trust I (the “Trust I”) and Community (CA) Capital Statutory Trust II (“Trust II”), (collectively the “Company”). Intercompany accounts and transactions have been eliminated in consolidation.

Community Bancorp Inc. is a bank holding company, incorporated in the state of Delaware, that was organized for the purpose of acquiring all of the Bank’s capital stock through a holding company reorganization (the “Reorganization”), which was consummated on June 25, 1999. The Reorganization was based on a one for one exchange of shares of Bank stock for shares of common stock of Community Bancorp Inc. Such business combination was accounted for at historical cost similar to a pooling of interests.

On August 7, 2003 the Company completed a private placement of 725,000 shares of common stock at a price of $15.00 per share to certain “accredited investors” including certain directors and officers of the Company and the Bank and their related interests. The directors, officers and their related interests purchased less than 5% of the total offering.

Gross proceeds from the offering were $10,875,000, and offering expenses totaled $807,000, including placement agent fees. Of the $10,068,000 net proceeds of the offering, the Company used $1.8 million to repay debt, and $7.5 million of the proceeds were invested as equity capital in the Bank. The remaining net proceeds were retained by the Company as working capital.

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

Investments

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they may be classified as held-to-maturity. Investment securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security using the interest method. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of deferred taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined using the amortized cost of the specific securities sold. Securities to be purchased or sold on a regular basis are classified as trading securities and carried at fair value. Realized gains or losses are recorded through the statement of income as other fee income. Securities purchased in non-marketable securities are recorded at cost and assessed for impairment on a periodic basis.

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on a level-yield method over the life of the related tax credits. The partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year periods are $2.8 million as of December 31, 2003. The Company’s usage of tax credits approximated $261,000 and $5,000 during the years ended December 31, 2003 and 2002, respectively. Investment amortization amounted to $79,000 and $12,000 for the years ended December 31, 2003 and 2002, respectively. The Company has included its investment in these limited partnerships in its held to maturity securities portfolio.

The Company has an obligation to purchase $1.4 million of additional interests in such investments, which is expected to be made in 2004. The balance of the investments as of December 31, 2003 was $1.5 million, net.

Loans and Loan Fees

Loans held for investment are stated at the principal amount outstanding. Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis, where market is determined based on market prices and dealer quotes.

Interest income on loans is recorded on an accrual basis in accordance with the terms of the respective loan. The accrual of interest on loans is discontinued when, in management’s judgment, a reasonable doubt exists as to the collectibility of interest and principal or when the principal and interest due on a loan becomes delinquent for 90 days. When loans are placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Non-accrual loans that become current as to both principal and interest are returned to accrual status.

Non-refundable fees and related direct costs associated with the origination of loans are deferred and netted against outstanding loan balances. Net deferred fees and costs are recognized into interest income over the contractual life of the loan using the interest method. The amortization of loan fees is discontinued on non-accrual loans.

Other fees on loans are recorded as income when earned.

Loan Sales and Servicing

The Company originates loans to customers under a SBA program that generally provides for SBA guarantees of 50% to 85% of each loan. During 2000 and the first half of 2001, the Company retained both the guaranteed and unguaranteed portions of SBA 7a loans originated. During the latter half of 2001, the Company reached certain targets with regards to asset and liability mix and therefore began selling both guaranteed and unguaranteed portions of the SBA 7a loans originated. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loan using the interest method.

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

The Company periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at December 31, 2003, we utilized a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%. In estimating fair values at December 31, 2002, we utilized a weighted average prepayment assumption of approximately 7.22% and a discount rate of 12.00%.

Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the years ended December 31, 2003 and 2002. At December 31, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%. At December 31, 2002, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7.22% and a discount rate of 12.00%.

The principal balances of SBA loans serviced for others were $136,996,000, $117,220,000 and $69,602,000 at December 31, 2003, 2002 and 2001, respectively.

Repossessed Assets

Repossessed assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. At December 31, 2003, the repossessed assets are an aircraft and an automobile. Valuation of the repossessed assets was based on a recent appraisal of the underlying collateral. There are no specific reserves on these assets as of December 31, 2003. There were no repossessed assets acquired through foreclosure or deed-in-lieu of foreclosure or repossessed assets as of December 31, 2002.

Allowance for Loan Losses

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

In determining the appropriate level of the allowance for loan losses, management and the Directors’ Loan Committee initially identify all classified, restructured or non-performing loans and assesses each loan for impairment, as well as any government guarantees on these loans, which in general do not require an allowance for loan loss. Loans are considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. The Company measures an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.

After the specific allowances for loans are allocated, the remaining loans are pooled based on collateral type. A range of potential losses is determined using an eight quarter historical analysis by pool based on the relative carrying value at the time of charge off. In addition, the management and the Directors’ Loan Committee establish reserve levels for each pool based upon loan type as well as market conditions for the underlying collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of loans outstanding. All non-specific reserves are allocated to each of these pools.

The reserves for losses on commitments to extend credit are determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. Management and the Directors’ Loan Committee also establish reserves for each pool based upon loan type as well as market conditions for the underlying real estate or other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

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

Derivatives and Hedging Activity

The Company may use derivative financial instruments to manage its exposure arising from changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138 and 149. Under these standards, the Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in those fair values are accounted for depending on the use of the derivative and whether or not it qualifies for hedge accounting. The Company’s interest rate swap agreement was classified as a fair value hedge of the trust preferred securities; consequently, the changes in the fair value of the interest rate swap recognized in earnings are offset by recognizing changes in the fair value of the hedged trust preferred securities. As the hedging relationship met certain conditions provided for in SFAS No. 133, the Company assumes no ineffectiveness in the hedging relationship. The adoption of SFAS No. 133 did not have a significant impact on the Company’s consolidated financial statements.

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

Cash and Cash Equivalents

For purposes of the balance sheet and statements of cash flows, cash and cash equivalents include cash and non-interest bearing due from banks.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets and interest-only strips and the valuation of repossessed assets. Actual results could differ from those estimates.

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

	2003	2002	2001
Net income, as reported	$5,896,000	$3,006,000	$1,102,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(172,000)	(236,000)	(225,000)

Proforma net income	$5,724,000	$2,770,000	$877,000

Basic income per share, as reported	$1.51	$0.86	$0.36
Proforma basic income per share	$1.47	$0.79	$0.29

Diluted income per share, as reported	$1.42	$0.84	$0.35
Proforma diluted income per share	$1.38	$0.77	$0.28

Recent Accounting Developments:

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 by the Company on January 1, 2003 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46R requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46R also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements must be adopted no later than the beginning of the first fiscal year or interim period beginning after March 15, 2004. The Company adopted the provision of FIN No. 46R as of December 31, 2003. The adoption of FIN No. 46R did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

2. Investments:

The Company held $569,000 in Federal Reserve Bank stock as of December 31, 2003 and 2002. The Company held $1.4 million in Federal Home Loan Bank stock as of December 31, 2003, compared to $979,000 as of December 31, 2002.

In 2002, the Company purchased investments in a mutual fund whose primary investment is in adjustable agency mortgage backed securities. At December 31, 2002, the Company had $16.1 million in such investment. This investment was being held as a trading security. The Company sold its investments in trading securities, and therefore there were none outstanding as of December 31, 2003.

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities and other investments held-to-maturity as of December 31, 2003 and 2002 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
2003
US Government agency and other securities	$1,501	$22	$—	$1,523
Agency mortgage backed securities	5,213	113	(21)	5,305
SBA loan pools	973	14	(8)	979
Affordable Housing Investments	1,499	—	—	1,499

Total	$9,186	$149	$(29)	$9,306

2002
US Government agency and other securities	$4,502	$154	$—	$4,656
Agency mortgage backed securities	14,921	168	—	15,089
SBA loan pools	1,348	3	—	1,351
Affordable Housing Investments	535	—	—	535

Total	$21,306	$325	$—	$21,631

The scheduled maturities of investment securities held-to-maturity as of December 31, 2003 were as follows:

	Amortized Cost	Estimated Fair Value	Weighted Average Interest Rate
	(dollars in thousands)
US Government agency and other securities
Due in one year or less	$999	$1,016	6.24%
Due greater than one year through five years	502	507	4.24%

Subtotal U.S. Government agencies and other securities	1,501	1,523	5.57%
Agency mortgage backed securities
Due greater than one year through five years	423	431	4.78%
Due greater than five years through ten years	795	829	5.08%
Due greater than ten years	3,995	4,045	4.83%

Subtotal mortgage backed securities	5,213	5,305	4.86%
SBA loan pools due greater than ten years	973	979	3.17%
Affordable Housing Investments due greater than ten years*	1,499	1,499	13.72%

Total	$9,186	$9,306	6.24%

*Note: weighted average interest rate is based on a tax equivalent yield.

As of December 31, 2003, the Company had pledged $7.7 million of its securities for public deposits and other purposes.

3. Loans Held for Investment and Held for Sale and Related Allowance for Loan Losses:

A summary of loans as of December 31 is as follows:

	2003			2002
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)			(dollars in thousands)
Construction loans	$—	$66,957	$66,957	$—	$67,445	$67,445
Real estate one- to four-family	—	9,671	9,671	3,219	13,634	16,853
Real estate commercial and multi-family	69,148	201,219	270,367	49,619	158,189	207,808
Consumer home equity lines of credit	—	1,933	1,933	—	3,394	3,394
Other consumer	—	2,085	2,085	—	3,928	3,928
Commercial	—	20,590	20,590	—	16,408	16,408
Aircraft	—	30,368	30,368	—	29,462	29,462

Total gross loans	69,148	332,823	401,971	52,838	292,460	345,298

Deferred loan origination costs (fees)	181	(781)	(600)	195	(557)	(362)
Discount on unguaranteed portion of SBA loans retained	(209)	(1,740)	(1,949)	(154)	(1,366)	(1,520)
Allowance for loan losses	—	(5,210)	(5,210)	—	(3,945)	(3,945)

Net loans	$69,120	$325,092	$394,212	$52,879	$286,592	$339,471

The Company’s lending activities are concentrated primarily in the Riverside and San Diego counties of Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company’s market area. As a result, the Company’s loan and collateral portfolios are, to a significant degree, concentrated in those industries. The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

As of December 31, 2003 and 2002, the Company had commitments to extend credit on construction and other loans of $100.0 million and $83.2 million, respectively.

The maturity distribution of the loan portfolio as of December 31, 2003 is as follows:

	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Less than one year	$5,558	$114,383	$119,941
One to five years	—	50,818	50,818
After five years	63,590	167,622	231,212

Total gross loans	$69,148	$332,823	$401,971

The interest rate sensitivity of the loan portfolio as of December 31, 2003 is as follows:

	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Fixed rate loans	$15,221	$43,586	$58,807
Variable rate loans	53,927	289,237	343,164

Total gross loans	$69,148	$332,823	$401,971

As of December 31, 2003 and 2002, the government guaranteed portion of total gross loans was $30.4 million and $32.1 million, respectively.

As of December 31, 2003, the loans to one borrower limit was $8.4 million.

A summary of the activity in the allowance for loan losses on loans held for investment, which includes provisions for impaired loans, is as follows:

	2003	2002	2001
	(dollars in thousands)
Balance, beginning of year	$3,945	$2,788	$1,988
Provision for loan losses	1,639	1,561	1,470
Losses charged off	(680)	(531)	(687)
Recoveries	335	16	64
Less: Provision for losses on commitments to extend credit	(29)	111	(47)

Allowance for losses on loans outstanding	$5,210	$3,945	$2,788

The reserves for losses on commitments to extend credit are determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. Management and the Directors’ Loan Committee also establishes reserves for each pool based upon loan type as well as market conditions for the underlying real estate or other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit. The reserve for losses on commitments to extend credit, included in accrued expenses and other liabilities, was $203,000 and $174,000 at December 31, 2003 and 2002, respectively.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Loans with principal balances of $961,000 ($690,000 guaranteed by the SBA), $2,254,000 ($1,603,000 guaranteed by the SBA), and $3,174,000 ($2,063,000 guaranteed by the SBA) were on non-accrual status as of December 31, 2003, 2002, and 2001, respectively. Additional interest income of $182,000, $174,000, and $165,000 would have been recorded for the years ended December 31, 2003, 2002, and 2001, respectively, if non-accrual loans had been performing in accordance with their original terms. Interest income of $46,000, $11,000, and $300,000 was recorded on loans subsequently transferred to non-accrual status for the years ended December 31, 2003, 2002, and 2001, respectively.

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

The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 2003 and 2002:

	2003		2002
	(dollars in thousands)
	Impaired Loans	Impairment Allowance	Impaired Loans	Impairment Allowance
SBA	$904	$48	$2,216	$544
Commercial	—	—	23	23
Aircraft	54	11	—	—
Consumer	3	3	15	6

Total impaired loans	$961	$62	$2,254	$573

Based on the Company’s evaluation process to determine the level of the allowance for loan losses mentioned previously and as the majority of the Company’s non-performing loans are secured, management believes the allowance level to be adequate as of December 31, 2003 to absorb the estimated known and inherent risks identified through its analysis. For the years ended December 31, 2003, 2002, and 2001 interest income of $91,000, $128,000, and $28,000 was recorded on impaired loans on a cash basis, respectively, and the average balance of impaired loans was $3,932,000, $3,064,000, and $2,798,000, respectively. Loans contractually past due 90 days or more and still accruing as of December 31, 2001 were $29,000. There were no loans contractually past due 90 days or more and still accruing as of December 31, 2003 and 2002.

In the normal course of business, the Company has granted loans to certain directors and their affiliates under terms which are consistent with the Company’s general lending policies.

The activity for loans outstanding with these directors and their affiliates as of December 31, 2003 and 2002 is as follows:

	2003	2002
	(dollars in thousands)
Balance, beginning of year	$4,581	$2,423
Loans granted, including renewals	407	3,120
Repayments	(137)	(962)

Balance, end of year	$4,851	$4,581

The Company had no additional commitments for loans to affiliates as of December 31, 2003 and 2002.

4. Premises and Equipment:

Premises and equipment as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(dollars in thousands)
Land	$357	$357
Building	200	200
Furniture, fixtures and equipment	4,993	4,794
Leasehold improvements	1,955	1,911

	7,505	7,262
Accumulated depreciation and amortization	(3,852)	(3,083)

	$3,653	$4,179

5. Sales and Servicing of SBA Loans:

The Company generates revenues from the origination of loans with guarantees by the SBA and the sale of guaranteed and unguaranteed portions of those loans in the secondary market. The Company retains the servicing on the sale of SBA 7a loans that creates loan servicing income. The Company is servicing for others 308, 292 and 222 loans with an outstanding balance of $137.0 million, $117.2 million and $69.6 million at December 31, 2003, 2002 and 2001, respectively. The Company sold $45,611,000, $63,571,000, and $10,806,000 in SBA 7a loans in 2003, 2002, and 2001, resulting in gains of $4.3 million, $4.1 million and $780,000, respectively.

The activity for the servicing asset for the years ended December 31, 2003, 2002, and 2001 is summarized as follows:

	2003	2002	2001
	(dollars in thousands)
Balance at beginning of year	$2,617	$1,307	$1,537
Servicing assets recognized on SBA loans sold	981	1,371	248
Amortization	(366)	(260)	(229)
Recovery of (provision for) valuation reserve	15	199	(249)

Balance at end of year	$3,247	$2,617	$1,307

The activity for the valuation reserve for the servicing asset for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

	2003	2002	2001
	(dollars in thousands)
Balance at beginning of year	$(50)	$(249)	$—
Provision for valuation reserved	(10)	(61)	(262)
Recovery of valuation reserve	25	260	13

Balance at end of year	$(35)	$(50)	$(249)

The recovery or provision for market valuation changes is included in loan servicing fees in the consolidated statements of income and comprehensive income. The Company and the industry experienced a significant increase in prepayments during the year ended December 31, 2001, compared to the years ended in 2003 and 2002, which resulted in a reserve for the servicing asset totaling $249,000. Due to the decrease in SBA loan prepayments during years ended December 31, 2002 and 2003, the Company recovered $199,000 and $15,000, respectively, of the previously reserved amount.

For purposes of measuring impairment, the servicing rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceeds its fair value. The weighted average prepayment speed was 7.37% as of December 31, 2003 compared to 7.22% as of December 31, 2002. The discount rates utilized for December 31, 2003 and 2002 were 10.00% and 12.00%, respectively.

The following table summarizes the estimated aggregate amortization expense for loan servicing rights as of December 31, 2003:

December 31, 2003
(dollars in thousands)
Years ending December 31:
2004	$493
2005	446
2006	402
2007	361
2008	323
Thereafter	1,222

Total	$3,247

The fair value of the loan servicing rights at December 31, 2003, 2002 and 2001 was $3.2 million, $2.6 million and $1.3 million, respectively.

6. Deposits and Interest Expense:

Deposits by major classification as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(dollars in thousands)
Non-interest bearing demand	$68,660	$51,438
Interest bearing demand	47,190	36,860
Money market savings	49,024	37,403
Savings	13,943	13,746
Time deposits $100,000 or more	138,559	136,856
Time deposits under $100,000	75,750	87,649

Total	$393,126	$363,952

Interest expense on deposits for the years ended December 31, 2003, 2002, and 2001 is comprised of the following:

	2003	2002	2001
	(dollars in thousands)
Interest bearing demand	$105	$128	$247
Money market savings	581	669	1,225
Savings	60	93	217
Time deposits, $100,000 or more	2,717	3,827	5,370
Time deposits under $100,000	1,637	2,497	4,169

Total	$5,100	$7,214	$11,228

The following summarizes the scheduled maturity of time deposits as of December 31, 2003:

(dollars in thousands)
2004	$205,939
2005	8,006
2006	178
2007	72
2008	114

Total	$214,309

(dollars in thousands)
Three months or less	$54,402
Over three months to six months	66,341
Over six months to twelve months	85,196
Over twelve months	8,370

Total	$214,309

7. Other Borrowed Funds:

As of December 31, 2003 and 2002, the Company had $14.7 million and $10.0 million, respectively, of trust preferred securities outstanding classified as long term debt. The following is a brief description of each security:

On March 23, 2000, the Company’s wholly owned subsidiary, Community (CA) Capital Trust I, a Delaware business trust, issued $10.0 million of 11.0% Fixed Rate Capital Trust Pass-through Securities (“TRUPS-Registered Trademark”), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. The Company entered into an interest rate swap agreement on December 16, 2002 in order to hedge the interest payments on long term debt (see note 8). The $10 million is included in long term debt on the books of the Company, while the net $9.7 million is in cash and cash equivalents. Prior to the issuance of FIN No. 46R, the wholly-owned grantor trusts were considered consolidated subsidiaries of the Company; the $10 million of preferred securities as of December 31, 2002 were included in the consolidated balance sheet, under the caption “Trust preferred securities.”

On September 17, 2003, the Company’s wholly owned subsidiary, Community (CA) Statutory Capital Trust II, a Connecticut business trust, issued $5 million of Floating Rate Capital Trust Pass-through Securities, with a liquidation value of $1,000 per share. The securities, which mature in 2033, are callable at par after five years and pay cash distributions at a per annum rate and reset quarterly at the three month LIBOR plus 2.95%. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $4.9 million from the Trust upon issuance of the junior subordinated debentures, of which $4.75 million was contributed to the Bank to increase its capital. The $5 million is included in long term debt on the books of the Company, while the net $4.9 million is in cash and cash equivalents.

With the adoption of FIN No. 46R, the Company deconsolidated the two grantor trusts. As a result, the junior subordinated debentures issued by the Company to the grantor trusts, totaling $14.7 million, are reflected in the consolidated balance sheet in the liabilities section at December 31, 2003, under the caption “long term debt.” Prior years have been reclassified to conform to the current year presentation.

During 2001, the Company obtained a line of credit with a lender which provides up to $2,000,000 through December 28, 2007 bearing interest at the prime rate plus 0.75%, with a floor of 7.50%, as defined in the agreement. The line of credit was obtained to increase capital at the Bank. During 2003, the average balance outstanding on the line was $1.2 million with an average cost of 7.75%. The highest balance outstanding during 2003 was $2.0 million. The line of credit was paid in full in August 2003.

During 2001, the Company obtained an open ended line of credit with the Federal Home Loan Bank of San Francisco (the “FHLB”), which provides up to $40.4 million as of December 31, 2003. Interest rates vary based upon the term of the borrowing at the time of the advance. The line of credit was obtained to maintain liquidity at the Bank. Interest is payable on a monthly basis, and the effective rate at December 31, 2003 was 1.08%. The outstanding balance was $25,000,000 as of December 31, 2003, and the average balance of the advances for the year ended December 31, 2003 was $18,284,000. The weighted average interest rate was 1.20% for the year ended December 31, 2003. The line of credit requires that collateral in the form of loans or securities be pledged as security for the loan. As of December 31, 2003, loans with a principal balance of $76.2 million were pledged to the FHLB as collateral for the line. In addition to the collateral requirement, the Company is required to purchase FHLB stock. The Company had $1.4 million in FHLB stock as of December 31, 2003.

The Company maintains a line of credit with another correspondent bank which provides up to $10,000,000 through June 30, 2004 bearing a variable interest rate as established by the lender on a daily basis. The line of credit was obtained to provide additional liquidity on a short term basis to the Bank. Interest is payable on a daily basis, and the principal is callable at any time by the lender. The weighted average interest rate was 2.02% for the year ended December 31, 2003, with an average balance outstanding of $13,000. Under these agreements, there were no borrowings outstanding at December 31, 2003 and maximum outstanding balance during the year ended December 31, 2003 was $5.0 million. The line of credit is unsecured.

The following table reflects the contractual maturities of borrowings as of December 31, 2003:

(dollars in thousands)
Year ending December 31,
2004	$25,000
2005	—
2006	—
2007	—
2008	—
Thereafter	14,697

Total	$39,697

8. Derivatives and Hedging Activity:

In 2002, the Company entered into an interest rate swap agreement to effectively convert the 11% fixed rate interest payments on the long term debt issued by Trust I to variable payments, based upon six-month LIBOR as a goal to reduce (shorten) the duration of the trust preferred securities from over 20 years to six months. The reduction of the duration will more effectively match the repricing characteristics of the Bank’s assets. The majority of the Bank’s loans are adjustable rate loans tied to the prime index. The interest rate swap agreement was classified as a fair value hedge of the long term debt, consequently, the unrealized gains and losses resulting from changes in value of the interest rate swap and the hedged trust preferred securities are recorded though income. As the hedging relationship met the conditions provided for in SFAS No. 133, the Company assumes no ineffectiveness in the hedging relationship. There were no interest rate swap agreements outstanding as of December 31, 2001. At December 31, 2003, the interest rate swap received a fixed rate of 11.0% and paid a variable rate, based upon six-month LIBOR, of 6.67%, with a notional value of $10.0 million and a fair value, based on broker quoted price, resulting in an unrealized loss of approximately $303,000. The swap will mature in March 2030.

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

Investments: Fair values are based on quoted market prices available as of the balance sheet date. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

Trading securities: The fair values of trading securities are determined based on the quoted market price.

Interest-only strips: The fair value of interest-only strips has been determined by discounted cash flow methods, using market discount rates and prepayment factors.

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

Interest Rate Swap: The fair value of the interest rate swap agreement is based on a broker quoted price, which is based on the discounted value of the contractual cash flows, as determined by the current interest rate curve over the contractual period of the swap.

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2003 and 2002, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

The fair values of the Company’s financial instruments as of December 31, 2003 and 2002 are as follows:

	2003			2002
	(dollars in thousands)
	Carrying Amount		Fair Value Estimates	Carrying Amount		Fair Value Estimates
Financial Assets:
Cash and cash equivalents	$17,940		$17,940	$11,814		$11,814
Restricted cash	—		—	1,152		1,152
Interest bearing deposits	—		—	99		99
Federal funds sold	17,925		17,925	9,690		9,690
Trading securities	—		—	16,076		16,076
Investments held-to-maturity	9,186		9,306	21,306		21,631
Investments available for sale	15,921		15,921	—		—
Federal Reserve Bank and Federal Home Loan Bank stock	1,999		1,999	1,548		1,548
Loans held for investment	325,092		325,278	286,592		287,292
Loans held for sale	69,120		71,931	52,879		54,900
Interest-only strips	865		865	480		480
Financial Liabilities:
Deposits	393,126		393,025	363,952		364,547
Short term borrowing	25,000		25,000	15,500		15,500
Long term debt	14,697		14,697	10,004		12,762
	Notional/Contractual Amount				Notional/Contractual Amount
Off-Balance Sheet Financial Instruments:
Commitments to extend credit on new loans	$37,470		$—	$33,327		$—
Commitments to extend credit on construction and other loans	100,014		—	83,175		—
Standby letters of credit	1,512		23	2,243		22
Interest rate swap	10,000	*	(303)	10,000	*	4

* Notional Value

10. Income Taxes:

The components of income taxes for the years ended December 31, 2003, 2002, and 2001 are as follows:

	2003	2002	2001
	(dollars in thousands)
Current:
Federal	$4,143	$1,898	$1,006
State	1,263	700	345

	5,406	2,598	1,351

Deferred:
Federal	(1,414)	(325)	(429)
State	(397)	(140)	(139)

	(1,811)	(465)	(568)

	$3,595	$2,133	$783

A reconciliation of the difference between the expected federal statutory income tax expense and the actual income tax expense for the three years ended December 31, 2003, 2002 and 2001 is shown in the following table:

	2003	2002	2001
	(dollars in thousands)
Computed “expected” federal income taxes	$3,322	$1,799	$660
State income taxes, net of federal income tax benefit	563	364	134
Affordable housing tax credits	(261)	(4)	—
Other, net	(29)	(26)	(11)

	$3,595	$2,133	$783

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(dollars in thousands)
Deferred tax assets:
Loan loss allowance, due to differences in computation of bad debts	$2,176	$1,587
Non-accrual interest recognized as income for taxes but not for books	71	138
Unrealized gains on loans held for sale	1,407	199
Accrued compensation expenses	275	85
Loan servicing asset	20	41
Unrealized loss on available for sale securities	53
State taxes	217	89
Other accrued expenses	11	—

	4,230	2,139

Deferred tax liabilities:
Depreciable assets	(268)	(263)
Deferred loan fees	(275)	(166)
Other liabilities	(118)	(5)

	(661)	(434)

Deferred Tax Asset, net	$3,569	$1,705

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 31, 2003, income taxes payable totaled approximately $146,000. As of December 31, 2002, income taxes receivable totaled approximately $309,000.

11. Dividends:

In November 2002, the Board of Directors declared a 5% stock dividend to shareholders of record on November 15, 2002. In November 2001, the Board of Directors declared a 5% stock dividend to shareholders of record on November 15, 2001. There were no stock dividends declared in 2003. All share and per share amounts have been restated to reflect retroactively the stock dividends.

On February 26, 2004, the Board of Directors declared a cash dividend of $0.05 per share to stockholders of record on March 15, 2004 payable on or about March 31, 2004. There were no cash dividends declared in 2003, 2002 or 2001.

12. Stock Option Plans:

In 1985, 1993 and 2003, the Company adopted stock option plans (the “1985 Plan”, the “1993 Plan” and the “2003 Plan”) (collectively, the “Plans”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees.

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

As of December 31, 2003, there were no additional shares available for grant under the 1985 Plan or the 1993 Plan. There were no stock options granted under the 1985 Plan during 2003, 2002 or 2001.

At the shareholders’ meeting held on May 27, 1998, the shareholders approved an amendment to the 1993 Plan increasing the maximum number of shares under the plan to 848,727 from the 272,760 share maximum then outstanding (after adjusting for the stock dividends).

As of December 31, 2003 there were no shares available for grant under the 1993 Plan. The per share weighted-average fair values of stock options granted under the 1993 Plan during 2003, 2002 and 2001 were $3.32, $2.79 and $4.07, respectively, on the date of the grant, using a Black-Scholes option pricing model with the following weighted-average assumptions: 2003 – no expected dividend yield, risk-free interest rate of 1.52%, expected life of 5.0 years, and volatility of 41%; 2002 – no expected dividend yield, risk free interest rate of 1.69%, expected life of 5.0 years and a volatility of 41%; 2001 – no expected dividend yield, risk free interest rate of 4.16%, expected life of 5.0 years and a volatility of 59%.

At the stockholders’ meeting held on May 28, 2003, the stockholders approved the 2003 plan, which authorized 125,000 stock options to become available for grant. As of December 31, 2003 there were 40,400 shares available for grant under the 2003 Plan. The per share weighted-average fair values of stock options granted under the 2003 Plan during 2003 were $5.76, on the date of the grant, using a Black-Scholes option pricing model with the following weighted-average assumptions: 2003 – no expected dividend yield, risk-free interest rate of 1.04%, expected life of 5.0 years, and volatility of 35%.

Stock option activity for the periods indicated is as follows:

	1985 Plan		1993 Plan		2003 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance - January 1, 2001	6,892	$3.54	691,649	$5.88	—	$—
Granted	—	—	21,819	6.94	—	—
Exercised	(5,616)	2.81	(5,568)	3.46	—	—
Expired	—	—	(16,238)	5.71	—	—

Balance - December 31, 2001	1,276	6.76	691,662	5.94	—	—
Granted	—	—	24,260	7.37	—	—
Exercised	—	—	(65,473)	3.89	—	—
Expired	—	—	(15,717)	5.36	—	—

Balance - December 31, 2002	1,276	6.76	634,732	6.22	—	—
Granted	—	—	10,100	8.83	84,600	18.29
Exercised	(1,276)	6.76	(96,359)	4.51	—	—
Expired	—	—	(10,483)	7.23	—	—

Balance - December 31, 2003	—	$—	537,990	$6.55	84,600	$18.29

The following table summarizes information concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$4.11 - $6.07	124,667	4.87 years	$4.84	82,835	$4.65
$6.10 - $6.52	127,091	4.82	$6.43	119,725	$6.43
$6.67 - $7.26	45,536	6.48	$7.00	24,538	$6.94
$7.35 - $7.35	221,298	4.21	$7.35	221,298	$7.35
$7.57 - $19.80	103,998	9.61	$16.41	12,793	$11.60

$4.11 - $19.80	622,590	5.54	$8.15	461,189	$6.72

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at December 31, 2002	Weighted- Average Exercise Price
$3.21 - $3.21	53,191	0.32 years	$3.21	53,191	$3.21
$4.10 - $4.64	78,961	4.65	$4.25	61,600	$4.20
$5.40 - $5.97	44,923	7.30	$5.56	12,628	$5.67
$6.07 - $6.94	191,810	6.10	$6.44	147,423	$6.43
$7.14 - $7.97	267,123	5.66	$7.34	235,316	$7.34

$3.21 - $7.97	636,008	5.33	$6.22	510,158	$6.22

13. Rental Commitments:

As of December 31, 2003 aggregate minimum rental commitments for certain real property under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Sub-lease Income	Net Rental Commitments
	(dollars in thousands)
2004	$1,004	$101	$903
2005	1,131	66	1,065
2006	1,160	68	1,092
2007	1,018	29	989
2008	927	—	927
Thereafter	4,435	—	4,435

Total	$9,675	$264	$9,411

Total rental expense was $875,000, $862,000, and $523,000 in 2003, 2002, and 2001, respectively. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

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

Commitments to extend credit amounting to $37,470,000 and $33,327,000 were outstanding at December 31, 2003 and 2002, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has undisbursed portions of construction loans totaling $100,014,000 and $83,175,000 as of December 31, 2003 and 2002, respectively. These commitments are agreements to lend to a customer subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $1,512,000 and $2,243,000 were outstanding at December 31, 2003 and 2002, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of December 31, 2003 and 2002, the Company had non-mandatory commitments to sell loans of none and $4,787,000, respectively.

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

In the event that a 7a Loan goes into default within 270 days of its sale, or prepays within 90 days, the Company is required to repurchase the loan and refund the premium to the purchaser. During the three year period ended December 31, 2003, the Company has not repurchased any loans for default, and have had only 2 loans prepay within the first 90 days. A reserve has not been deemed necessary as the likelihood of a refund is considered remote.

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

The Company entered into salary continuation agreements in 1996 with certain members of its Board of Directors. The agreements provide monthly cash payment to the board members or their beneficiaries in the event of death or disability, beginning in the month after retirement date or upon death, and extending for a minimum period of 3 years, or until death, whichever is greater. The commitments are funded by a life insurance policy owned by the Company, and the present value of the Company’s liability under the agreement is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company has invested in low income housing projects which provide the Company income tax credits. The investments call for capital contributions up to an amount specified in the partnership agreements. As of December 31, 2003 and 2002, the Company had commitments to contribute capital totaling $1.4 million and $462,000, respectively.

15. Employee Benefit Plans:

The Company’s employee savings and retirement plan (the “401k Plan”) is for the benefit of substantially all employees. Contributions to the 401k Plan by the Company are at the discretion of the Board of Directors and are subject to certain limitations described in the plan. The Company made contributions to the 401k Plan of $170,000, $196,000 and $148,000 in 2003, 2002 and 2001, respectively. Company employees are able to choose Company stock as an investment option. Also, employees have the option of taking the Company contributions to this 401k Plan, if any, in Company stock purchased in the open market rather than in cash.

In July 1997, the Company established the Employee Stock Ownership Plan (the “ESOP”) for substantially all employees. The ESOP authorized the Trust to purchase shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time. In July 1997, the ESOP entered into a line of credit borrowing agreement in the amount of $1,200,000 with another bank in order to fund the ESOP. The loan was refinanced in March of 2000, returning the available line to the original $1,200,000. During 1998, the ESOP made open market purchases of 24,559 shares at an average cost of $7.36 per share. During 2000, the Company made open market purchases of 60,699 shares at an average cost of $5.28 per share. During 2001, the ESOP made open market purchase of 6,505 shares at an average price of $6.77 per share. There were no purchases of stock by the ESOP during 1999, 2002 and 2003. All amounts have been adjusted for stock dividends. The line of credit was paid off in February 2002 (see note 8). The Company absorbs the administrative costs of this program, which totaled approximately $20,000, $8,000 and $7,000 in 2003, 2002 and 2001, respectively. No further expenses are expected to be incurred for the ESOP.

On September 30, 2001, and on December 31, 2000, the Board of Directors allocated 23,731 and 29,701, respectively, shares to the ESOP for distribution to the participants (adjusted for stock dividends).

According to the terms of the ESOP, contributions to the ESOP from the Company’s net income were determined at the Company’s discretion. During 2003, 2002 and 2001, the Company repaid principal totaling none, none, and $153,000, and the interest expense on the outstanding loan totaled none, $5,000, and $68,000, respectively.

As of December 31, 2003 and 2002 there was no indebtedness of the ESOP. Dividends paid on ESOP shares are recorded as reductions in retained earnings in the balance sheets. The number of average shares outstanding used in the computation of earnings per share is reduced by the average unallocated ESOP shares.

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

16. Restricted Cash Balances:

The Bank is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The reserves held at the Federal Reserve Bank as of December 31, 2003 and 2002 were approximately $5,041,000 and $3,452,000, respectively. As of December 31, 2002 the Company had restricted cash of $1.2 million pledged to the counterparty of the interest rate swap the Company entered into for a fair value hedge. The Company substituted securities for the cash pledge during 2003, and therefore there was no restricted cash as of December 31, 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003 and 2002, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2003 and 2002.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital (to risk weighted assets)	$55,520	13.39%	$33,170	8.00%	$41,463	10.00%
Tier 1 capital (to risk weighted assets)	$50,334	12.14%	$16,585	4.00%	$24,878	6.00%
Tier 1 capital (to average assets)	$50,334	10.90%	$18,468	4.00%	$23,085	5.00%

As of December 31, 2002
Total capital (to risk weighted assets)	$35,888	10.40%	$27,619	8.00%	$34,524	10.00%
Tier 1 capital (to risk weighted assets)	$31,769	9.20%	$13,810	4.00%	$20,715	6.00%
Tier 1 capital (to average assets)	$31,769	7.95%	$15,977	4.00%	$19,971	5.00%

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

The Company’s actual capital amounts and ratios are presented in the table as of December 31, 2003 and 2002. There are no prompt corrective action thresholds at the holding company.

	Actual		For capital adequacy purposes
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital (to risk weighted assets)	$57,011	13.77%	$33,131	8.00%
Tier 1 capital (to risk weighted assets)	$49,204	11.88%	$16,966	4.00%
Tier 1 capital (to average assets)	$49,204	10.67%	$18,440	4.00%

As of December 31, 2002
Total capital (to risk weighted assets)	$34,430	9.99%	$27,584	8.00%
Tier 1 capital (to risk weighted assets)	$27,161	7.88%	$13,792	4.00%
Tier 1 capital (to average assets)	$27,161	6.80%	$15,977	4.00%

18. Net Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”):

	Income (numerator)	Shares (denominator)	Per Share Amounts
Basic 2003 EPS
Net income available to common shareholders	$5,896,000	3,900,350	$1.51
Effect of dilutive stock options	—	244,316	(0.09)

Diluted 2002 EPS	$5,896,000	4,144,666	$1.42

Basic 2002 EPS
Net income available to common shareholders	$3,006,000	3,491,028	$0.86
Effect of dilutive stock options	—	108,058	(0.02)

Diluted 2002 EPS	$3,006,000	3,599,086	$0.84

Basic 2001 EPS
Net income available to common shareholders	$1,102,000	3,041,191	$0.36
Effect of dilutive stock options	—	81,783	(0.01)

Diluted 2001 EPS	$1,102,000	3,122,974	$0.35

There were no anti-dilutive securities in any of the three years presented.

19. Quarterly Results of Operations (Unaudited):

	Quarters Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(In thousands, except per share data)
Interest income	$7,032	$6,703	$6,636	$6,415
Interest expense	1,318	1,446	1,634	1,772

Net interest income	5,714	5,257	5,002	4,643
Provision for loan losses	444	474	340	381

Net interest income after provision for loan losses	5,270	4,783	4,662	4,262
Other income	2,114	2,011	1,784	1,782
Other expenses	4,452	4,368	4,225	4,132

Income before income tax provision	2,932	2,426	2,221	1,912
Income tax provision	1,030	919	858	788

Net income	$1,902	$1,507	$1,363	$1,124

Earnings per share:
Basic	$0.44	$0.37	$0.38	$0.32

Fully diluted	$0.41	$0.35	$0.36	$0.30

	Quarters Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(In thousands, except per share data)
Interest income	$6,454	$6,270	$6,243	$5,848
Interest expense	1,965	2,112	2,270	2,348

Net interest income	4,489	4,158	3,973	3,500
Provision for loan losses	776	306	233	246

Net interest income after provision for loan losses	3,713	3,852	3,740	3,254
Other income	1,771	1,564	1,821	1,345
Other expenses	3,902	4,088	4,341	3,590

Income before income tax provision	1,582	1,328	1,220	1,009
Income tax provision	654	553	507	419

Net income	$928	$775	$713	$590

Earnings per share:
Basic	$0.27	$0.22	$0.20	$0.17

Fully diluted	$0.26	$0.21	$0.20	$0.17

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

	2003
	Banking Division	SBA Division	Total
	(dollars in thousands)
Interest income	$20,167	$6,619	$26,786
Interest expense	3,310	2,860	6,170

Net interest income before provision for loan losses	16,857	3,759	20,616
Provision for loan losses	947	692	1,639
Other operating income	1,489	6,202	7,691
Other operating expenses	12,155	5,022	17,177

Income before income taxes	5,244	4,247	9,491
Income taxes	1,828	1,767	3,595

Net income	$3,416	$2,480	$5,896

Assets employed at year end	$352,441	$124,257	$476,698

	2002
	Banking Division	SBA Division	Total
	(dollars in thousands)
Interest income	$18,298	$6,517	$24,815
Interest expense	5,699	2,996	8,695

Net interest income before provision for loan losses	12,599	3,521	16,120
Provision for loan losses	962	599	1,561
Other operating income	1,529	4,972	6,501
Other operating expenses	11,934	3,987	15,921

Income before income taxes	1,232	3,907	5,139
Income taxes	508	1,625	2,133

Net income	$724	$2,282	$3,006

Assets employed at year end	$321,772	$93,926	$415,698

	2001
	Banking Division	SBA Division	Total
	(dollars in thousands)
Interest income	$17,183	$8,022	$25,205
Interest expense	8,285	4,196	12,481

Net interest income before provision for loan losses	8,898	3,826	12,724
Provision for loan losses	1,099	371	1,470
Other operating income	1,565	1,394	2,959
Other operating expenses	8,876	3,452	12,328

Income before income taxes	488	1,397	1,885
Income taxes	202	581	783

Net income	$286	$816	$1,102

Assets employed at year end	$270,202	$100,021	$370,223

21. Parent Company Financial Information

The following presents unconsolidated financial information of the parent company only, Community Bancorp Inc. (Note 1) as of and for the years ended December 31:

Community Bancorp Inc. (Parent company only)

CONDENSED BALANCE SHEETS

As of December 31,	2003	2002
	(dollars in thousands)
ASSETS:
Cash	$926	$203
Interest bearing deposits in financial institutions	980	1,151
Accrued interest and other assets	153	8
Investment in subsidiaries	51,049	32,341

TOTAL ASSETS	$53,108	$33,703

LIABILITIES:
Accounts payable	$865	$820
Borrowings from subsidiary	15,162	10,310
Other borrowings	—	2,000

TOTAL LIABILITIES	16,027	13,130
TOTAL STOCKHOLDERS’ EQUITY	37,081	20,573

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,108	$33,703

Community Bancorp Inc. (Parent company only)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,	2003	2002	2001
	(dollars in thousands)
Interest income	$53	$36	$60
Interest expense	874	1,248	1,169
Other operating income	—	6	—
Other operating expenses	514	390	378
Equity in net income of subsidiaries	6,678	3,938	1,970

Earnings before income taxes	5,343	2,342	483
Income tax benefit	553	664	619

NET INCOME	$5,896	$3,006	$1,102

Community Bancorp Inc. (Parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2003	2002	2001
	(dollars in thousands)
Cash flows from operating activities:
Net income	$5,896	$3,006	$1,102
Adjustments to reconcile net income to cash (used in) provided by operating activities:
ESOP compensation	—	—	153
Unrealized (gain) loss on interest rate swap agreement	303	(4)	—
Unrealized hedging (gain) loss on long term debt	(303)	4	—
Decrease (increase) in accrued interest and other assets	(148)	5	(11)
Increase (decrease) in accounts payable and other liabilities	(253)	112	(36)
Equity in net income of subsidiaries	(6,678)	(3,938)	(1,970)

Net cash (used in) provided by operating activities	(1,183)	(815)	(762)
Cash flows from investing activities:
Net change in interest bearing deposits at other financial institutions	170	(655)	(7)
Capital contributions to subsidiaries	(12,405)	(800)	(4,000)

Net cash used in investing activities	(12,235)	(1,455)	(4,007)

Cash flows from financing activities:
Net proceeds from other borrowings	5,154	1,000	1,000
Repayment of other borrowings	(2,000)	(813)	(153)
Cash dividends received from subsidiary	300	900	—
Proceeds from sale of unallocated ESOP shares	—	813	—
Cash dividends paid	—	(2)	(1)
Net proceeds from issuance of common stock	10,068	—	3,026
Exercise of stock options	619	255	35

Net cash provided by financing activities	14,141	2,153	3,907

Net increase (decrease) in cash and cash equivalents	723	(117)	(862)
Cash and cash equivalents at beginning of year	203	320	1,182

Cash and cash equivalents at end of year	$926	$203	$320

Supplemental disclosure of noncash financing activities Unearned ESOP contributions	$—	$—	$(50)

Independent Auditors’ Report

To the Board of Directors and Stockholders of

    Community Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Community Bancorp Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Bancorp Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

Date March 17, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	During the quarter ended December 31, 2003, there have been no changes in the Company’s internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

The Company has adopted a Code of Conduct applicable to all of our directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Conduct is filed as Exhibit 14.1 to this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2003 relating to equity compensation of the Company pursuant to which grants of options to acquire shares may be granted from time to time:

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	622,590	$8.15	40,400

Equity compensation plans not approved by security holders	—	—	—

Total	622,590	$8.15	40,400

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents Filed as Part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 hereto:

	Consolidated balance sheets as of December 31, 2003 and 2002.	Page 54

	Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2003.	Page 55

	Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2003.	Page 56

	Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2003.	Page 57

	Notes to Consolidated Financial Statements.	Page 59

	Independent Auditors’ Report	Page 87

(2)	Financial Statement Schedules

Not applicable.

(b) Exhibits

3.1	Certificate of Incorporation, as amended, of Community Bancorp Inc*
3.1.1 Amendment to Certificate of Incorporation********
3.2	Bylaws of Community Bancorp Inc.*
4.1	Specimen Share Certificate for Common Stock****
4.2	Stock Purchase Agreement ******
4.3	Registration Rights Agreement ******

10.1	Data Processing Service Agreement, dated December 21, 2000 between Community National Bank and First National Bank as amended *****
10.2	1993 Stock Option Plan **
10.3	Form of stock option agreement for use pursuant to 1993 Stock Option Plan**
10.4	Head Office Extension Leases****
10.5	Temecula Branch Office Lease****
10.6	Vista Branch Lease****
10.7	Fallbrook National Bank 401(k) Profit Sharing Plan***
10.8	Director Indexed Fee Continuation Program****
10.9	Employment Agreement with Thomas E. Swanson****
10.10	Employment Agreement with Gary M. Youmans****

10.11	Employment Agreement with L. Bruce Mills, Jr.****
10.12	Employment Agreement with Donald W. Murray****
10.13	Employment Agreement with Barbara C. Ernst****
10.14	Fallbrook National Bank Employee Stock Ownership Plan****
10.15	Employment Agreement with F. Michael Patterson *****
10.16	Lease on Corporate Headquarters in Escondido*******
10.17	Promissory note for Pacific Coast Banker’s Bank*******
10.18	2003 Stock Option Plan*********
10.19	Employment Agreement of Michael J. Perdue*********
14.1	Code of Conduct
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certifications

*	Previously filed with the Company’s 10-QSB for the quarter ended June 30, 1999
**	Previously filed with the Company’s S-8 Registration Statement (333-88473)
***	Previously filed with the Company’s S-8 Registration Statement (333-88457)
****	Previously filed with the Company’s 10-KSB for the year ended December 31, 1999
*****	Previously filed with the Company’s 10-KSB for the year ended December 31, 2000
******	Previously filed with the Company’s 8-K on August 2, 2001
*******	Previously filed with the Company’s 10-K for the year ended December 31, 2001
********	Previously filed with the Company’s 10-K for the year ended December 31, 2002
*********	Previously filed with the Company’s 10-Q for the quarter ended September 30, 2003

(c) Reports on Form 8-K

The Company filed an 8-K report under items 7 and 9, on October 20, 2003 announcing earnings for the quarter ended September 30, 2003.

The Company filed an 8-K report under items 5, 7 and 9 on October 23, 2003 which contained a power point presentation used for investor presentations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP INC.

By:	/S/ Michael J. Perdue
MICHAEL J. PERDUE
President and Chief Executive Officer

Dated: March 24, 2004

By:	/S/ L. Bruce Mills, Jr.
L. BRUCE MILLS, JR.
Senior Vice President and Chief Financial Officer

Dated: March 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:
/S/ Gary W. Deems GARY W. DEEMS	Chairman of the Board	March 24, 2004

/S/ Mark N. Baker MARK N. BAKER	Director	March 24, 2004

/S/ G. Bruce Dunn G. BRUCE DUNN	Director	March 24, 2004

/S/ C. Granger Haugh C. GRANGER HAUGH	Director	March 24, 2004

/S/ Robert H. S. Kirkpatrick ROBERT H.S. KIRKPATRICK	Director	March 24, 2004

/S/ Philip D. Oberhansley PHILIP D. OBERHANSLEY	Director	March 24, 2004

/S/ Michael J. Perdue MICHAEL J. PERDUE	Director	March 24, 2004

/S/ Corey A. Seale COREY A. SEALE	Director	March 24, 2004

/S/ Thomas E. Swanson THOMAS E. SWANSON	Director	March 24, 2004

/S/ Gary M. Youmans GARY M. YOUMANS	Director	March 24, 2004

EXHIBIT INDEX

Exhibit Number	Description

14.1	Code of Conduct

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications