Form 10-Q
period 2004-03-31
COMMUNITY BANCORP INC
filed 2004-05-13
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2004

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

Number of shares of common stock outstanding as of March 31, 2004: 4,374,864

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEET

(March 31, 2004 unaudited)(dollars in thousands, except per share data)

	March 31, 2004	December 31, 2003
ASSETS:
Cash and cash equivalents	$14,211	$17,940
Interest bearing deposits in financial institutions	200	—
Federal funds sold	25,385	17,925
Investments:
Held-to-maturity at amortized cost; pledged $3,983 (2004) and $4,809 (2003), estimated fair value of $6,836 (2004) and $7,807 (2003)	6,704	7,687
Available-for-sale, at estimated fair value; pledged $6,557 (2004) and $2,849 (2003)	15,551	15,921
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	2,383	1,999
Loans held for investment	343,919	330,302
Less allowance for loan losses	(5,428)	(5,210)

Net loans held for investment	338,491	325,092
Loans held for sale	77,937	69,120
Premises and equipment, net	3,731	3,653
Other real estate owned and repossessed assets	450	458
Affordable housing investments	1,444	1,499
Accrued interest	1,611	1,587
Other assets	6,450	6,136
Income tax receivable	—	—
Deferred tax asset, net	3,477	3,569
Servicing assets, net	3,330	3,247
Interest-only strips, at fair value	998	865

Total assets	$502,353	$476,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Interest bearing	$352,327	$324,466
Non-interest bearing	76,725	68,660

Total deposits	429,052	393,126
Short term borrowing	13,000	25,000
Long term debt	15,063	14,697
Accrued expenses and other liabilities	6,316	6,794

Total liabilities	463,431	439,617

Commitments and Contingencies (Note 7)
Stockholders’ equity
Common stock, $ .625 par value; authorized 10,000,000 shares, issued and outstanding; 4,374,864 at March 31, 2004 and 4,364,942 at December 31, 2003	2,734	2,728
Additional paid-in capital	20,960	20,907
Accumulated other Comprehensive Gain (Loss), Net of Taxes of $38 (2004) and $53 (2003)	55	(75)
Retained earnings	15,173	13,521

Total stockholders’ equity	38,922	37,081

Total liabilities and stockholders’ equity	$502,353	$476,698

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)(dollars in thousands, except per share data)

For the Quarters Ended March 31,	2004	2003
Interest Income:
Interest on loans	$6,868	$6,069
Interest on fed funds sold	36	26
Interest on interest bearing deposits in financial institutions	1	3
Interest on trading securities	—	58
Interest on other investments	266	259

Total interest income	7,171	6,415

Interest Expense:
Deposits	1,028	1,486
Short term borrowing	45	115
Long term debt	225	171

Total interest expense	1,298	1,772

Net interest income before provision for loan losses	5,873	4,643

Provision for loan losses	228	381

Net interest income after provision for loan losses	5,645	4,262

Other operating income:
Net gain on sale of loans	1,139	1,137
Loan servicing fees, net	198	152
Customer service charges	194	187
Other fee income	327	306

Total other operating income	1,858	1,782

Other operating expenses:
Salaries and employee benefits	2,463	2,338
Occupancy	358	317
Professional services	430	317
Depreciation and amortization	190	210
Data processing	181	160
Office expenses	163	162
Other expenses	731	628

Total other operating expenses	4,516	4,132

Income before taxes	2,987	1,912

Income taxes	1,117	788

Net income	1,870	1,124
Other comprehensive income - unrealized gain on available for sale securities, net of income taxes of $91 (2004) and $2 (2003)	129	3
Comprehensive income	$1,999	$1,127

Basic earnings per share	$0.43	$0.32

Diluted earnings per share	$0.40	$0.30

Average shares outstanding for basic earnings per share	4,370,088	3,560,856
Average shares outstanding for diluted earnings per share	4,660,655	3,710,922

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,870	$1,124
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	190	210
Provision for loan losses	228	381
Net amortization (accretion) of premiums (discounts) on investment securities	18	65
Amortization of Affordable Housing Investment	61	11
Loan origination fees and gains on loan sales deferred, net of loan origination costs deferred	(28)	111
Cash portion of gain on sale of loans	(1,028)	(1,042)
Change in unrealized gain on interest-only strips	(11)	(27)
Capitalization of interest-only strips	(122)	(29)
Capitalization of servicing asset	(179)	(214)
Amortization of servicing asset	100	84
Change in valuation allowance for servicing asset	(4)	(4)
Loss on trading securities	—	16
Unrealized (gain) loss on interest rate swap agreement	(366)	(17)
Unrealized hedging gain on trust preferred securities	366	17
Origination of loans held for sale	(23,560)	(14,276)
Proceeds from sale of loans held for sale	16,056	23,520
Decrease in restricted cash	—	1,152
Decrease (increase) in income tax receivable	—	309
Decrease (increase) in income tax payable	(146)	479
Decrease (increase) in accrued interest and other assets	(274)	(185)
Decrease in accrued expenses and other liabilities	(27)	(1,180)

Net cash provided by operating activities	(6,856)	10,505

Cash flows from investing activities:
Origination of loans held for investment	(60,179)	(60,711)
Proceeds from principal paid on loans held for investment	46,293	40,407
Net change in interest bearing deposits in financial institutions	(200)	—
Purchase of trading securities	—	(23,059)
Sale of trading securities	—	26,000
Purchases of investments held-to-maturity	—	(1,260)
Maturities of investments held-to-maturity	978	3,480
Purchase of available-for-sale investments	—	(4,079)
Maturities of available-for-sale investments	579	51
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(384)	(587)
Proceeds from sale of OREO and repossessed assets	8	—
Increase in Affordable Housing Investment	(7)	(139)
Purchases of premises and equipment	(268)	(81)
Net (increase) decrease in Federal Funds sold	(7,460)	3,860

Net cash used in investing activities	(20,640)	(16,118)

See accompanying notes to the unaudited consolidated financial statements	(continued)

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from financing activities:
Net increase/(decrease) in deposits:
Interest bearing	$27,861	$(5,784)
Non-interest bearing	8,065	5,315
Proceeds from exercise of stock options	59	82
Cash dividends paid	(218)	—
Net (decrease) increase in short term borrowing	(12,000)	9,416

Net cash provided by financing activities	23,767	9,029

Net increase (decrease) in cash and cash equivalents	(3,729)	3,416

Cash and cash equivalents at beginning of period	17,940	11,814

Cash and cash equivalents at end of period	$14,211	$15,230

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on time deposits	862	1,709
Interest on other borrowings	541	559

Total interest paid	$1,403	$2,268

Income Taxes	$600	$—

Supplemental disclosure of non-cash investing activities:
Loans held for sale transferred to held for investment	$689	$439

Loans held for investment transferred to held for sale	$539	$1,351

Change in unrealized gains on available-for-sale securities net of income tax payable of $91 and $2, respectively, recorded in Other Comprehensive Income	$129	$3

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(unaudited)

Note 1 Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiary Community National Bank (the “Bank”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions. We also have two unconsolidated subsidiaries, Community (CA) Capital Trust I (“Trust I”) and Community (CA) Capital Statutory Trust II (“Trust II”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2004, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2004 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 4 Significant Accounting Policies

Stock Option Plans

At March 31, 2004, the Company had three stock option plans, which are described more fully in Note 12 in the Company’s 2003 Annual Report on Form 10-K. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months ended March 31:

	For the three months ended March 31,
(dollars in thousands, except per share amounts)	2004	2003
Net income, as reported	$1,870	$1,124
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(57)	(28)

Proforma net income	$1,813	$1,096

Basic income per share, as reported	$0.43	$0.32
Proforma basic income per share	$0.41	$0.31

Diluted income per share, as reported	$0.40	$0.30
Proforma diluted income per share	$0.39	$0.30

The per share weighted average fair value of stock options granted under the plans during the three months ended March 31, 2004 were $2.52 compared to $3.23 for the three months ended March 31, 2003. The fair value of the options were estimated at grant date using a Black-Scholes single option pricing model with the following weighted average assumptions: Three months ended March 31, 2004 - expected dividend yield of 1.14%, a weighted average risk free interest rate of 2.30%, an expected life of 5.0 years and a volatility of 48.25%; Three months ended March 31, 2003 - no expected dividend yield, a risk free interest rate of 1.52%, an expected life of 5.0 years and a volatility of 40.77%.

Note 5 Loans and Related Allowance for Loan Losses:

A summary of loans is as follows:

	March 31, 2004			December 31, 2003
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Construction loans	$—	$67,700	$67,700	$—	$66,957	$66,957
Real estate one- to four-family	—	7,700	7,700	—	9,671	9,671
Real estate commercial and multi-family	77,964	214,714	292,678	69,148	201,219	270,367
Consumer home equity lines of credit	—	1,278	1,278	—	1,933	1,933
Other consumer	—	1,972	1,972	—	2,085	2,085
Commercial	—	22,417	22,417	—	20,590	20,590
Aircraft	—	30,632	30,632	—	30,368	30,368

Total gross loans	77,964	346,413	424,377	69,148	332,823	401,971

Deferred loan origination costs (fees)	197	(695)	(498)	181	(781)	(600)
Discount on unguaranteed portion of SBA loans retained	(224)	(1,799)	(2,023)	(209)	(1,740)	(1,949)
Allowance for loan losses	—	(5,428)	(5,428)	—	(5,210)	(5,210)

Net loans	$77,937	$338,491	$416,428	$69,120	$325,092	$394,212

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

Note 6 Sales and Servicing of SBA Loans:

The Company originates loans to customers under a SBA program that generally provides for SBA guarantees of 70% to 85% of each loan. The Company sells a portion of the SBA 7a loans originated. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loans using the interest method.

In accordance with FAS 140, the Company recognizes a servicing asset or liability at the time a loan is sold and the Company retains the servicing, based on the present value of the estimated future cash flows. The servicing asset is amortized proportionately over the period based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights. Projected net servicing income is determined on the basis of the estimated future balance of the underlying loan portfolio, which decreases over time from scheduled loan amortization and prepayments. The Company estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, original terms to maturity and recent prepayment speeds, as well as current interest rate levels, market forecasts and other economic conditions.

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of March 31, 2004 and December 31, 2003, the valuation allowance for the servicing assets was $30,000 and $35,000, respectively. In estimating fair values at

March 31, 2004, the Company utilized a weighted average prepayment assumption of approximately 6.92% and a discount rate of 10.00%. In estimating fair values at December 31, 2003, the Company utilized a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three months ended March 31, 2004 and 2003. At March 31, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 6.92% and a discount rate of 10.00%. At December 31, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

Note 7 Commitments and Contingencies:

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations.

Commitments to extend credit amounting to $15,378,000 and $37,470,000 were outstanding at March 31, 2004 and December 31, 2003, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has undisbursed portions of construction loans totaling $97,656,000 and $100,014,000 as of March 31, 2004 and December 31, 2003, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $2,783,000 and $1,512,000 were outstanding at March 31, 2004 and December 31, 2003, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

Undisbursed lines of credit amounting to $30,944,000 and $25,845,000 were outstanding at March 31, 2004 and December 31, 2003, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan in their discretion and may expire between one and eighteen months.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. The Company has a reserve for losses on commitments to extend credit totaling $201,000 and $203,000 as of March 31, 2004 and December 31, 2003, respectively.

As of March 31, 2004 and December 31, 2003, the Company had no non-mandatory commitments to sell loans.

In December 2002, the Company entered into an interest rate swap agreement with a third party. The terms of the agreement include, amongst other things, a collateral requirement which would offset any credit risk between the Company and the third party. The collateral requirement is the greater of the mark-to-market value of the interest rate swap agreement or $945,000. As of March 31, 2004, the collateral requirement was $945,000. Should interest rates increase, it is probable that the mark-to-market value of the interest rate swap will exceed the minimum requirement of $945,000, which would require additional securities or other collateral to be pledged. As of March 31, 2004 and December 31, 2003, the Company pledged one agency mortgage backed security classified as available for sale as collateral with a market value of $1.4 million and $1.5 million, respectively. The unrealized gain (loss) on the interest rate swap was $63,000 and ($303,000) as of March 31, 2004 and December 31, 2003, respectively. The unrealized gains or losses on the interest rate swap are recorded as other assets or liabilities with the corresponding change in the amount of liability for the Trust Preferred Security. The change in unrealized gains or losses on the interest rate swap is offset by the corresponding changes in the unrealized gains or losses on the Trust Preferred Securities in the accompanying consolidated income statements.

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

In connection with the $15.1 million in outstanding debt securities reflecting the issuance of trust preferred securities, the Company issued the full and unconditional payment guarantee of certain accrued distributions.

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

Note 8 Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the three months ended March 31,
	2004			2003
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$1,870			$1,124

Basis EPS Earnings available to common stockholders	$1,870	4,370,088	$0.43	$1,124	3,560,856	$0.32
Effect of Dilutive Securities Options	—	290,567	(0.03)	—	150,066	(0.02)

Diluted EPS Earnings Available to common Stockholders plus assumed Conversions	$1,870	4,660,655	$0.40	$1,124	3,710,922	$0.30

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

	For the three months ended March 31,
	2004			2003
	Banking Division	SBA Division	Total Company	Banking Division	SBA Division	Total Company
	(dollars in thousands)
Interest income	$4,980	$2,191	$7,171	$4,827	$1,588	$6,415
Interest expense	(741)	(557)	(1,298)	(1,037)	(735)	(1,772)

Net interest income before provision	4,239	1,634	5,873	3,790	853	4,643
Provision for loan losses	(10)	(218)	(228)	(303)	(78)	(381)
Other income	385	1,473	1,858	450	1,332	1,782
Other expenses	(3,035)	(1,481)	(4,516)	(3,061)	(1,071)	(4,132)

Income before income taxes	1,579	1,408	2,987	876	1,036	1,912
Income taxes	(540)	(577)	(1,117)	(357)	(431)	(788)

Net income	$1,039	$831	$1,870	$519	$605	$1,124

Assets employed at quarter end	$360,446	$141,907	$502,353	$331,062	$94,118	$425,180

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2004. This analysis should be read in conjunction with our 2003 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Community Bancorp Inc. on a consolidated basis.

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2003 Annual Report as filed on form 10-K, including in “Item 1. Business - Factors That May Affect Future Results of Operations.” When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this report.

Community Bancorp

We are a Southern California-based bank holding company for Community National Bank. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the I-15 corridor in northern San Diego County and southwest Riverside County. San Diego and Riverside Counties, according to U.S. census data, were among the top ten fastest growing counties in the United States measured by numerical population growth from April 1, 2000 to July 1, 2003.

At March 31, 2004, we had total assets of $502 million, total deposits of $429 million and stockholders’ equity of $39 million. We have five full service branches serving the communities of Bonsall, Escondido, Fallbrook, Temecula and Vista and additional SBA loan production offices that originate loans in California, Arizona, Nevada and Oregon. According to the June 30, 2003 FDIC data, our five branches have an 8.1% combined deposit market share within the five cities we serve, which would rank us first among community banks and fourth among all banks and thrifts in these cities.

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

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•	Return to our stockholders;

•	Return on average assets;

•	Development of core revenue streams, including net interest income and non-interest income;

•	Asset quality;

•	Asset growth; and

•	Operating efficiency.

Return to Our Stockholders. Our return to our stockholders is measured in the form of return on average equity (“ROE”), and the potential valuation of the stock price relative to our returns and earnings per share (“EPS”). Our net income for the quarter ended March 31, 2004 increased 66% to $1.9 million compared to $1.1 million for the quarter ended March 31, 2003. Net income increased due to an increase in net interest income and non-interest income, partially offset by an increase in operating expenses. Basic EPS increased to $0.43 for the quarter ended

March 31, 2004 compared to $0.32 for the quarter ended March 31, 2003. Diluted EPS increased to $0.40 for the quarter ended March 31, 2004 compared to $0.30 for the quarter ended March 31, 2003. Our ROE was 19.43% for the quarter ended March 31, 2004 compared to 21.06% for the quarter ended March 31, 2003. The increase in EPS was due to the increase in net income, partially offset by the increase in average shares outstanding as a result of the common equity offering during the third quarter of 2003. The decrease in ROE is due to the increase in average equity outstanding as a result of the common equity offering, partially offset by the increase in net income.

Return on Average Assets. Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the quarter ended March 31, 2004 increased to 1.55% compared to 1.08% for the quarter ended March 31, 2003. The increase in ROA is due to the increase in net income relative to our increase in average assets.

Development of Core Revenue Streams. Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth and the use of interest rate floors on new loans being originated, combined with improved borrowing costs through the use of an interest rate swap. As a result, our net interest income before provision for loan losses increased 26% to $5.9 million for the quarter ended March 31, 2004 compared to $4.6 million for the quarter ended March 31, 2003. Our net interest margin has also improved to 5.27% for the quarter ended March 31, 2004 compared to 4.79% for the quarter ended March 31, 2003.

We have also improved our non-interest income. Non-interest income for the quarter ended March 31, 2004 was $1.9 million compared to $1.8 million for the quarter ended March 31, 2003. Gain on sale of loans remained stable at $1.1 million for the quarters ended March 31, 2004 and 2003, consistent with the Company’s goal of having gain on sale of loans between $1.0 million and $1.5 million per quarter. Loan servicing fees increased 30% to $198,000 for the first quarter of 2004 compared to $152,000 for the first quarter of 2003. The increase in loan servicing fees is the result of the increase in loans serviced for others.

While we consider gain on sale of loans a part of our core revenue stream, it is subject to changes in the environment in which we operate, including the effects of government regulation. Specifically, changes in the funding of the SBA 7a program on an annual basis can lead to temporary halts in the program itself and fundamental changes in the structure of the program. For example, the SBA 7a program was halted briefly in January 2004, and when the program returned to operation, the maximum loan size had been decreased from $1.3 million to $750,000 per loan. Furthermore, the loans could no longer be secured by a second trust deed as previously allowed under the rules. However, with increased funding from new legislation in April, the SBA rescinded the $750,000 loan cap and piggyback loans were once again allowed.

Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company. Non-performing loans totaled $973,000 as of March 31, 2004 compared to $961,000 as of December 31, 2003. Non-performing loans as a percentage of gross loans decreased to 0.23% as of March 31, 2004 compared to 0.24% as of December 31, 2003. Net of government guarantees, non-performing loans totaled $397,000, or 0.09% as of March 31, 2004 compared to $271,000, or 0.07%, as of December 31, 2003. Non-performing assets were $1.4 million as of March 31, 2004 and December 31, 2003. Net of government guarantees, non-performing assets as a percent of total assets were 0.17% as of March 31, 2004 compared to 0.15% as of December 31, 2003.

Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 22% (annualized) during the first quarter 2004 from $476.7 million as of December 31, 2003 to $502.4 million as of March 31, 2004. Total gross loans increased 22% (annualized) to $424.4 million as of March 31, 2004 compared to $402.0 million as of December 31, 2003. Total deposits increased 37% (annualized) to $429.1 million as of March 31, 2004 compared to $393.1 million as of December 31, 2003.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) improved to 58.41% for the quarter ended March 31, 2004 compared to 64.31% for the quarter ended March 31, 2003. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. Net interest income before provision plus non-interest income increased 20% to $7.7 million for the three months ended March 31, 2004, while operating expenses increased 9% to $4.5 million for the same period.

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

In determining the appropriate level of the allowance for loan losses, our management and Directors’ Loan Committee initially identify all classified, restructured or non-performing loans and assesses each loan for impairment, as well as any government guarantees on these loans, which in general do not require an allowance for loan loss. Loans are considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. We measure an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.

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

The reserve for losses on commitments to extend credit is determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. Our management and Directors’ Loan Committee also establish a reserve for each pool based upon loan type as well as market conditions for the underlying real estate or other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

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

We periodically evaluate servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at March 31, 2004, we utilized a weighted average prepayment assumption of approximately 6.92% and a discount rate of 10.00%. In estimating fair values at December 31, 2003, we utilized a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three months ended March 31, 2004 and 2003. At March 31, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 6.92% and a discount rate of 10.00%. At December 31, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•	Real Estate Owned and Repossessed Assets. Real estate or other assets acquired through foreclosure, deed-in-lieu of foreclosure or repossession are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. There were no real estate or other assets acquired through foreclosure as of March 31, 2004 or December 31, 2003. As of March 31, 2004 and December 31, 2003, we had one aircraft acquired through repossession. Valuation was done using the collateral method based on a recent appraisal of the underlying collateral.

RESULTS OF OPERATIONS

Banking Division - Net Income

Net income for the Banking division increased to $1.0 million for the three months ended March 31, 2004 compared to $519,000 for the three months ended March 31, 2003. The increase in net income for the Banking division was primarily driven by increases in net interest income and a decline in the provision for loan losses, and was partially offset by an increase in non-interest expense and a decrease in other income. Net interest income for the Banking division increased from $3.8 million for the three months ended March 31, 2003 to $4.2 million for the three months ended March 31, 2004. This increase is primarily due to the 29% decrease in interest expense from

$1.0 million for the three months ended March 31, 2003 to $741,000 for the three months ended March 31, 2004. The reduction in interest expense is the result of changes in the market rates for time deposits combined with an increase in the average balance of transaction accounts (demand deposits plus interest bearing checking, savings and money market accounts) for the three months ended March 31, 2004 when compared to the same period in 2003. Average transaction accounts increased 33% to $186.3 million for the three months ended March 31, 2004 compared to $140.2 million for the three months ended March 31, 2003.

SBA Division - Net Income

Net income for the SBA division increased to $831,000 for the three months ended March 31, 2004 compared to $605,000 for the three months ended March 31, 2003. The increase in net income for the SBA division was primarily driven by increases in net interest income and non-interest income, and was partially offset by increases in provisions for loan losses and non-interest expense. Net interest income for the SBA division increased from $853,000 for the three months ended March 31, 2003 to $1.6 million for the three months ended March 31, 2004. The increase in net interest income is primarily due to the increase in interest earning assets for the SBA division combined with the reduced cost of deposits as a result of the current interest rate environment. See “Interest Income and Expense” of this section for further discussion of net interest income. Non-interest income increased from $1.3 million for the three months ended March 31, 2003 to $1.5 million for the three months ended March 31, 2004, as a result of other fee income generated through the brokering of SBA related loans.

Net gain on sale of loans remained stable at $1.1 million for the quarter ended March 31, 2004 and 2003. During the three months ended March 31, 2004 we originated $36.6 million in SBA loans compared to $14.0 million during the three months ended March 31, 2003. We sold $15.0 million in SBA loans, or 41% of originations, during the three months ended March 31, 2004 compared to $15.8 million in SBA loans, or 113% of originations, during the three month period ended March 31, 2003. Although the dollar amount of sales decreased 5%, the gain on sale of loans remained stable at $1.1 million due to an increase in the premiums received from the secondary market in 2004 when compared with 2003. Other fee income from the brokering of SBA related loans totaled $140,000 for the three months ended March 31, 2004 compared to $63,000 for the three months ended March 31, 2003.

Non-interest expense for the three months ended March 31, 2004 increased to $1.5 million compared to $1.1 million for the three months ended March 31, 2003. The increase in non-interest expense for the three month period ended March 31, 2004 when compared with the same period in 2003 is the result of incentive based compensation from increased SBA loan originations noted above.

Net Income - Consolidated

Net income increased to $1.9 million for the three months ended March 31, 2004 compared to $1.1 million for the three months ended March 31, 2003. Basic earnings per share were $0.43 and $0.32 for the three months ended March 31, 2004 and 2003, respectively. Diluted earnings per share were $0.40 and $0.30 for the three months ended March 31, 2004 and 2003, respectively. ROE was 19.43% for the three months ended March 31, 2004 compared to 21.06% for the three months ended March 31, 2003. The ROA for the three months ended March 31, 2004 was 1.55% compared to 1.08% for the three months ended March 31, 2003.

The increase in net income and profitability for the three months ended March 31, 2004 was mainly due to the increases in net interest income and non-interest income combined with a decrease in the provision for loan losses, partially offset by an increase in non-interest expense. Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Non-interest income increased primarily due to an increase in loan servicing fees and fees from the brokerage of SBA related loans. Operating expenses increased as a result of the Company’s expansion and increased loan production, combined with an increase in professional expenses as a result of the Sarbanes-Oxley Act of 2002 and other internal projects.

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

	For the three months ended March 31,
	2004			2003
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$26,313	$267	4.08%	$35,004	$320	3.71%
Fed funds sold	15,494	36	0.93%	8,969	26	1.18%
Loans:
Commercial	137,712	2,164	6.32%	108,867	1,748	6.51%
Real Estate	234,044	4,080	7.01%	204,499	3,643	7.22%
Aircraft	30,903	547	7.12%	29,243	550	7.63%
Consumer	4,022	77	7.70%	6,730	128	7.71%

Total loans	406,681	6,868	6.79%	349,339	6,069	7.05%

Total earning assets	448,488	7,171	6.43%	393,312	6,415	6.61%
Non earning assets	34,296			24,730

Total average assets	$482,784			$418,042

Average liabilities and stockholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$113,203	143	0.51%	$88,020	180	0.83%
Time deposits	220,248	885	1.62%	215,617	1,306	2.46%

Total interest bearing deposits	333,451	1,028	1.24%	303,637	1,486	1.98%
Short term borrowing	16,421	45	1.10%	25,537	115	1.83%
Long term debt (1)	14,866	225	6.09%	10,000	171	6.94%

Total interest bearing liabilities	364,738	1,298	1.43%	339,174	1,772	2.12%
Demand deposits	73,100			52,155
Accrued expenses and other liabilities	6,458			5,361
Net stockholders’ equity	38,488			21,352

Total average liabilities stockholders’ equity	$482,784			$418,042

Net interest spread			5.00%			4.50%

Net interest income		$5,873			$4,643

Net interest margin			5.27%			4.79%

(1)	Long term debt shown net of the effect of the interest rate swap described below.

Interest income for the three months ended March 31, 2004 increased to $7.2 million compared to $6.4 million for the three months ended March 31, 2003. The increase was due to the 14.03% increase in the average balance of interest earning assets, and was partially offset by a decrease in the yield on those assets. The use of interest rate floors on our loans has significantly mitigated the effects of the current interest rate environment. For a further discussion of our interest rate floors, see “Item 3 Quantitative and Qualitative Disclosures about Market Risk.” Average interest earning assets increased to $448.5 million for the three months ended March 31, 2004 compared to $393.3 million for the three months ended March 31, 2003. The yield on interest earning assets decreased to 6.43% for the three months ended March 31, 2004 compared to 6.61% for the three months ended March 31, 2003. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $234.0 million with a yield of 7.01% for the three months ended March 31, 2004 compared to $204.5 million with a yield of 7.22% for the three months ended March 31, 2003.

Interest expense for the three months ended March 31, 2004 decreased to $1.3 million compared to $1.8 million for the three months ended March 31, 2003. This decrease was due to the repricing of maturing certificates of deposit (“CDs”) following a 5.25% decline in the prime rate since the beginning of 2001 combined with the effects of an interest rate swap hedging the long term debt, and was partially offset by an increase in average interest bearing liabilities. Average interest-bearing liabilities increased to $364.7 million for the three months ended March 31, 2004 compared to $339.2 million for the three months ended March 31, 2003. Average time deposits, the largest component of interest bearing liabilities, increased to $220.2 million with a cost of 1.62% for the three months ended March 31, 2004 compared to $215.6 million with a cost of 2.46% for the three months ended March 31, 2003.

Other average borrowings increased to $31.3 million with a cost of 3.47% for the three months ended March 31, 2004 compared to $35.5 million with a cost of 3.26% for the three months ended March 31, 2003. We issued $5.0 million in long term floating rate debt at a cost of Libor plus 2.95%. The 50% increase in long term debt at a lower cost resulted in a reduction of the cost of long term debt from 6.94% for the three months ended March 31, 2003 to 6.09% for the three months ended March 31, 2004.

In addition to the decrease in cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 40% from an average $52.2 million for the three months ended March 31, 2003 to $73.1 million for the three months ended March 31, 2004. The cost of deposits, including demand deposits and interest bearing deposits, decreased to 1.02% for the three months ended March 31, 2004 compared to 1.69% for the three months ended March 31, 2003. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 33% to $186.3 million for the three months ended March 31, 2004 compared to $140.2 million for the three months ended March 31, 2003. The cost of funds, including interest bearing liabilities and demand deposits, was reduced 65 basis points to 1.19% for the three months ended March 31, 2004 compared to 1.84% for the three months ended March 31, 2003.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended March 31, 2004 was $5.8 million compared to $4.6 million for the three months ended March 31, 2003. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $448.5 million for the three months ended March 31, 2004 with a net interest margin of 5.27% compared to $393.3 million with a net interest margin of 4.79% for the three months ended March 31, 2003.

For the three months ended March 31, 2004, the increase in the net interest margin was primarily due to the decline in cost of interest bearing liabilities. For a discussion of the repricing of our assets and liabilities, see “Item 3 Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Estimated Loan Losses

The provision for estimated loan losses was $228,000 for the three months ended March 31, 2004 compared to $381,000 for the three months ended March 31, 2003. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $1.9 million for the three months ended March 31, 2004 compared to $1.8 million for the three months ended March 31, 2003. The increase in other operating income for the three months ended March 31, 2004 was primarily due to an increase in loan servicing fees and other fee income.

Loan servicing income increased to $198,000 for the three months ended March 31, 2004 compared to $152,000 for the three months ended March 31, 2003. Loan servicing income is the result of the spread between the interest rate paid by borrowers and the interest rate paid to third party investors, multiplied by the total volume of loans sold, net of the amortization of the servicing asset. The increase in loan servicing income is a result of the increase in loans serviced for others. As of March 31, 2004, SBA loans serviced for others increased to $139.1 million compared to $122.3 million as of March 31, 2003. The increase in loans serviced for others is a result of the loans sold in 2003 and the first three months of 2004, net of principal repayments.

Other fee income increased to $327,000 for the three months ended March 31, 2004 compared to $306,000 for the three months ended March 31, 2003. The increase in other fee income for the quarter is a result of an increase in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Operating Expenses

Operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of operating expenses. Operating expenses increased to $4.5 million for the three months ended March 31, 2004 compared to $4.1 million for the three months ended March 31, 2003.

As a percentage of average assets these expenses decreased to 3.74% (annualized) for the quarter ended March 31, 2004 compared to 3.95% for the quarter ended March 31, 2003. The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus non-interest income, excluding gains or losses on repossessed assets, improved to 58.41% for the quarter ended March 31, 2004 compared to 64.31% for the quarter ended March 31, 2003.

Salaries and employee benefits increased 5.35% to $2.5 million for the quarter ended March 31, 2004 compared to $2.3 million for the quarter ended March 31, 2003. The increase in salaries and employee benefits can be attributed to normal cost increases for salaries and benefits plus increased incentive based compensation due to increased loan and deposit production and profitability.

Occupancy expense increased to $358,000 for the quarter ended March 31, 2004 compared to $317,000 for the quarter ended March 31, 2003 due to normal increases in rent, the addition of two new SBA loan production offices and other occupancy related expenses.

Professional services, including legal, accounting, regulatory and consulting, increased to $430,000 for the quarter ended March 31, 2004 compared to $317,000 for the quarter ended March 31, 2003 due to the implementation of the Sarbanes-Oxley Act of 2002 and the use of consultants to assist in creating additional efficiencies in the Company.

Depreciation and amortization expense declined to $190,000 for the quarter ended March 31, 2004 compared to $210,000 due to the decrease in the amount of premises and equipment, which declined from $4.1 million as of March 31, 2003 to $3.7 million as of March 31, 2004. The decline is the result of normal amortization of premises and equipment.

Data processing expense increased 13.13% to $181,000 for the quarter ended March 31, 2004 compared to $160,000 for the quarter ended March 31, 2003 due to the increase in both deposits and loans as well as normal cost increases. Transaction accounts (interest bearing checking, demand deposits, money market and savings accounts) increased 31% to $197.2 million as of March 31, 2004 compared to $150.3 million as of March 31, 2003. Total gross loans increased 18.76% to $424.4 million as of March 31, 2004 compared to $357.4 million as of March 31, 2003.

Office expenses remained approximately the same at $163,000 and $162,000 for the quarters ended March 31, 2004 and 2003, respectively.

Increases in operating expenses are due to the normal expansion of our operations. Other expenses increased 16.40% to $731,000 for the quarter ended March 31, 2004 compared to $628,000 for the quarter ended March 31, 2003. Total assets increased 18.15% to $502.4 million as of March 31, 2004 compared to $425.2 million as of March 31, 2003.

Provision for Income Taxes

The effective income tax rate was 37.40% for the three months ended March 31, 2004 compared to 41.2% for the three months ended March 31, 2003. The effective tax rate declined in the three months ended March 31, 2004 due to investments which generate income tax credits. See “Financial Condition – Investments” section of this discussion for further information. Provisions for income taxes totaled $1.1 million and $788,000 for the three months ended March 31, 2004 and 2003, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2004 compared to December 31, 2003

The demand for our banking products has led to continued increases in loans and deposits during the first quarter of 2004. As of March 31, 2004, total assets were $502.4 million, an increase of 21.53% (annualized) compared to $476.7 million as of December 31, 2003. Total gross loans increased to $424.4 million as of March 31, 2004 compared to $402.0 million as of December 31, 2003. Total deposits increased to $429.1 million as of March 31, 2004 compared to $393.1 million as of December 31, 2003. Short term borrowing declined to $13.0 million as of March 31, 2004 compared to $25.0 million as of December 31, 2003. Stockholders’ equity increased to $38.9 million as of March 31, 2004 compared to $37.1 million as of December 31, 2003.

Investments

Our investment portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA pass through securities and overnight investments in the Federal Funds market. Our held to maturity portfolio declined to $6.7 million as of March 31, 2004 compared to $7.7 million as of December 31, 2003. The decrease in held to maturity securities was due to the maturing or prepayment of agency bonds and mortgage backed securities. Of the $6.7 million, $4.0 million were held as collateral for public funds, treasury, tax and loan deposits and for other purposes at March 31, 2004.

Our available for sale portfolio declined to $15.6 million as of March 31, 2004 compared to $15.9 million as of December 31, 2003. The available for sale portfolio is made up of agency mortgage backed securities that are readily marketable and are marked to market on a monthly basis. The decrease in held to maturity securities was due to the maturing or prepayment of agency bonds and mortgage backed securities. Of the $15.6 million, a single security of $1.4 million was pledged as additional security for our interest rate swap. The collateral requirement for the interest rate swap is the greater of the mark to market value of the swap or $945,000. Therefore, as interest rates increase, it is probable that the collateral required will increase. In addition to the security pledged for the swap, $5.2 million of the $15.6 million portfolio was held as collateral for public funds, treasury, tax and loan deposits and for other purposes at March 31, 2004.

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on a level-yield method over the life of the related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $2.7 million as of March 31, 2004. The Company’s usage of tax credits approximated $107,000 and $8,000 during the quarters ended March 31, 2004 and 2003, respectively. Investment amortization amounted to $61,000 and $11,000 for the quarters ended March 31, 2004 and 2003, respectively. As of March 31, 2004, the investment in these partnerships totaled $1.4 million compared to $1.5 million as of December 31, 2003. The Company had a commitment to fund an additional $1.4 million to these partnerships as of March 31, 2004.

Average Federal Funds sold for the three months ended March 31, 2004 were $15.5 million compared to $9.0 million for the three months ended March 31, 2003.

We held $569,000 in Federal Reserve Bank stock as of March 31, 2004 and December 31, 2003. We held $1,814,000 in Federal Home Loan Bank stock as of March 31, 2004 compared to $1,430,000 as of December 31, 2003.

The following table sets forth the carrying values and estimated fair values of our held to maturity portfolio at the dates indicated:

	At March 31,		At December 31,
	2004		2003
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value
	(dollars in thousands)
U.S. Government agency and other securities	$1,001	$1,009	$1,501	$1,523
Agency mortgage backed securities	4,738	4,854	5,213	5,305
SBA pass through securities	965	973	973	979

Total Securities	$6,704	$6,836	$7,687	$7,807

The contractual maturities held to maturity at March 31, 2004 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
U.S. Government agency securities
Due in one year or less	$500	$507	6.33%
Due greater than one year through five years	501	503	4.27%

Subtotal U.S. Government agencies	1,001	1,010	5.30%
Mortgage backed securities
Due greater than one year through five years	370	378	4.76%
Due greater than five years through ten years	1,493	1,548	5.08%
Mortgage backed securities due greater than ten years	2,875	2,927	4.91%

Subtotal mortgage backed securities	4,738	4,853	4.95%
SBA pass through securities
Due greater than ten years	965	973	3.27%

Total	$6,704	$6,836	4.76%

Loans

As a result of increased loan origination and reduced loan sales, total gross loans have increased to $424.4 million as of March 31, 2004 compared to $402.0 million as of December 31, 2003. We service the SBA 7a loans that we sell. Total SBA 7a loans serviced increased to $139.1 million as of March 31, 2004 compared to $137.0 million as of December 31, 2003.

Loan Origination and Sale. The following table sets forth our loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the three months ended March 31,
	2004	2003
	(dollars in thousands)
Beginning balance	$394,211	$339,471
Loans originated for sale:
Real estate:
One-to four-family	—	2,353
Commercial	23,560	11,923

Total loans originated for sale	23,560	14,276
Loans sold:
Real estate:
One-to four-family	—	6,645
Commercial	15,028	15,833

Total loans sold	15,028	22,478
Loans originated for investment:
Commercial loans	11,195	7,935
Real estate:
Construction loans	24,338	29,059
Commercial	24,536	23,045
Consumer	110	672

Total loans originated	60,179	60,711
Less:
Principal repayments	46,304	40,456
Other net charges (1)	190	433

Total Loans	$416,428	$351,091

(1)	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Loans held for sale are accounted for at the lower of cost or market at any given reporting date. Market is determined by obtaining estimated pricing from third party investors in similar types of product and considers loan type, maturity, interest rate, margin (if applicable) and other factors. As of March 31, 2004, loans held for sale totaled $77.9 million compared to $69.1 million as of December 31, 2003. For the three months ended March 31, 2004 and 2003, there were no lower of cost or market adjustments to loans held for sale.

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

	At March 31,		At December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$22,417	5.28%	$20,590	5.12%
Aircraft loans	30,632	7.22%	30,368	7.55%
Real estate:
Construction loans	67,700	15.95%	66,957	16.66%
Secured by
One- to four-family	7,700	1.81%	9,671	2.41%
Commercial	292,678	68.98%	270,367	67.26%
Consumer:
Home equity lines of credit	1,278	0.30%	1,933	0.48%
Other	1,972	0.46%	2,085	0.52%

Total Gross loans outstanding	424,377	100.00%	401,971	100.00%
Deferred loan fees and unamortized gains	(2,521)		(2,549)
Allowance for loan losses	(5,428)		(5,210)

Net loans held for investment and held for sale	$416,428		$394,212

SBA loans serviced for others	$139,100		$136,966

Loan Maturity

The following table sets forth the contractual maturities of our gross loans at March 31, 2004:

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$10,953	$4,561	$2,842	$4,061	$22,417
Aircraft loans	549	124	190	29,769	30,632
Real estate:
Construction loans	62,187	1,357	—	4,156	67,700
Secured by one- to four-family residential properties	2,699	2,114	365	2,522	7,700
Secured by commercial properties	50,711	25,131	15,336	201,500	292,678
Consumer:
Home equity lines of credit	—	92	—	1,186	1,278
Other	520	620	560	272	1,972

Total gross loans held for investment and held for sale	$127,619	$33,999	$19,293	$243,466	$424,377

Non-performing assets. Non-performing assets consist of non-performing loans, Other Real Estate Owned (“OREO”) and repossessed assets. Non-performing loans are those loans which have (i) been placed on non-accrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under our asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on non-accrual status.

The following table sets forth our non-performing assets at the dates indicated:

	March 31, 2004	December 31, 2003
	(dollars in thousands)
Non-accrual loans	$973	$961
Troubled debt restructurings	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—

Total non-performing loans	973	961
Repossessed assets	450	458

Total non-performing assets	$1,423	$1,419

SUPPLEMENTAL DATA
Undisbursed portion of construction and other loans	$100,439	$101,526
Government guaranteed portion of total loans	$32,207	$30,360
Non-performing loans, net of government guarantees	$397	$271

Total non-performing loans/gross loans	0.23%	0.24%
Total non-performing assets/total assets	0.28%	0.30%
Total non-performing loans, net of guarantees/gross loans	0.09%	0.07%
Total non-performing assets, net of guarantees/total assets	0.17%	0.15%

Allowance for loan losses	$5,428	$5,210
Net charge offs to average loans outstanding (1Q04 vs 1Q03)	0.01%	0.06%
Loan loss allowance/loans, gross	1.28%	1.30%
Loan loss allowance/loans held for investment	1.58%	1.58%
Loan loss allowance/non-performing loans	557.86%	542.14%
Loan loss allowance/total assets	1.08%	1.09%
Loan loss allowance/non-performing assets	381.45%	367.16%
Loan loss allowance/non-performing loans, net of guarantees	1367.25%	1922.51%
Loan loss allowance/non-performing assets, net of guarantees	640.85%	714.68%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of March 31, 2004 and December 31, 2003 all impaired or non-accrual loans were collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of March 31, 2004 we had five loans on non-accrual status totaling $973,000 with $576,000, or 59%, guaranteed by the government. As of December 31, 2003, we had five loans on non-accrual status totaling $961,000. Of this total, $690,000, or 72%, was guaranteed by the government.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $3.3 million as of March 31, 2004 compared to $3.4 million as of December 31, 2003.

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

The allowance for loan losses is maintained to cover losses inherent in the loan portfolio. The responsibility for the review of our assets and the determination of the adequacy of the general valuation allowance lies with management and our Directors’ Loan Committee. They assign the loss reserve ratio for each type of asset and reviews the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

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

In order to determine the appropriate allowance for loan losses, our management and Directors’ Loan Committee meet monthly to review the portfolio. To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the estimate of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information that has become available.

The following table sets forth information regarding our allowance for loan losses at the dates and for the periods indicated:

	At or for the three months ended March 31,
	2004	2003
	(dollars in thousands)
Balance at beginning of period	$5,210	$3,945
Chargeoffs:
Real estate loans:
One- to four- family	—	—
Commercial	—	—
Commercial	11	65
Aircraft	—	—
Consumer	8	5

Total chargeoffs	19	70
Recoveries:
Real estate loans:
One- to four-family	—	—
Commercial	—	20
Commercial	—	—
Aircraft	—	—
Consumer	7	—

Total recoveries	7	20

Net chargeoffs	12	50
Reclassification of reserve for losses on commitments to extend credit	2	(10)
Provision for loan losses	228	381

Balance at end of period	$5,428	$4,266

Net charge offs to average loans (annualized)	0.01%	0.06%
Reserve for losses on commitments to extend credit*	$201	$183

*	During the three months ended March 31, 2004 and 2003, there have been no charge offs or recoveries on commitments to extend credit. The reserve for losses on commitments to extend credit is included in other liabilities on the balance sheet of the Company.

As of March 31, 2004 the balance in the allowance for loans losses was $5.4 million compared to $5.2 million as of December 31, 2003. In addition, the reserve for losses on commitments to extend credit was $201,000 as of March 31, 2004 compared to $203,000 as of December 31, 2003. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $100.4 million as of March 31, 2004 compared to $101.5 million as of December 31, 2003. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels for each category based upon loan type as well as economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

As of March 31, 2004 the allowance was 1.28% of total gross loans compared to 1.30% as of December 31, 2003. As a percent of loans held for investment, the allowance was 1.58% as of March 31, 2004 and December 31, 2003. During the three months ended March 31, 2004, there were no major changes in loan concentrations that affected the allowance for loan losses. There have been no significant changes in estimation methods during the periods presented. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced, or expected trends within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 557.86% as of March 31, 2004 compared to 542.14% as of December 31, 2003. Management believes the allowance at March 31, 2004 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net charge offs for the three months ended March 31, 2004 totaled $12,000, or 0.01% (annualized) of average loans outstanding, compared to $50,000, or 0.06% (annualized), for the three months ended March 31, 2003. Our management and Directors’ Loan Committee have also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. Our management and Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, the market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other real estate owned and repossessed assets. There were no OREOs as of March 31, 2004 or December 31, 2003. As of March 31, 2004, the repossessed asset in the amount of $450,000 was a small aircraft.

Deposits and Borrowings

Total deposits increased to $429.1 million as of March 31, 2004 compared to $393.1 million as of December 31, 2003. Interest bearing deposits increased to $325.3 million as of March 31, 2004 compared to $324.5 million as of December 31, 2003. Non-interest bearing deposits increased to $76.7 million as of March 31, 2004 compared to $68.7 million as of December 31, 2003. Total wholesale deposits were $72.5 million as of March 31, 2004 compared to $59.5 million as of December 31, 2003. Total retail banking deposits increased 28% (annualized) to $356.6 million as of March 31, 2004 compared to $333.6 million as of December 31, 2003. The increase in retail deposits is consistent with our strategy to grow our core deposit base and has occurred because of our expansion, including the addition and growth of our retail banking offices. We plan to open an additional branch in 2004 in the City of Murrieta, California.

During the first quarter of 2000, we issued $10 million in Trust Preferred Securities, which are debt-like securities that are designated as additional capital for regulatory purposes. In September 2003, we issued an additional $5 million in Trust Preferred Securities. These securities are classified as long term debt on the balance sheet. The average balance outstanding was $14.9 million for the three months ended March 31, 2004 compared to $10.0 million for the three months ended March 31, 2003. Proceeds from the issuance of Trust Preferred Securities were used to provide additional capital to the Bank, and, in the case of the $10 million issued in 2000, pay off debt. In December 2002, we entered into an interest rate swap that exchanged our fixed rate coupon of 11% on the $10 million Trust Preferred Security issued in 2000 for a floating rate that resets semiannually at 5.455% over the six month LIBOR.

Short term borrowings totaled $13.0 million as of March 31, 2004 compared to $25.0 million as of December 31, 2003. We maintain a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to increase our liquidity.

Capital

Our stockholders’ equity increased to $38.9 million as of March 31, 2004 compared to $37.1 million as of December 31, 2003. The increase in stockholders’ equity is a result of net income of $1.9 million for the three months ended March 31, 2004 combined with proceeds from the exercise of stock options, less the cash dividend paid during the quarter.

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

The sale of the common stock is exempt from the registration provisions of the Securities Act of 1933 by the virtues of Section 4(2) of such Act and Regulation D promulgated pursuant thereto inasmuch as the sale was limited to 25 investors of which all were “accredited investors” within the meaning of Regulation D. The Company has filed a S-3 registration statement with the SEC for purposes of registering the shares from the private placement.

On September 17, 2003, the Company’s wholly owned subsidiary, Community (CA) Statutory Capital Trust II (“Trust II”), a Connecticut business trust, issued $5 million of Floating Rate Capital Trust Pass-through Securities, with a liquidation value of $1,000 per share. The securities, which mature in 2033, are callable at par after five years, pay cash distributions at a per annum rate and reset quarterly at the three month LIBOR plus 2.95%. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $4.9 million from the Trust upon issuance of the junior subordinated debentures, of which $4.75 million was contributed to the Bank to increase its capital. The $5 million is included in long term debt on the books of the Company, while the net $4.9 million is in cash and cash equivalents.

On February 26, 2004, the Company announced the payment of a cash dividend of $0.05 per common share (payable on March 31, 2004) and the initiation of a policy of paying quarterly cash dividends. From 1998 until the first quarter of 2004, the Company had paid no cash dividends. Whether or not any cash dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Community Bancorp’s and the Bank’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends.

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

At March 31, 2004 and December 31, 2003, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank. As of March 31, 2004, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 13.29% compared to 13.39% as of December 31, 2003. The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 12.04% as of March 31, 2004 compared to 12.14% as of December 31, 2003. The Bank’s regulatory Tier 1 Capital to average assets ratio was 10.87% as of March 31, 2004 compared to 10.90% as of December 31, 2003.

As of March 31, 2004, our regulatory total capital to risk-weighted assets ratio was 13.54% compared to 13.77% as of December 31, 2003. Our regulatory Tier 1 Capital to risk-weighted assets ratio was 11.82% as of March 31, 2004 compared to 11.88% as of December 31, 2003. Our regulatory Tier 1 Capital to average assets ratio was 10.67% as of March 31, 2004 and December 31, 2003.

Financial Borrowings and Commitments

As of March 31, 2004 the financial borrowings and commitments having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Trust Preferred Securities	Total Commitments
	(dollars in thousands)
2004	$775	$—	$775
2005	1,134	—	1,134
2006	1,162	—	1,162
2007	1,019	—	1,019
2008	927	—	927
Thereafter	4,435	15,000	19,435

Total	$9,452	$15,000	$24,452

In addition to the above, we have commitments to extend credit on undisbursed construction and other loans totaling $100.4 million as of March 31, 2004.

The Company has a credit line with the FHLB with a limit of $41.5 million as of March 31, 2004, with a balance outstanding of $13.0 million. In addition, we have credit lines with other correspondent banks of $15.0 million. There were no advances against these lines as of March 31, 2004. The $13.0 million in advances from the FHLB have a remaining term of less than one year.

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

We experienced net cash outflows from operating activities of $6.9 million during the three months ended March 31, 2004 compared to net cash inflows of $10.6 million during the three months ended March 31, 2003. Net cash outflows from operating activities during the first three months of 2004 were primarily due to the origination of loans held for sale in excess of proceeds from the sale of loans, partially offset by our net income. Net cash inflows from operating activities during the first three months of 2003 were primarily from the proceeds from the sale of loans held for sale in excess of the origination of loans held for sale, combined with our net income. Net cash outflows from investing activities totaled $20.6 million and $16.1 million during the three months ended March 31, 2004 and 2003, respectively. Net cash outflows from investing activities for the three months ended March 31, 2004 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment, combined with the increase in federal funds sold. Net cash outflows from investing activities for the three months ended March 31, 2003 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment, partially offset by the sale of trading securities in excess of the purchase of trading securities. We experienced net cash inflows from financing activities of $23.8 million and $9.0 million during the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, interest bearing and non-interest bearing deposits increased $27.9 million and $8.1 million, respectively. This increase was partially offset by a net decrease in short term borrowing. During the first three months of 2003 net cash inflows were primarily from increases in short term borrowing.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At March 31, 2004 our available borrowing capacity includes approximately $15.0 million in federal funds line facilities and $28.5 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At March 31, 2004, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the three months ended March 31, 2004, and 2003 there were no dividends paid by the Bank to Community Bancorp Inc. As of March 31, 2004, approximately $11.5 million of undivided profits of the Bank were available for dividends to the Company.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which the Company has: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging or research and development services with the Company.

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letter of credit, and standby letter of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 14 of the Company’s consolidated financial statements contained in the Company’s December 31, 2003 10-K.

In the ordinary course of business, the Company is party to various operating leases. For a fuller discussion of these financial instruments, refer to Note 13 of the Company’s consolidated financial statements contained in the Company’s December 31, 2003 10-K.

In connection with the $15 million in debt securities discussed in “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

In the ordinary course of business, the Company entered into an interest rate swap to effectively convert the 11% fixed rate interest payments on $10 million of its debt securities to variable payments. For a fuller discussion of this financial instrument, refer to Note 8 of the Company’s consolidated financial statements contained in the Company’s December 31, 2003 10-K.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of March 31, 2004, 85.68% of our loan portfolio was tied to adjustable rate indices. The majority of the loans are tied to prime and reprice immediately. The exceptions are SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of March 31, 2004, 54.04% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of March 31, 2004, 35.71% of our borrowings were fixed rate with an average remaining term of 26 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate trust preferred securities to variable rate liabilities with a six month adjustment period. The Gap table on page 33 reflects the affects of this interest rate swap.

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

Our Asset/Liability Committee (“ALCO”) is responsible for managing our assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. The ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

The ALCO seeks to stabilize our NII by matching rate-sensitive assets and liabilities through maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates. The speed and velocity of the repricing assets and liabilities will also contribute to the effects on our NII, as will the presence or absence of periodic and lifetime interest rate caps and floors.

We utilize two methods for measuring interest rate risk: gap analysis and interest income simulations. Gap analysis focuses on measuring absolute dollar amounts subject to repricing within certain periods of time, particularly the one year maturity horizon. Interest income simulations are produced using a software model that is based on actual cash flows and repricing characteristics for all of our financial instruments and incorporate market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments.

GAP ANALYSIS

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

At March 31, 2004, 54.04% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging twelve months. The remaining, weighted average term to maturity for our CD accounts approximated six months at March 31, 2004. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $120.5 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of March 31, 2004, with rates being paid between 0.15% and 1.00%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers will no longer maintain the deposit with us.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of March 31, 2004. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of March 31, 2004

	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$232,411	$15,577	$38,357	$76,509	$760	$363,614
Fixed rate loans, gross (1)(2)	9,848	9,155	4,632	11,682	25,446	60,763
Investments:
Investment securities held-to-maturity	1,465	—	—	3,066	2,173	6,704
Investment securities available-for-sale	—	—	—	15,551	—	15,551
Federal funds sold	25,385	—	—	—	—	25,385
Other investments	1,198	—	—	—	2,383	3,581

Total interest sensitive assets	270,307	24,732	42,989	106,808	30,762	475,598

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	76,725	76,725
Interest bearing (1)	200,504	63,585	81,073	7,165	—	352,327
Other Borrowings (3)	18,000	10,063	—	—	—	28,063

Total interest sensitive liabilities	$218,504	$73,648	$81,073	$7,165	$76,725	$457,115

GAP Analysis
Interest rate sensitivity gap	$51,803	$(48,916)	$(38,084)	$99,643	$(45,963)	$18,483
GAP as % of total interest sensitive assets	10.89%	-10.29%	-8.01%	20.95%	-9.66%	3.89%
Cumulative interest rate sensitivity gap	$51,803	$2,887	$(35,197)	$64,446	$18,483	$18,483
Cumulative gap as % of total interest sensitive assets	10.89%	0.61%	-7.40%	13.55%	3.89%	3.89%

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

Static Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on net interest income. Static Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relationship between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as non-interest-bearing demand deposits, in the static Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our behavior more asset sensitive than is indicated in the static Gap analysis. Management expects to experience higher net interest income in the 0-12 month time horizon when rates rise, the opposite of what is indicated by the static Gap analysis.

INTEREST RATE SIMULATIONS

Interest rate simulations provide us with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are normally subjected to up to 300 basis point increases and decreases in interest rates in 100 basis point increments. However, under the current interest rate environment, decreases in interest rates have been simulated at 25, 50 and 100 basis points. Under each interest rate scenario, we project our net interest income. From these results, we can then develop alternatives in dealing with the tolerance thresholds.

We have been originating loans with interest rate floors on adjustable rate loans for the past several years. As of March 31, 2004, we had $226.5 million of loans with floors outstanding. Of this total, $213.9 million, or 94%, were at their floor and had a weighted average rate of 6.36%. The contractual weighted average margin over prime of this portfolio was 1.18% as of March 31, 2004, and therefore, based on the current prime rate of 4.00%, the prime rate would have to increase 1.18% before this portfolio would begin to see an increase in yield. The effects of these floors can be seen in the simulation analysis below by looking at the $144,000 increase in projected net interest income between the current rates and a 100 basis point increase in rates, compared to the $1.7 million increase in projected net interest income with a 200 basis point increase in rates. The difference between the 100 basis point increase simulation and the 200 basis point increase simulation is $1,593,000, or $1,449,000 greater than the difference between the current interest rate simulation and the 100 basis point simulation.

The following table shows the effects of changes in projected net interest income for the twelve months ending March 31, 2005 under the interest rate shock scenarios stated. The table was prepared as of March 31, 2004, at which time prime was 4.00%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
	(dollars in thousands)
+ 300 bp	$30,053	$3,591	13.57%
+ 200 bp	$28,199	$1,737	6.56%
+ 100 bp	$26,606	$144	0.54%
0 bp	$26,462
- 25 bp	$26,502	$40	0.15%
- 50 bp	$26,542	$80	0.30%
- 100 bp	$26,621	$159	0.60%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II OTHER INFORMATION

Item 1 Legal Proceedings

None to report.

Item 2 Changes in Securities and Use of Proceeds

None to report.

Item 3 Defaults upon senior securities

None to report.

Item 4 Submission of matters to security holders

None to report.

Item 5 Other information

None to report.

Item 6 Exhibits and Reports from 8-K

(a)	Exhibits

	10.20	Contract with FISERV SOLUTIONS INC.
	31.1	Rule 13a-14(a) Certification
	31.2	Rule 13a-14(a) Certification
	32	Section 1350 Certifications

(b)	Reports on Form 8-K

The Company filed an 8-K report under items 7 and 12 on January 30, 2004 announcing earnings for the year and quarter ended December 31, 2003.

The Company filed an 8-K report under items 7 and 9 on February 26, 2004 announcing the initiation of a quarterly cash dividend payable on March 31, 2004.

The Company filed an 8-K report under items 5, 7 and 9 on March 12, 2004 which contained a power point presentation used for investor presentations.

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc.
(Registrant)

Date May 12, 2004	/s/ Michael J. Perdue
Michael J. Perdue
President and Chief Executive Officer

Date May 12, 2004	/s/ L. Bruce Mills, Jr.
L. Bruce Mills, Jr.
Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.20	Contract with FISERV SOLUTIONS INC.

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications