Form 10-Q
period 2004-06-30
COMMUNITY BANCORP INC
filed 2004-08-06
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2004

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

Number of shares of common stock outstanding as of June 30, 2004: 4,385,257

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEET

(June 30, 2004 unaudited)(dollars in thousands, except per share data)

	June 30, 2004	December 31, 2003
ASSETS:
Cash and cash equivalents	$17,716	$17,940
Interest bearing deposits in financial institutions	201	—
Federal funds sold	28,990	17,925
Investments:
Held-to-maturity at amortized cost; pledged $4,951 (2004) and $4,809 (2003), estimated fair value of $4,967 (2004) and $7,807 (2003)	4,951	7,687
Available-for-sale, at estimated fair value; pledged $13,364 (2004) and $2,849 (2003)	13,364	15,921
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	2,767	1,999
Loans held for investment	354,230	330,302
Less allowance for loan losses	(5,715)	(5,210)

Net loans held for investment	348,515	325,092
Loans held for sale	92,815	69,120
Premises and equipment, net	3,684	3,653
Other real estate owned and repossessed assets	450	458
Affordable housing investments	1,475	1,499
Accrued interest	1,664	1,587
Other assets	6,543	6,136
Income tax receivable	288	—
Deferred tax asset, net	3,618	3,569
Servicing assets, net	3,499	3,247
Interest-only strips, at fair value	1,312	865

Total assets	$531,852	$476,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing	$363,676	$324,466
Non-interest bearing	82,441	68,660

Total deposits	446,117	393,126
Short term borrowing	24,000	25,000
Long term debt	14,406	14,697
Accrued expenses and other liabilities	6,804	6,794

Total liabilities	491,327	439,617

Commitments and Contingencies (Note 7)
Stockholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding; 4,385,257 at June 30, 2004 and 4,364,942 at December 31, 2003	2,741	2,728
Additional paid-in capital	21,001	20,907
Accumulated other Comprehensive Loss, Net of Taxes of $102 (2004) and $53 (2003)	(147)	(75)
Retained earnings	16,930	13,521

Total stockholders’ equity	40,525	37,081

Total liabilities and stockholders’ equity	$531,852	$476,698

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)(dollars in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Interest Income:
Interest on loans	$7,195	$6,344	$14,063	$12,413
Interest on fed funds sold	36	32	72	58
Interest on interest bearing deposits in financial institutions	1	1	2	4
Interest on trading securities	—	31	—	89
Interest on other investments	228	228	494	487

Total interest income	7,460	6,636	14,631	13,051
Interest Expense:
Deposits	1,012	1,362	2,040	2,848
Short term borrowing	30	62	75	137
Long term debt	227	210	452	421

Total interest expense	1,269	1,634	2,567	3,406

Net interest income before provision for loan losses	6,191	5,002	12,064	9,645
Provision for loan losses	285	340	513	721

Net interest income after provision for loan losses	5,906	4,662	11,551	8,924
Other operating income:
Net gain on sale of loans	1,847	1,234	2,986	2,371
Loan servicing fees, net	195	163	393	315
Customer service charges	190	181	384	368
Other fee income	294	206	621	512

Total other operating income	2,526	1,784	4,384	3,566
Other operating expenses:
Salaries and employee benefits	2,755	2,383	5,218	4,721
Occupancy	335	322	693	639
Professional services	654	288	1,084	605
Depreciation and amortization	186	204	376	414
Data processing	236	174	417	334
Office expenses	165	154	328	316
Other expenses	924	700	1,655	1,328

Total other operating expenses	5,255	4,225	9,771	8,357

Income before taxes	3,177	2,221	6,164	4,133
Income taxes	1,200	858	2,317	1,646

Net income	1,977	1,363	3,847	2,487
Other comprehensive income - unrealized gain on available for sale securities, net of income taxes of ($140) (2Q 2004) and ($49) ( YTD 2004) and $17 (2Q 2003) and $18 ( YTD 2003)	(202)	23	(73)	26
Comprehensive income	$1,775	$1,386	$3,774	$2,513

Basic earnings per share	$0.45	$0.38	$0.88	$0.69

Diluted earnings per share	$0.42	$0.36	$0.82	$0.66

Average shares outstanding for basic earnings per share	4,383,815	3,603,509	4,376,951	3,582,301
Average shares outstanding for diluted earnings per share	4,687,753	3,821,984	4,674,925	3,776,485

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$3,847	$2,487
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	376	414
Provision for loan losses	513	721
Net amortization (accretion) of premiums (discounts) on investment securities	59	127
Amortization of Affordable Housing Investment	140	30
Loan origination fees and gains on loan sales deferred, net of loan origination costs deferred	202	389
Cash portion of gain on sale of loans	(2,514)	(2,266)
Change in unrealized gain on interest-only strips	101	93
Capitalization of interest-only strips	(548)	(138)
Capitalization of servicing asset	(458)	(441)
Amortization of servicing asset	204	172
Change in valuation allowance for servicing asset	2	(15)
Loss on trading securities	—	16
Unrealized (gain) loss on interest rate swap agreement	291	(465)
Unrealized hedging gain on trust preferred securities	(291)	465
Origination of loans held for sale	(65,343)	(33,349)
Proceeds from sale of loans held for sale	37,520	45,083
Decrease in restricted cash	—	1,152
Decrease (increase) in income tax receivable	(288)	220
Decrease in income tax payable	(146)	—
Decrease (increase) in accrued interest and other assets	(474)	(1,433)
Decrease in accrued expenses and other liabilities	(136)	(64)

Net cash provided by operating activities	(26,943)	13,198

Cash flows from investing activities:
Origination of loans held for investment	(139,274)	(126,061)
Proceeds from principal paid on loans held for investment	121,778	86,479
Net change in interest bearing deposits in financial institutions	(201)	—
Purchase of trading securities	—	(23,090)
Sale of trading securities	—	36,000
Purchases of investments held-to-maturity	—	(1,260)
Maturities of investments held-to-maturity	2,723	7,671
Purchase of available-for-sale investments	—	(4,078)
Maturities of available-for-sale investments	2,390	422
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(768)	(738)
Proceeds from sale of OREO and repossessed assets	8	—
Increase in Affordable Housing Investment	(126)	(960)
Purchases of premises and equipment	(407)	(111)
Net (increase) decrease in Federal Funds sold	(11,065)	(1,015)

Net cash used in investing activities	(24,942)	(26,741)

See accompanying notes to the unaudited consolidated financial statements	(continued)

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from financing activities:
Net increase/(decrease) in deposits:
Interest bearing	$39,210	$(3,245)
Non-interest bearing	13,781	12,351
Proceeds from exercise of stock options	108	378
Cash dividends paid	(438)	—
Net (decrease) increase in short term borrowing	(1,000)	10,332

Net cash provided by financing activities	51,661	19,816

Net increase (decrease) in cash and cash equivalents	(224)	6,273
Cash and cash equivalents at beginning of period	17,940	11,814

Cash and cash equivalents at end of period	$17,716	$18,087

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on time deposits	1,926	3,465
Interest on other borrowings	517	550

Total interest paid	$2,443	$4,015

Income Taxes	$2,755	$1,425

Supplemental disclosure of non-cash investing activities:
Loans transferred to other real estate owned	$—	$721

Loans held for sale transferred to held for investment	$689	$1,493

Loans held for investment transferred to held for sale	$1,072	$6,757

Change in unrealized gains on available-for-sale securities net of income tax benefit of ($49) and expense of $18, respectively, recorded in Other Comprehensive Income	$(73)	$26

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(unaudited)

Note 1 Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiary Community National Bank (the “Bank”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions. We also have two unconsolidated subsidiaries, Community (CA) Capital Trust I (“Trust I”) and Community (CA) Capital Statutory Trust II (“Trust II”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2004, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2004 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the end of the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of loan servicing rights, interest only strips and the allowance for estimated loan losses

Certain prior year amounts, including segment information, have been reclassified to conform to the current period’s presentation.

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

Note 4 Stock Option Plans

At June 30, 2004, the Company had three stock option plans, which are described more fully in Note 12 in the Company’s 2003 Annual Report on Form 10-K. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months and nine months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$1,977	$1,363	$3,847	$2,487
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(59)	(52)	(116)	(80)

Proforma net income	$1,918	$1,311	$3,731	$2,407

Basic income per share, as reported	$0.45	$0.38	$0.88	$0.69
Proforma basic income per share	$0.44	$0.36	$0.85	$0.67

Diluted income per share, as reported	$0.42	$0.36	$0.82	$0.66
Proforma diluted income per share	$0.41	$0.34	$0.80	$0.64

The per share weighted average fair value of stock options granted under the plans during the three months ended June 30, 2004 were $10.20 compared to $4.92 for the three months ended June 30, 2003. The fair value of the options were estimated at grant date using a Black-Scholes single option pricing model with the following weighted average assumptions: Three months ended June 30, 2004 - expected dividend yield of 0.99%, a weighted average risk free interest rate of 3.93%, an expected life of 5.0 years and a volatility of 46.80%; Three months ended June 30, 2003 - no expected dividend yield, a risk free interest rate of 1.39%, an expected life of 5.0 years and a volatility of 40.68%.

The per share weighted average fair value of stock options granted under the plans during the six months ended June 30, 2004 were $9.30 compared to $3.95 for the six months ended June 30, 2003. The fair value of the options were estimated at grant date using a Black-Scholes single option pricing model with the following weighted average assumptions: Six months ended June 30, 2004 - expected dividend yield of 1.06%, a weighted average risk free interest rate of 3.39%, an expected life of 5.0 years and a volatility of 47.41%; Six months ended June 30, 2003 - no expected dividend yield, a risk free interest rate of 1.47%, an expected life of 5.0 years and a volatility of 40.73%.

Note 5 Loans and Related Allowance for Loan Losses:

A summary of loans is as follows:

	June 30, 2004			December 31, 2003
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Construction loans	$—	$66,084	$66,084	$—	$66,957	$66,957
Real estate one- to four-family	—	6,794	6,794	—	9,671	9,671
Real estate multi-family	—	7,018	7,018	—	6,440	6,440
Real estate commercial	92,792	223,474	316,266	69,148	194,779	263,927
Consumer home equity lines of credit	—	1,465	1,465	—	1,933	1,933
Other consumer	—	1,659	1,659	—	2,085	2,085
Commercial	—	21,642	21,642	—	20,590	20,590
Aircraft	—	28,869	28,869	—	30,368	30,368

Total gross loans	92,792	357,005	449,797	69,148	332,823	401,971

Deferred loan origination costs (fees)	239	(804)	(565)	181	(781)	(600)
Discount on unguaranteed portion of SBA loans retained	(216)	(1,971)	(2,187)	(209)	(1,740)	(1,949)
Allowance for loan losses	—	(5,715)	(5,715)	—	(5,210)	(5,210)

Net loans	$92,815	$348,515	$441,330	$69,120	$325,092	$394,212

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

Note 6 Sales and Servicing of SBA 7a Loans:

The Company originates loans to customers under the SBA 7a program that generally provides for SBA guarantees of 70% to 85% of each loan. The Company sells a portion of the SBA 7a loans originated. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loans using the interest method.

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

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of June 30, 2004 and December 31, 2003, the valuation allowance for the servicing assets was $36,000 and $35,000, respectively. In estimating fair values at June 30, 2004 and December 31, 2003, the Company utilized a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three and six months ended June 30, 2004 and 2003. At June 30, 2004 and December 31, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

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

Commitments to extend credit amounting to $32,196,000 and $37,470,000 were outstanding at June 30, 2004 and December 31, 2003, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has undisbursed portions of construction loans totaling $100,386,000 and $100,014,000 as of June 30, 2004 and December 31, 2003, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $2,626,000 and $1,512,000 were outstanding at June 30, 2004 and December 31, 2003, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

Undisbursed lines of credit amounting to $23,836,000 and $25,845,000 were outstanding at June 30, 2004 and December 31, 2003, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan in their discretion and may expire between one and eighteen months.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. The Company has a reserve for losses on commitments to extend credit totaling $203,000 as of June 30, 2004 and December 31, 2003.

As of June 30, 2004 and December 31, 2003, the Company had no non-mandatory commitments to sell loans.

In December 2002, the Company entered into an interest rate swap agreement with a third party. The terms of the agreement include, amongst other things, a collateral requirement which would offset any credit risk between the Company and the third party. The collateral requirement is the greater of the mark-to-market value of the interest rate swap agreement or $945,000. As of June 30, 2004, the collateral requirement was $1.4 million. Should interest rates increase, it is probable that the mark-to-market value of the interest rate swap will exceed the minimum requirement of $945,000, which would require additional securities or other collateral to be pledged. As of June 30, 2004 and December 31, 2003, the Company pledged one agency mortgage backed security classified as available for sale as collateral with a market value of $1.7 million and $1.5 million, respectively. The unrealized loss on the interest rate swap was ($594,000) and ($303,000) as of June 30, 2004 and December 31, 2003, respectively. The unrealized gains or losses on the interest rate swap are recorded as other assets or liabilities with the corresponding change in the amount of liability for the Trust Preferred Security. The change in unrealized gains or losses on the interest rate swap is offset by the corresponding changes in the unrealized gains or losses on the Trust Preferred Securities in the accompanying consolidated income statements.

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

In connection with the $15.0 million in outstanding debt securities reflecting the issuance of trust preferred securities, the Company issued the full and unconditional payment guarantee of certain accrued distributions.

Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Note 8 Subsequent Events:

On June 28, 2004, the Company entered into a definitive agreement to acquire Cuyamaca Bank, N.A. (OTCBB:CUYA), a commercial bank, with assets of approximately $116.8 million for an aggregate purchase price estimated at $25.2 million. Under the agreement, Cuyamaca Bank will be merged with and into Community National Bank, the wholly-owned subsidiary of the Company. Shareholders of Cuyamaca will have the right to select cash, common stock of the Company or a combination in exchange for their shares of Cuyamaca. The agreement provides that 70% of the total consideration must be in common stock of the Company. The transaction is expected to be closed in the third quarter of 2004.

Cuyamaca Bank, which was founded in 1983, operates banking offices in the east San Diego County cities of Santee, El Cajon, and La Mesa and in the north San Diego County city of Encinitas. It also has an SBA Department in La Mesa. The acquisition is subject to, among other things, approval by bank regulators and shareholder approval of Cuyamaca Bank.

Note 9 Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the six months ended June 30,
	2004			2003
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$3,847			$2,487

Basis EPS Earnings available to common shareholders	$3,847	4,376,951	$0.88	$2,487	3,582,301	$0.69
Effect of Dilutive Securities Options	—	297,974	(0.06)	—	194,184	(0.03)

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$3,847	4,674,925	$0.82	$2,487	3,776,485	$0.66

	For the three months ended June 30,
	2004			2003
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$1,977			$1,363

Basis EPS Earnings available to common shareholders	$1,977	4,383,815	$0.45	$1,363	3,603,509	$0.38
Effect of Dilutive Securities Options	—	303,938	(0.03)	—	218,475	(0.02)

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$1,977	4,687,753	$0.42	$1,363	3,821,984	$0.36

Note 10 Segment Information

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

	For the six months ended June 30,
	2004			2003
	Banking Division	SBA Division	Total Company	Banking Division	SBA Division	Total Company
	(dollars in thousands)
Interest income	$12,347	$2,284	$14,631	$11,141	$1,910	$13,051
Interest expense	(1,939)	(628)	(2,567)	(2,669)	(737)	(3,406)

Net interest income before provision	10,408	1,656	12,064	8,472	1,173	9,645
Provision for loan losses	(450)	(63)	(513)	(523)	(198)	(721)
Other income	1,574	2,810	4,384	1,555	2,011	3,566
Other expenses	(7,977)	(1,794)	(9,771)	(6,888)	(1,469)	(8,357)

Income before income taxes	3,555	2,609	6,164	2,616	1,517	4,133
Income taxes	(1,247)	(1,070)	(2,317)	(1,015)	(630)	(1,646)

Net income	$2,308	$1,539	$3,847	$1,601	$886	$2,487

Assets employed at quarter end	$448,831	$83,021	$531,852	$373,512	$65,292	$438,804

	For the three months ended June 30,
	2004			2003
	Banking Division	SBA Division	Total Company	Banking Division	SBA Division	Total Company
	(dollars in thousands)
Interest income	$6,296	$1,164	$7,460	$5,690	$946	$6,636
Interest expense	(958)	(311)	(1,269)	(1,331)	(303)	(1,634)

Net interest income before provision	5,338	853	6,191	4,359	643	5,002
Provision for loan losses	(326)	41	(285)	(147)	(193)	(340)
Other income	849	1,677	2,526	936	848	1,784
Other expenses	(4,278)	(977)	(5,255)	(3,480)	(745)	(4,225)

Income before income taxes	1,583	1,594	3,177	1,668	553	2,221
Income taxes	(546)	(654)	(1,200)	(628)	(230)	(858)

Net income	$1,037	$940	$1,977	$1,040	$323	$1,363

Asset employed at quarter end	$448,831	$83,021	$531,852	$373,512	$65,292	$438,804

Note 11 Recent Accounting Developments:

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

In March of 2004, the Emerging Issues Task Force (EITF) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1) as applicable to debt and equity securities that are within the scope of SFAS 115 Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. An investment is impaired if the fair value of the investment is less than its cost including adjustments for amortization, accretion, foreign exchange, and hedging. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The investor should consider its cash or working capital needs to assess its intent and ability to hold an investment for a reasonable period of time for the recovery of fair value up to or beyond the cost of the investment. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. In addition, the severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. The Company is currently evaluating the impact of the new accounting guidance on its process for determining whether other-than-temporary declines exist within its debt and equity investment portfolio. Adoption of this standard may accelerate the timing of losses from declines in value due to interest rates; however, it is not anticipated to have a significant impact on equity as fluctuations in market value of available for sale securities are already reflected in Accumulated Other Comprehensive Income.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and six months ended June 30, 2004. This analysis should be read in conjunction with our 2003 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Community Bancorp Inc. on a consolidated basis.

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

At June 30, 2004, we had total assets of $532 million, total deposits of $446 million and stockholders’ equity of $41 million. We have five full service branches serving the communities of Bonsall, Escondido, Fallbrook, Temecula and Vista and additional SBA loan production offices that originate loans in California, Arizona, Nevada and Oregon. According to the June 30, 2003 FDIC data, our five branches have an 8.1% combined deposit market share within the five cities we serve, which would rank us first among community banks and fourth among all banks and thrifts in these cities.

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

Return to Our Stockholders. Our return to our stockholders is measured in the form of return on average equity (“ROE”), and the potential valuation of the stock price relative to our returns and earnings per share (“EPS”). Our net income for the six months ended June 30, 2004 increased 55% to $3.8 million compared to $2.5 million for the six months ended June 30, 2003. Net income increased due to an increase in net interest income and non-interest income, partially offset by an increase in operating expenses. Basic EPS increased to $0.88 for the six months ended June 30, 2004 compared to $0.69 for the six months ended June 30, 2003. Diluted EPS increased to $0.82 for the six months ended June 30, 2004 compared to $0.66 for the six months ended June 30, 2003. Our ROE was 19.58% for the six months ended June 30, 2004 compared to 22.60% for the six months ended June 30, 2003. The increase in EPS was due to the increase in net income, partially offset by the increase in average shares outstanding as a result of the common equity offering during the third quarter of 2003. The decrease in ROE is due to the increase in average equity outstanding as a result of the common equity private placement in August 2003, partially offset by the increase in net income.

Return on Average Assets. Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the six months ended June 30, 2004 increased to 1.56% compared to 1.17% for the six months ended June 30, 2003. The increase in ROA is due to the increase in net income relative to our increase in average assets.

Development of Core Revenue Streams. Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth and the use of interest rate floors on new loans being originated, combined with improved borrowing costs through the use of an interest rate swap. As a result, our net interest income before provision for loan losses increased 25% to $12.1 million for the six months ended June 30, 2004 compared to $9.6 million for the six months ended June 30, 2003. Our net interest margin has also improved to 5.30% for the six months ended June 30, 2004 compared to 4.89% for the six months ended June 30, 2003.

We have also improved our non-interest income. Non-interest income for the six months ended June 30, 2004 was $4.4 million compared to $3.6 million for the six months ended June 30, 2003. Gain on sale of loans increased to $3.0 million for the six months ended June 30, 2004 compared to $2.4 million for the six months ended June 30, 2003, consistent with the Company’s goal of having an average gain on sale of loans between $1.0 million and $1.5 million per quarter. Loan servicing fees increased 25% to $393,000 for the first half of 2004 compared to $315,000 for the first half of 2003. The increase in loan servicing fees is the result of the increase in loans serviced for others.

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

Customer service charges have increased to $384,000 for the first half of 2004 compared to $368,000 for the same period in 2003 due to an increase in average transaction accounts. Other fee income increased to $621,000 for the first six months of 2004 compared to $512,000 for the same period last year. The increase is due to an increase in income from the brokering of loans sold to other financial institutions.

Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company. Non-performing loans totaled $1.7 million as of June 30, 2004 compared to $961,000 as of December 31, 2003. Non-performing loans as a percentage of gross loans increased to 0.38% as of June 30, 2004 compared to 0.24% as of December 31, 2003. Net of government guarantees, non-performing loans totaled $710,000, or 0.16% of total loans as of June 30, 2004 compared to $271,000, or 0.07%, as of December 31, 2003. Non-performing assets were $2.1 million as of June 30, 2004 compared to $1.4 million as of December 31, 2003. Net of government guarantees, non-performing assets as a percent of total assets were 0.22% as of June 30, 2004 compared to 0.15% as of December 31, 2003.

Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 23% (annualized) during the first half of 2004 from $476.7 million as of December 31, 2003 to $531.9 million as of June 30, 2004. Total gross loans increased 24% (annualized) to $449.8 million as of June 30, 2004 compared to $402.0 million as of December 31, 2003. Total deposits increased 27% (annualized) to $446.1 million as of June 30, 2004 compared to $393.1 million as of December 31, 2003.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) improved to 59.41% for the first half of 2004 compared to 63.26% for the first half of 2003. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. Net interest income before provision plus non-interest income increased 25% to $16.4 million for the six months ended June 30, 2004, while operating expenses increased 17% to $9.8 million for the same period.

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

We periodically evaluate servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at June 30, 2004 and December 31, 2003, we utilized a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three months and six months ended June 30, 2004 and 2003. At June 30, 2004 and December 31, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•	Real Estate Owned and Repossessed Assets. Real estate or other assets acquired through foreclosure, deed-in-lieu of foreclosure or repossession are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. There were no real estate or other assets acquired through foreclosure as of June 30, 2004 or December 31, 2003. As of June 30, 2004 and December 31, 2003, we had one aircraft acquired through repossession. Valuation was done using the collateral method based on a recent appraisal of the underlying collateral.

RESULTS OF OPERATIONS

Banking Division - Net Income

The Banking Division generates revenues through net interest income and non-interest income and consists of all banking operations, excluding SBA 7a lending. Net income for the Banking division increased to $2.3 million for the six months ended June 30, 2004 compared to $1.6 million for the six months ended June 30, 2003. The increase in net income for the Banking division was primarily driven by increases in net interest income and a decline in the provision for loan losses, and was partially offset by an increase in non-interest expense. Net interest income for the Banking division increased from $8.5 million for the six months ended June 30, 2003 to $10.4 million for the six months ended June 30, 2004. This increase is primarily due to the 27% decrease in interest expense from $2.7 million for the six months ended June 30, 2003 to $1.9 million for the six months ended June 30, 2004. The reduction in interest expense is the result of changes in the market rates for time deposits combined with an increase in the average balance of transaction accounts (demand deposits plus interest bearing checking, savings and money market accounts) for the six months ended June 30, 2004 when compared to the same period in 2003. Average transaction accounts increased 32% to $197.4 million for the six months ended June 30, 2004 compared to $149.6 million for the six months ended June 30, 2003. As a result of the increase in transaction accounts noted above, customer service charges increased to $384,000 for the six months ended June 30, 2004 compared to $368,000 for the six months ended June 30, 2003.

For the quarter ended June 30, 2004 and 2003, net income for the Banking division was $1.0 million. While the net income was flat when comparing the second quarters of 2004 and 2003, the composition of revenues and expenses changed. Operating expenses for the Banking division increased to $4.3 million for the quarter ended June 30, 2004 compared to $3.5 million for the quarter ended June 30, 2003. The increase in operating expenses is a result of the normal expansion of the company, combined with the cost of implementing the requirements of the Sarbanes-Oxley Act of 2002. Net interest income for the Banking division increased from $4.4 million for the three months ended June 30, 2003 to $5.3 million for the three months ended June 30, 2004. This increase is primarily due to the 27% decrease in interest expense from $1.3 million for the three months ended June 30, 2003 to $958,000 for the three months ended June 30, 2004. The reduction in interest expense is the result of changes in the market rates for time deposits combined with an increase in the average balance of transaction accounts (demand deposits plus interest bearing checking, savings and money market accounts) for the three months ended June 30, 2004 when compared to the same period in 2003. Average transaction accounts increased 31% to $208.5 million for the three months ended June 30, 2004 compared to $159.1 million for the three months ended June 30, 2003. As a result of the increase in transaction accounts noted above, customer service charges increased to $190,000 for the three months ended June 30, 2004 compared to $181,000 for the three months ended June 30, 2003.

In addition to net interest income and customer service charges, the Banking division generates non-interest income through a variety of sources, including gains on sale of SBA 504 commercial real estate loans and brokering of loans related to the origination of SBA 504 commercial real estate loans. The Bank created a separate SBA 504 unit in late 2002 in order to expand the origination of this type of commercial real estate loan. The unit has increased production 229% when comparing the first six months of 2004 with the same period in 2003. During the six months ended June 30, 2004 the Banking division originated $180.5 million in loans, including $64.5 million in SBA 504 loans, compared to $140.1 million during the six months ended June 30, 2003, including $19.6 million in

SBA 504 loans. We sold $13.5 million in SBA 504 loans during the six months ended June 30, 2004 compared to $11.3 million in SBA 504 loans during the six months ended June 30, 2003. As a result, the net gain on sale of SBA 504 loans for the Banking division increased to $611,000 for the six months ended June 30, 2004 compared to $522,000 for the six months ended June 30, 2003. Fees from the brokering of commercial loans decreased from $270,000 for the six months ended June 30, 2003 to $239,000 for the six months ended June 30, 2004 as a result of shifting demand for the product.

During the three months ended June 30, 2004 the Banking division originated $108.5 million in loans, including $39.8 million in SBA 504 loans, compared to $72.2 million during the three months ended June 30, 2003, including $12.6 million in 504 loans. We sold $6.8 million in SBA 504 loans during the three months ended June 30, 2004 compared to $7.2 million in SBA 504 loans during the three months ended June 30, 2003. As a result, for the quarter ended June 30, 2004, net gain on sale of loans decreased to $305,000 compared to $391,000 for the quarter ended June 30, 2003. Fees from the brokering of commercial loans decreased from $211,000 for the six months ended June 30, 2003 to $127,000 for the six months ended June 30, 2004 as a result of shifting demand for the product.

SBA Division - Net Income

The SBA division originates SBA 7a loans for both investment and for sale. The SBA division generates income from three sources: 1) net interest income from the loans held for investment and for sale, 2) gain on sale of loans sold in the secondary market, and 3), servicing of loans purchased by other investors. Net income for the SBA division increased to $1.5 million for the six months ended June 30, 2004 compared to $886,000 for the six months ended June 30, 2003. The increase in net income for the SBA division was primarily driven by increases in net interest income and non-interest income and a decrease in the provision for loan losses, partially offset by an increase in operating expenses. Net interest income for the SBA division increased from $1.2 million for the six months ended June 30, 2003 to $1.7 million for the six months ended June 30, 2004. The increase in net interest income is primarily due to the increase in interest earning assets for the SBA division combined with the reduced cost of deposits as a result of the current interest rate environment. See “Interest Income and Expense” of this section for further discussion of net interest income. Non-interest income increased from $2.0 million for the six months ended June 30, 2003 to $2.8 million for the six months ended June 30, 2004, as a result of increases in gain on sale of loans and loan servicing income.

Net income for the SBA division increased to $940,000 for the three months ended June 30, 2004 compared to $323,000 for the three months ended June 30, 2003. The increase in net income for the SBA division was primarily driven by increases in net interest income, non-interest income and a decrease in the provision for loan losses, partially offset by an increase in operating expenses. Net interest income for the SBA division increased from $643,000 for the three months ended June 30, 2003 to $853,000 for the three months ended June 30, 2004. The increase in net interest income is primarily due to the increase in interest earning assets for the SBA division combined with the reduced cost of deposits as a result of the current interest rate environment. See “Interest Income and Expense” of this section for further discussion of net interest income. Non-interest income increased from $848,000 for the three months ended June 30, 2003 to $1.7 million for the three months ended June 30, 2004, as a result of increases in gain on sale of loans and loan servicing income.

Net gain on sale of loans for the SBA division increased to $2.4 million for the six months ended June 30, 2004 compared to $1.8 million for the six months ended June 30, 2003. During the six months ended June 30, 2004 we originated $24.1 million in SBA 7a loans compared to $19.3 million during the six months ended June 30, 2003. We sold $21.5 million in SBA 7a loans during the six months ended June 30, 2004 compared to $20.6 million in SBA 7a loans during the six months ended June 30, 2003. While the dollar amount of sales increased 5%, the gain on sale of loans increased 33% to $2.4 million due to an increase in the premiums received from the secondary market in 2004 when compared with 2003.

For the quarter ended June 30, 2004, net gain on sale of loans increased to $1.5 million compared to $831,000 for the quarter ended June 30, 2003. During the three months ended June 30, 2004 we originated $12.3 million in SBA 7a loans compared to $12.2 million during the three months ended June 30, 2003. We sold $13.2 million in SBA 7a loans during the three months ended June 30, 2004 compared to $8.8 million in SBA 7a loans during the three months ended June 30, 2003. While the dollar amount of sales increased 50%, the gain on sale of loans increased 85% to $1.5 million due to an increase in the premiums received from the secondary market in 2004 when compared with 2003.

Loan servicing income increased to $195,000 for the three months ended June 30, 2004 compared to $163,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, loan servicing income increased to $393,000 compared to $315,000 for the six months ended June 30, 2003. Loan servicing income is the result of the spread between the interest rate paid by borrowers and the interest rate paid to third party investors, multiplied by the total volume of loans sold, net of the amortization of the servicing asset. The increase in loan servicing income is a result of the increase in loans serviced for others. As of June 30, 2004, SBA loans serviced for others increased to $147.1 million compared to $125.7 million as of June 30, 2003. The increase in loans serviced for others is a result of the loans sold in 2003 and the first six months of 2004, net of principal repayments.

Operating expenses for the six months ended June 30, 2004 increased to $1.8 million compared to $1.5 million for the six months ended June 30, 2003. During the three months ended June 30, 2004, operating expenses have increased to $977,000 for the SBA division compared to $745,000 for the three months ended June 30, 2003. Operating expenses for the three months and six months ended June 30, 2004 increased due to normal increases in operating expenses combined with expenses relating to the Sarbanes-Oxley Act of 2002 and the use of consultants for the purpose of creating greater efficiencies within the SBA 7a department. For the first six months of 2004, the expense for efficiency consultants totaled $159,000, compared to none during the first six months of 2003. This expense is not expected to continue in future periods as the project has been completed.

Net Income - Consolidated

Net income increased to $2.0 million for the three months ended June 30, 2004 compared to $1.4 million for the three months ended June 30, 2003. Basic earnings per share were $0.45 and $0.38 for the three months ended June 30, 2004 and 2003, respectively. Diluted earnings per share were $0.42 and $0.36 for the three months ended June 30, 2004 and 2003, respectively. ROE was 19.73% for the three months ended June 30, 2004 compared to 24.05% for the three months ended June 30, 2003. The ROA for the three months ended June 30, 2004 was 1.57% compared to 1.27% for the three months ended June 30, 2003.

Net income increased to $3.8 million for the six months ended June 30, 2004 compared to $2.5 million for the six months ended June 30, 2003. Basic earnings per share were $0.88 and $0.69 for the six months ended June 30, 2004 and 2003, respectively. Diluted earnings per share were $0.82 and $0.66 for the six months ended June 30, 2004 and 2003, respectively. ROE was 19.58% for the six months ended June 30, 2004 compared to 22.60% for the six months ended June 30, 2003. The ROA for the six months ended June 30, 2004 was 1.56% compared to 1.17% for the six months ended June 30, 2003.

The increase in net income and profitability for the three months and six months ended June 30, 2004 was mainly due to the increases in net interest income and non-interest income combined with a decrease in the provision for loan losses, partially offset by an increase in non-interest expense. Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Non-interest income increased primarily due to an increase in loan servicing fees and fees from the brokerage of SBA related loans. Operating expenses increased as a result of the Company’s expansion and increased loan production, combined with an increase in professional expenses as a result of the Sarbanes-Oxley Act of 2002.

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

	For the three months ended June 30,
	2004			2003
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$25,434	$229	3.62%	$29,176	$260	3.57%
Fed funds sold	14,521	36	1.00%	10,923	32	1.18%
Loans:
Commercial	148,108	2,363	6.42%	106,232	1,722	6.50%
Real Estate	245,697	4,261	6.98%	221,659	3,963	7.17%
Aircraft	29,668	514	6.97%	29,499	555	7.55%
Consumer	3,183	57	7.20%	5,344	104	7.81%

Total loans	426,656	7,195	6.78%	362,734	6,344	7.01%

Total earning assets	466,611	7,460	6.43%	402,833	6,636	6.61%
Non earning assets	36,659			27,848

Total average assets	$503,270			$430,681

Average liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing accounts	$124,198	140	0.45%	$98,924	197	0.80%
Time deposits	222,542	872	1.58%	211,983	1,165	2.20%

Total interest bearing deposits	346,740	1,012	1.17%	310,907	1,362	1.76%
Short term borrowing	10,708	30	1.13%	19,173	62	1.30%
Long term debt (1)	14,506	227	6.29%	12,019	210	7.01%

Total interest bearing liabilities	371,954	1,269	1.37%	342,099	1,634	1.92%
Demand deposits	84,289			60,152
Accrued expenses and other liabilities	6,940			5,759
Net shareholders’ equity	40,087			22,671

Total average liabilities shareholders’ equity	$503,270	$6,191		$430,681	$5,002

Net interest spread			5.06%			4.69%

Net interest margin			5.34%			4.98%

(1)	Long term debt shown net of the effect of the interest rate swap.

Interest income for the three months ended June 30, 2004 increased to $7.5 million compared to $6.6 million for the three months ended June 30, 2003. The increase was due to the 15.83% increase in the average balance of interest earning assets, and was partially offset by a decrease in the yield on those assets. The use of interest rate floors on our loans has significantly mitigated the effects of the current interest rate environment. For a further discussion of our interest rate floors, see “Item 3 Quantitative and Qualitative Disclosures about Market Risk.” Average interest earning assets increased to $466.6 million for the three months ended June 30, 2004 compared to $402.8 million for the three months ended June 30, 2003. The yield on interest earning assets decreased to 6.43% for the three months ended June 30, 2004 compared to 6.61% for the three months ended June 30, 2003. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $245.7 million with a yield of 6.98% for the three months ended June 30, 2004 compared to $221.7 million with a yield of 7.17% for the three months ended June 30, 2003.

Interest expense for the three months ended June 30, 2004 decreased to $1.3 million compared to $1.6 million for the three months ended June 30, 2003. This decrease was due to the repricing of maturing certificates of deposit (“CDs”) following a 5.25% decline in the prime rate since the beginning of 2001 until June 2004, and was partially offset by an increase in average interest bearing liabilities. Average interest-bearing liabilities increased to $372.0 million for the three months ended June 30, 2004 compared to $342.1 million for the three months ended June 30, 2003. Average time deposits, the largest component of interest bearing liabilities, increased to $222.5 million with a cost of 1.58% for the three months ended June 30, 2004 compared to $212.0 million with a cost of 2.20% for the three months ended June 30, 2003.

Other average borrowings decreased to $25.2 million with a cost of 4.10% for the three months ended June 30, 2004 compared to $31.2 million with a cost of 3.50% for the three months ended June 30, 2003. During the third quarter of 2003, we issued $5.0 million in long term floating rate debt at a cost of Libor plus 2.95%, and repaid $2.0 million in long term borrowing at a rate of 7.00%. The net increase in long term debt at a lower cost resulted in a reduction of the cost of long term debt from 7.01% for the three months ended June 30, 2003 to 6.29% for the three months ended June 30, 2004.

In addition to the decrease in cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 40% from an average $60.2 million for the three months ended June 30, 2003 to $84.3 million for the three months ended June 30, 2004. The cost of deposits, including demand deposits and interest bearing deposits, decreased to 0.94% for the three months ended June 30, 2004 compared to 1.47% for the three months ended June 30, 2003. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 31% to $208.5 million for the three months ended June 30, 2004 compared to $159.1 million for the three months ended June 30, 2003. The cost of funds, including interest bearing liabilities and demand deposits, was reduced 51 basis points to 1.12% for the three months ended June 30, 2004 compared to 1.63% for the three months ended June 30, 2003.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	For the six months ended June 30,
	2004			2003
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$25,873	$496	3.86%	$32,090	$580	3.64%
Fed funds sold	15,008	72	0.96%	9,946	58	1.18%
Loans:
Commercial	142,910	4,526	6.37%	107,550	3,469	6.50%
Real Estate	239,871	8,341	6.99%	213,079	7,607	7.20%
Aircraft	30,286	1,062	7.05%	29,371	1,105	7.59%
Consumer	3,602	134	7.48%	6,037	232	7.75%

Total loans	416,669	14,063	6.79%	356,037	12,413	7.03%

Total earning assets	457,550	14,631	6.43%	398,073	13,051	6.61%
Non earning assets	35,477			26,289

Total average assets	$493,027			$424,362

Average liabilities and shareholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$118,700	283	0.48%	$93,472	377	0.81%
Time deposits	221,395	1,757	1.60%	213,800	2,471	2.33%

Total interest bearing deposits	340,095	2,040	1.21%	307,272	2,848	1.87%
Short term borrowing	13,565	75	1.11%	21,361	137	1.29%
Long term debt (1)	14,686	452	6.19%	12,004	421	7.07%

Total interest bearing liabilities	368,346	2,567	1.40%	340,637	3,406	2.02%
Demand deposits	78,695			56,153
Accrued expenses and other liabilities	6,698			5,560
Net shareholders equity	39,288			22,012

Total average liabilities shareholders equity	$493,027	$12,064		$424,362	$9,645

Net interest spread			5.03%			4.59%

Net interest margin			5.30%			4.89%

(1)	Long term debt shown net of the effect of the interest rate swap.

Net interest income for the six months ended June 30, 2004 increased to $12.1 million compared to $9.6 million for the six months ended June 30, 2003. The increase was due to the 14.94% increase in the average balance of interest earning assets, and was partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $457.6 million for the six months ended June 30, 2004 compared to $398.1 million for the six months ended June 30, 2003. The yield on interest earning assets decreased to 6.43% for the six months ended June 30, 2004 compared to 6.61% for the six months ended June 30, 2003. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $239.9 million with a yield of 6.99% for the six months ended June 30, 2004 compared to $213.1 million with a yield of 7.20% for the six months ended June 30, 2003.

Interest expense for the six months ended June 30, 2004 decreased to $2.6 million compared to $3.4 million for the six months ended June 30, 2003. This decrease was due to the repricing of maturing certificates of deposit (“CDs”) following a 5.25% decline in the prime rate since the beginning of 2001 until June 2004, and was partially offset by an increase in average interest bearing liabilities. Average interest-bearing liabilities increased to $368.3 million for the six months ended June 30, 2004 compared to $340.6 million for the six months ended June 30, 2003. Average time deposits, the largest component of interest bearing liabilities, increased to $221.4 million with a cost of 1.60% for the six months ended June 30, 2004 compared to $213.8 million with a cost of 2.33% for the six months ended June 30, 2003.

Other average borrowings decreased to $28.3 million with a cost of 3.74% for the six months ended June 30, 2004 compared to $33.4 million with a cost of 3.37% for the six months ended June 30, 2003. During the third quarter of 2003, we issued $5.0 million in long term floating rate debt at a cost of Libor plus 2.95%, and repaid $2.0 million in long term borrowing at a rate of 7.00%. The net increase in long term debt at a lower cost resulted in a reduction of the cost of long term debt from 7.07% for the six months ended June 30, 2003 to 6.19% for the six months ended June 30, 2004.

In addition to the decrease in cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 40% from an average $56.2 million for the six months ended June 30, 2003 to $78.7 million for the six months ended June 30, 2004. The cost of deposits, including demand deposits and interest bearing deposits, decreased to 0.98% for the six months ended June 30, 2004 compared to 1.58% for the six months ended June 30, 2003. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 32% to $197.4 million for the six months ended June 30, 2004 compared to $149.6 million for the six months ended June 30, 2003. The cost of funds, including interest bearing liabilities and demand deposits, was reduced 58 basis points to 1.15% for the six months ended June 30, 2004 compared to 1.73% for the six months ended June 30, 2003.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended June 30, 2004 was $6.2 million compared to $5.0 million for the three months ended June 30, 2003. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $466.6 million for the three months ended June 30, 2004 with a net interest margin of 5.34% compared to $402.8 million with a net interest margin of 4.98% for the three months ended June 30, 2003.

Net interest income before provision for estimated loan losses for the six months ended June 30, 2004 was $12.1 million compared to $9.6 million for the six months ended June 30, 2003. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $457.6 million for the six months ended June 30, 2004 with a net interest margin of 5.30% compared to $398.1 million with a net interest margin of 4.89% for the six months ended June 30, 2003.

For the three months and six months ended June 30, 2004, the increase in the net interest margin was primarily due to the decline in cost of interest bearing liabilities. For a discussion of the repricing of our assets and liabilities, see “Item 3 Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Estimated Loan Losses

The provision for estimated loan losses was $285,000 for the three months ended June 30, 2004 compared to $340,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, provision for loan losses was $513,000 compared to $721,000 for the six months ended June 30, 2003. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $2.5 million for the three months ended June 30, 2004 compared to $1.8 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, other operating income was $4.4 million compared to $3.6 million for the six months ended June 30, 2003. The increase in other operating income for the three months and six months ended June 30, 2004 was primarily due to an increase in gain on sale of loans. For a further discussion of loan servicing fees, see “SBA Division - Net Income” in this section. For a further discussion of customer service charges, see “Banking Division – Net Income” in this section.

Other fee income increased to $294,000 for the three months ended June 30, 2004 compared to $206,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, other fee income totaled $621,000 compared to $512,000 for the six months ended June 30, 2003. The increase in other fee income for the three and six months ended June 30, 2004 is a result of an increase in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Operating Expenses

Operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of operating expenses. Operating expenses increased to $5.3 million for the three months ended June 30, 2004 compared to $4.2 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, operating expenses totaled $9.8 million compared to $8.4 million for the six months ended June 30, 2003.

The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus non-interest income, excluding gains or losses on repossessed assets, improved to 60.28% for the quarter ended June 30, 2004 compared to 62.26% for the quarter ended June 30, 2003. For the six months ended June 30, 2004, the efficiency ratio improved to 59.41% compared to 63.26% for the six months ended June 30, 2003.

Salaries and employee benefits increased to $2.8 million for the quarter ended June 30, 2004 compared to $2.4 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, salaries and employee benefits increased to $5.2 million compared to $4.7 for the six months ended June 30, 2003. The increase in salaries and employee benefits for the three and six month periods ended June 30, 2004 can be attributed to normal cost increases for salaries and benefits plus increased incentive based compensation due to increased loan and deposit production and profitability. Incentive based compensation (based on loan production, deposit generation and profitability), not including tax related expense, totaled $1.0 million for the quarter ended June 30, 2004 compared to $750,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, incentive based compensation, not including related tax expense, totaled $1.7 million compared to $1.3 million for the six months ended June 30, 2003.

Occupancy expense increased to $335,000 for the quarter ended June 30, 2004 compared to $322,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, occupancy expense increased to $693,000 compared to $639,000 for the six months ended June 30, 2003. The increase in occupancy expense for the three and six months ended June 30, 2004 was due to normal increases in rent, the addition of two new SBA loan production offices and other occupancy related expenses.

Professional services, including legal, accounting, regulatory and consulting, increased to $654,000 for the quarter ended June 30, 2004 compared to $288,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, professional services increased to $1.1 million compared to $605,000 for the six months ended June 30, 2003. The increase in professional services for the three and six months ended June 30, 2004 was due to the implementation of the Sarbanes-Oxley Act of 2002 combined with the use of consultants to improve efficiencies in the SBA division. Sarbanes-Oxley related expenses, excluding employee expense, have totaled $205,000 for the first six months of 2004 compared to none during the first six months of 2003, and have been allocated proportionately between the Banking division and the SBA division. For the first six months of 2004, the expense for the efficiency consultants totaled $159,000, compared to none during the first six months of 2003, and has been allocated to the SBA division. This expense is not expected to continue in future periods as the project has been completed.

Depreciation and amortization expense declined to $186,000 for the quarter ended June 30, 2004 compared to $204,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, depreciation and amortization expense declined to $376,000 compared to $414,000 for the six months ended June 30, 2003. The decline in depreciation and amortization expense for the three and six months ended June 30, 2004 was due to the decrease in the amount of premises and equipment, which declined from an average $4.0 million during the first half of 2003 to $3.7 million for the first half of 2004. The decline is the result of normal amortization of premises and equipment.

Data processing expense increased to $236,000 for the quarter ended June 30, 2004 compared to $174,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, data processing expense increased to $417,000 compared to $334,000 for the six months ended June 30, 2003. Data processing expense for the three months and six months ended June 30, 2004 increased due to the increase in both deposits and loans as well as normal cost increases.

Office expenses were $165,000 quarter ended June 30, 2004 compared to $154,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, office expenses totaled $328,000 compared to $316,000 for the six months ended June 30, 2003.

Increases in other operating expenses are due to the normal expansion of our operations. Other expenses increased to $924,000 for the quarter ended June 30, 2004 compared to $700,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, other operating expenses totaled $1.7 million compared to $1.3 million for the six months ended June 30, 2003. Total assets increased 21.2% to $531.9 million as of June 30, 2004 compared to $438.8 million as of June 30, 2003.

Provision for Income Taxes

The effective income tax rate was 37.77% for the three months ended June 30, 2004 compared to 38.63% for the three months ended June 30, 2003. For the six months ended June 30, 2004, the effective tax rate was 37.59% compared to 39.83% for the six months ended June 30, 2003. The effective tax rate declined in the three months and six months ended June 30, 2004 due to investments which generate income tax credits. See “Financial Condition – Investments” section of this discussion for further information. Provisions for income taxes totaled $1.2 million and $858,000 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, provisions for income taxes totaled $2.3 million compared to $1.6 million for the six months ended June 30, 2003.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2004 compared to December 31, 2003

The demand for our banking products has led to continued increases in loans and deposits during the first half of 2004. As of June 30, 2004, total assets were $531.9 million, an increase of 23.14% (annualized) compared to $476.7 million as of December 31, 2003. Total gross loans increased to $449.8 million as of June 30, 2004 compared to $402.0 million as of December 31, 2003. Total deposits increased to $446.1 million as of June 30, 2004 compared to $393.1 million as of December 31, 2003. Stockholders’ equity increased to $40.5 million as of June 30, 2004 compared to $37.1 million as of December 31, 2003.

Investments

Our investment portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA pass through securities and overnight investments in the Federal Funds market. Our held to maturity portfolio declined to $5.0 million as of June 30, 2004 compared to $7.7 million as of December 31, 2003. The decrease in held to maturity securities was due to the maturing or prepayment of agency bonds and mortgage backed securities. All of the $5.0 million was held as collateral for public funds, treasury, tax and loan deposits and for other purposes at June 30, 2004.

Our available for sale portfolio declined to $13.4 million as of June 30, 2004 compared to $15.9 million as of December 31, 2003. The available for sale portfolio is made up of agency mortgage backed securities that are readily marketable and are marked to market on a monthly basis. The decrease in held to maturity securities was due to the maturing or prepayment of agency bonds and mortgage backed securities. Of the $13.4 million, a single security of $1.7 million was pledged as additional security for our interest rate swap. The collateral requirement for the interest rate swap is the greater of the mark to market value of the swap or $945,000. Therefore, as interest rates increase, it is probable that the collateral required will increase. In addition to the security pledged for the swap, the remainder of the portfolio was held as collateral for public funds, treasury, tax and loan deposits and for other purposes at June 30, 2004.

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on a level-

yield method over the life of the related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $2.5 million as of June 30, 2004. The Company’s usage of tax credits approximated $107,000 and $67,000 during the quarters ended June 30, 2004 and 2003, respectively. The Company’s usage of tax credits approximated $214,000 and $75,000 during the six months ended June 30, 2004 and 2003, respectively. Investment amortization amounted to $79,000 and $19,000 for the quarters ended June 30, 2004 and 2003, respectively. Investment amortization amounted to $140,000 and $30,000 for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, the investment in these partnerships totaled $1.5 million. The Company had a commitment to fund an additional $1.3 million to these partnerships as of June 30, 2004.

Average Federal Funds sold for the three months ended June 30, 2004 were $14.5 million compared to $10.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, average Federal Funds sold totaled $15.0 million compared to $9.9 million for the six months ended June 30, 2003.

We held $937,000 in Federal Reserve Bank stock as of June 30, 2004 compared to $569,000 as of December 31, 2003. We held $1,830,000 in Federal Home Loan Bank stock as of June 30, 2004 compared to $1,430,000 as of December 31, 2003.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

	At June 30,		At December 31,
	2004		2003
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value
	(dollars in thousands)
Held to maturity
U.S. Government agency and other securities	$—	$—	$1,501	$1,523
Agency mortgage backed securities	4,020	4,038	5,213	5,305
SBA pass through securities	931	929	973	979

Total held to maturity	4,951	4,967	7,687	7,807

	Amortized Cost	Fair value	Amortized Cost	Fair value
Available for sale
Agency mortgage backed securities	$13,613	$13,364	$16,048	$15,921

The contractual maturities held to maturity at June 30, 2004 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
Mortgage backed securities
Due greater than one year through five years	291	296	4.89%
Due greater than five years through ten years	1,315	1,344	5.10%
Mortgage backed securities due greater than ten years	2,414	2,398	4.78%

Subtotal mortgage backed securities	4,020	4,038	4.89%

SBA pass through securities
Due greater than ten years	931	929	3.37%

Total	$4,951	$4,967	4.61%

As of June 30, 2004, the Company held investments with unrealized holding losses totaling $0.2 million, consisting of the following (in thousands):

	Fair Value	Gross Unrealized Loss
Mortgage-backed securities:
FNMA	$8,085	$(142)
FHLMC	5,278	(107)

	$13,364	$(249)

As of June 30, 2004, the unrealized holding losses relate to a total of eight hybrid variable rate mortgage-backed securities, which have been in an unrealized loss position (ranging from a de-minimus percentage to 3.0% of cost) for less than six months. Such unrealized holding losses are the result of an increase in market interest rates in the second half of 2003 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of June 30, 2004.

Loans

As a result of increased loan origination total gross loans have increased to $449.8 million as of June 30, 2004 compared to $402.0 million as of December 31, 2003. We service the SBA 7a loans that we sell. Total SBA 7a loans serviced increased to $147.1 million as of June 30, 2004 compared to $137.0 million as of December 31, 2003.

Loan Origination and Sale. The following table sets forth our loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the six months ended June 30,		At or for the three months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Beginning balance	$394,211	$339,471	$416,428	$351,091

Loans originated for sale:
Real estate:
One-to four-family	—	2,353	—	—
Commercial	65,343	30,996	41,783	19,072

Total loans originated for sale	65,343	33,349	41,783	19,072

Loans sold:
Real estate:
Construction	—	1,725	—	1,725
One-to four-family	—	6,645	—	—
Commercial	35,006	34,447	19,978	18,614

Total loans sold	35,006	42,817	19,978	20,339

Loans originated for investment:
Commercial loans	17,517	16,085	6,323	8,150
Real estate:
Construction loans	69,768	56,955	46,479	31,354
One-to four-family	375	—	375	—
Commercial	48,422	46,922	25,198	23,878
Multi-family	2,362	5,298	—	1,840
Consumer	830	801	720	129

Total loans originated	139,274	126,061	79,095	65,351

Less:
Principal repayments	121,786	86,959	75,481	46,503
Other net charges (1)	706	975	517	542

Total Loans	$441,330	$368,130	$441,330	$368,130

Loans held for sale are accounted for at the lower of cost or market at any given reporting date. Market is determined by obtaining estimated pricing from third party investors in similar types of product and considers loan type, maturity, interest rate, margin (if applicable) and other factors. As of June 30, 2004, loans held for sale totaled $92.8 million compared to $69.1 million as of December 31, 2003. For the three months and six months ended June 30, 2004 and 2003, there were no lower of cost or market adjustments to loans held for sale.

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

	At June 30,		At December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$21,642	4.81%	$20,590	5.12%
Aircraft loans	28,869	6.42%	30,368	7.55%
Real estate:
Construction loans	66,084	14.69%	66,957	16.66%
Secured by
One-to four-family	6,794	1.51%	9,671	2.41%
Multi-family	7,018	1.56%	6,440	1.60%
Commercial	316,266	70.31%	263,927	65.66%
Consumer:
Home equity lines of credit	1,465	0.33%	1,933	0.48%
Other	1,659	0.37%	2,085	0.52%

Total Gross loans outstanding	449,797	100.00%	401,971	100.00%
Deferred loan fees and unamortized gains	(2,752)		(2,549)
Allowance for loan losses	(5,715)		(5,210)

Net loans held for investment and held for sale	$441,330		$394,212

SBA loans serviced for others	$147,067		$136,966

Loan Maturity

The following table sets forth the contractual maturities of our gross loans at June 30, 2004:

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$12,814	$1,194	$2,750	$4,884	$21,642
Aircraft loans	647	123	272	27,827	28,869
Real estate:
Construction loans	57,945	3,997	—	4,142	66,084
Secured by one-to four-family residential properties	2,165	1,785	358	2,486	6,794
Secured by multi-family residential properties	5,195	—	809	1,014	7,018
Secured by commercial properties	47,082	24,184	15,421	229,579	316,266
Consumer:
Home equity lines of credit	—	90	64	1,311	1,465
Other	379	527	487	266	1,659

Total gross loans held for investment and held for sale	$126,227	$31,900	$20,161	$271,509	$449,797

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

The following table sets forth our non-performing assets at the dates indicated:

	June 30, 2004	December 31, 2003
	(dollars in thousands)
Non-accrual loans	$1,690	$961
Troubled debt restructurings	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—

Total non-performing loans	1,690	961
Repossessed assets	450	458

Total non-performing assets	$2,140	$1,419

SUPPLEMENTAL DATA
Undisbursed portion of construction and other loans	$103,012	$101,526
Government guaranteed portion of total loans	$32,196	$30,360
Non-performing loans, net of government guarantees	$710	$271

Total non-performing loans/gross loans	0.38%	0.24%
Total non-performing assets/total assets	0.40%	0.30%
Total non-performing loans, net of guarantees/gross loans	0.16%	0.07%
Total non-performing assets, net of guarantees/total assets	0.22%	0.15%

Allowance for loan losses	$5,715	$5,210
Loan loss allowance/loans, gross	1.27%	1.30%
Loan loss allowance/total gross loans net of guarantees	1.37%	1.40%
Loan loss allowance/loans held for investment	1.61%	1.58%
Loan loss allowance/non-performing loans	338.17%	542.14%
Loan loss allowance/total assets	1.07%	1.09%
Loan loss allowance/non-performing assets	267.06%	367.16%
Loan loss allowance/non-performing loans, net of guarantees	804.93%	1922.51%
Loan loss allowance/non-performing assets, net of guarantees	492.67%	714.68%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of June 30, 2004 and December 31, 2003 all impaired or non-accrual loans were collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of June 30, 2004 we had five loans on non-accrual status totaling $1,690,000 with $980,000, or 58%, guaranteed by the government. As of December 31, 2003, we had five loans on non-accrual status totaling $961,000. Of this total, $690,000, or 72%, was guaranteed by the government.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $4.6 million as of June 30, 2004 compared to $3.4 million as of December 31, 2003.

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

The following table sets forth information regarding our allowance for loan losses at the dates and for the periods indicated:

	At or for the six months ended June 30,		At or for the three months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$5,210	$3,945	$5,428	$4,266
Chargeoffs:
Real estate loans:
One- to four- family	—	—	—	—
Commercial	—	80	—	80
Commercial	11	65	—	—
Aircraft	—	—	—	—
Consumer	10	7	2	2

Total chargeoffs	21	152	2	82
Recoveries:
Real estate loans:
One- to four-family	—	—	—	—
Commercial	—	20	—	—
Commercial	4	12	4	12
Aircraft	—	—	—	—
Consumer	9	—	2	—

Total recoveries	13	32	6	12

Net chargeoffs	8	120	(4)	70
Reserve for losses on commitments to extend credit*	—	(16)	(2)	(6)
Provision for loan losses	513	721	285	340

Balance at end of period	$5,715	$4,530	$5,715	$4,530

Net charge offs to average loans	0.00%	0.07%	0.00%	0.08%
Reserve for losses on commitments to extend credit	$203	$190	$203	$190

*	During the three months and six months ended June 30, 2004 and 2003, there have been no charge offs or recoveries on commitments to extend credit.

As of June 30, 2004 the balance in the allowance for loans losses was $5.7 million compared to $5.2 million as of December 31, 2003. In addition, the reserve for losses on commitments to extend credit was $203,000 as of June 30, 2004 and December 31, 2003. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $103.0 million as of June 30, 2004 compared to $101.5 million as of December 31, 2003. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels for each category based upon loan type as well as economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

As of June 30, 2004 the allowance was 1.27% of total gross loans compared to 1.30% as of December 31, 2003. As a percent of loans held for investment, the allowance was 1.61% as of June 30, 2004 compared to 1.58% as of December 31, 2003. During the three months and six months ended June 30, 2004, there were no major changes in loan concentrations that affected the allowance for loan losses. There have been no significant changes in estimation methods during the periods presented. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced, or expected trends within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 338.17% as of June 30, 2004 compared to 542.14% as of December 31, 2003. Management believes the allowance at June 30, 2004 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net recoveries for the three months ended June 30, 2004 totaled $4,000 compared to net charge offs of $70,000 for the three months ended June 30, 2003. Net charge offs for the six months ended June 30, 2004 totaled $8,000 compared to $120,000 for the six months ended June 30, 2003. Our management and Directors’ Loan Committee have also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. Our management and Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, the market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other real estate owned and repossessed assets. There were no OREOs as of June 30, 2004 or December 31, 2003. As of June 30, 2004, the repossessed asset in the amount of $450,000 was a small aircraft.

Deposits and Borrowings

Total deposits increased to $446.1 million as of June 30, 2004 compared to $393.1 million as of December 31, 2003. Interest bearing deposits increased to $363.7 million as of June 30, 2004 compared to $324.5 million as of December 31, 2003. Non-interest bearing deposits increased to $82.4 million as of June 30, 2004 compared to $68.7 million as of December 31, 2003. Total wholesale deposits were $79.2 million as of June 30, 2004 compared to $59.5 million as of December 31, 2003. Total retail banking deposits increased 20% (annualized) to $366.9 million as of June 30, 2004 compared to $333.6 million as of December 31, 2003. The increase in retail deposits is consistent with our strategy to grow our core deposit base and has occurred because of our expansion, including the addition and growth of our retail banking offices. We plan to open an additional branch in 2004 in the City of Murrieta, California.

Short term borrowings totaled $24.0 million as of June 30, 2004 compared to $25.0 million as of December 31, 2003. We maintain a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to increase our liquidity.

Long term debt, consisting entirely of Trust Preferred Securities, totaled $14.4 million as of June 30, 2004 compared to $14.7 million as of December 31, 2003. The net change in long term debt is a result of the change in the market value of the interest rate swap hedging the $10.0 million fixed rate Trust Preferred Securities portfolio. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for further information.

Capital

Our stockholders’ equity increased to $40.5 million as of June 30, 2004 compared to $37.1 million as of December 31, 2003. The increase in stockholders’ equity is a result of net income of $3.8 million for the six months ended June 30, 2004 combined with proceeds from the exercise of stock options, less the cash dividend paid during the six months.

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

On February 26, 2004, the Company announced the payment of a cash dividend of $0.05 per common share (payable on March 31, 2004) and the initiation of a policy of paying quarterly cash dividends. On May 25, 2004, the Company announced the payment of a cash dividend of $0.05 per common share payable on June 30, 2004. From 1998 until the first quarter of 2004, the Company had paid no cash dividends. Whether or not any cash dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Community Bancorp’s and the Bank’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends. In connection with the $15,000,000 in outstanding trust preferred securities, we have the right to defer the payment of interest on these securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock.

Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as our performance. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives

At June 30, 2004 and December 31, 2003, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank. As of June 30, 2004, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 12.63% compared to 13.39% as of December 31, 2003. The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 11.39% as of June 30, 2004 compared to 12.14% as of December 31, 2003. The Bank’s regulatory Tier 1 Capital to average assets ratio was 10.83% as of June 30, 2004 compared to 10.90% as of December 31, 2003.

As of June 30, 2004, our regulatory total capital to risk-weighted assets ratio was 12.81% compared to 13.77% as of December 31, 2003. Our regulatory Tier 1 Capital to risk-weighted assets ratio was 11.26% as of June 30, 2004 compared to 11.88% as of December 31, 2003. Our regulatory Tier 1 Capital to average assets ratio was 10.70% as of June 30, 2004 compared to 10.67% as of December 31, 2003.

Financial Borrowings and Commitments

As of June 30, 2004 the financial borrowings and commitments having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Trust Preferred Securities	Total Commitments
	(dollars in thousands)
2004	$533	$—	$533
2005	1,142	—	1,142
2006	1,170	—	1,170
2007	1,019	—	1,019
2008	927	—	927
Thereafter	4,435	15,000	19,435

Total	$9,226	$15,000	$24,226

In addition to the above, we have commitments to extend credit on undisbursed construction and other loans totaling $103.0 million as of June 30, 2004.

The Company has a credit line with the FHLB with a limit of $50.8 million as of June 30, 2004, with a balance outstanding of $24.0 million. In addition, we have credit lines with other correspondent banks of $15.0 million. There were no advances against these lines as of June 30, 2004. The $24.0 million in advances from the FHLB have a remaining term of less than one year.

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

We experienced net cash outflows from operating activities of $26.9 million during the six months ended June 30, 2004 compared to net cash inflows of $13.2 million during the six months ended June 30, 2003. Net cash outflows from operating activities during the first six months of 2004 were primarily due to the origination of loans held for sale in excess of proceeds from the sale of loans, partially offset by our net income. Net cash inflows from operating activities during the first six months of 2003 were primarily from the proceeds from the sale of loans held for sale in excess of the origination of loans held for sale, combined with our net income. Net cash outflows from investing activities totaled $24.9 million and $26.7 million during the six months ended June 30, 2004 and 2003, respectively. Net cash outflows from investing activities for the six months ended June 30, 2004 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment, combined with the increase in federal funds sold. Net cash outflows from investing activities for the six months ended June 30, 2003 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment, partially offset by the sale of trading securities in excess of the purchase of trading securities. We experienced net cash inflows from financing activities of $51.7 million and $19.8 million during the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, interest bearing and non-interest bearing deposits increased $39.2 million and $13.8 million, respectively. This increase was partially offset by a net decrease in short term borrowing. During the first six months of 2003 net cash inflows were primarily from increases in short term borrowing and non-interest bearing deposits.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At June 30, 2004 our available borrowing capacity includes approximately $15.0 million in federal funds line facilities and $25.8 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At June 30, 2004, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the six months ended June 30, 2004 there were no dividends paid by the Bank to Community Bancorp Inc. During the six months ended June 30, 2003, the Bank paid $300,000 in dividends to Community Bancorp Inc. As of June 30, 2004, approximately $13.6 million of undivided profits of the Bank were available for dividends to the Company.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of June 30, 2004, 85.19% of our loan portfolio was tied to adjustable rate indices. The majority of the loans are tied to prime and reprice immediately. The exceptions are SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of June 30, 2004, 52.45% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of June 30, 2004, 65.29% of our long term debt was fixed rate with an average remaining term of 26 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate debt to variable rate with a six month adjustment period. The Gap table on page 38 reflects the affects of this interest rate swap.

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

At June 30, 2004, 52.45% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging twelve months. The remaining, weighted average term to maturity for our CD accounts approximated seven months at June 30, 2004. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $129.7 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of June 30, 2004, with rates being paid between 0.15% and 0.90%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers will no longer maintain the deposit with us.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of June 30, 2004. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of June 30, 2004

	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$226,042	$19,660	$42,774	$93,970	$752	$383,198
Fixed rate loans, gross (1)(2)	13,055	10,928	4,638	12,230	25,747	66,598
Investments:
Investment securities held-to-maturity	930	—	—	2,674	1,347	4,951
Investment securities available-for-sale	—	—	—	13,364	—	13,364
Federal funds sold	28,990	—	—	—	—	28,990
Other investments	1,513	—	—	—	2,767	4,280

Total interest sensitive assets	270,530	30,588	47,412	122,238	30,613	501,381

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	82,441	82,441
Interest bearing (1)	206,645	52,937	96,488	7,606	—	363,676
Other Borrowings (3)	29,000	9,406	—	—	—	38,406

Total interest sensitive liabilities	$235,645	$62,343	$96,488	$7,606	$82,441	$484,523

GAP Analysis
Interest rate sensitivity gap	$34,885	$(31,755)	$(49,076)	$114,632	$(51,828)	$16,858
GAP as % of total interest sensitive assets	6.96%	-6.33%	-9.79%	22.86%	-10.34%	3.36%
Cumulative interest rate sensitivity gap	$34,885	$3,130	$(45,946)	$68,686	$16,858	$16,858
Cumulative gap as % of total interest sensitive assets	6.96%	0.62%	-9.16%	13.70%	3.36%	3.36%

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

We have been originating loans with interest rate floors on adjustable rate loans for the past several years. As of June 30, 2004, we had $255.5 million of loans with floors outstanding. Of this total, $243.3 million, or 95%, were at their floor and had a weighted average rate of 6.29%. The contractual weighted average margin over prime of this portfolio was 1.23% as of June 30, 2004, and therefore, based on the current prime rate of 4.25%, the prime rate would have to increase 0.81% before this portfolio would begin to see an increase in yield. The effects of these floors can be seen in the simulation analysis below by looking at the $1.1 million increase in projected net interest income between the current rates and a 100 basis point increase in rates, compared to the $2.9 million increase in projected net interest income with a 200 basis point increase in rates. The difference between the 100 basis point increase simulation and the 200 basis point increase simulation is $1.8 million, or $747,000 greater than the difference between the current interest rate simulation and the 100 basis point simulation.

The following table shows the effects of changes in projected net interest income for the twelve months ending June 30, 2005 under the interest rate shock scenarios stated. The table was prepared as of June 30, 2004, at which time prime was 4.25%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
	(dollars in thousands)
+ 300 bp	$32,169	$4,788	17.49%
+ 200 bp	$30,302	$2,921	10.67%
+ 100 bp	$28,468	$1,087	3.97%
0 bp	$27,381
- 25 bp	$27,309	$(72)	-0.26%
- 50 bp	$27,238	$(143)	-0.52%
- 100 bp	$27,115	$(266)	-0.97%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2 Changes in Securities and Use of Proceeds

None to report.

Item 3 Defaults upon senior securities

None to report.

Item 4 Submission of matters to a vote of security holders

The following items were submitted to the security holders for approval at the annual meeting held on May 26, 2004:

1.	Election of the following four persons for a term of three years to the Board of Directors of the Company.

The results of the vote were as follows:

NAME	FOR	WITHHELD
G. Bruce Dunn	3,416,891	6,532
C. Granger Haugh	3,416,891	6,532
Michael J. Perdue	3,410,512	12,911
Corey A. Seale	3,416,765	6,658

Item 5 Other information

None to report.

Item 6 Exhibits and Reports from 8-K

(a)	Exhibits

10.21	Employment Agreement with Rick Sanborn
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32	Section 1350 Certifications

(b)	Reports on Form 8-K

The Company filed an 8-K report under items 7 and 12 on April 22, 2004 announcing earnings for the quarter ended March 31, 2004.

The Company filed an 8-K report under items 5 and 7 on May 27, 2004 declaring a quarterly cash dividend payable on June 30, 2004.

The Company filed an 8-K report under items 5 and 7 on June 7, 2004 announcing the hiring of Rick Sanborn as Senior Vice President/Administrative Group.

The Company filed an 8-K report under items 5 and 7 on June 29, 2004 announcing the execution of an acquisition agreement with Cuyamaca Bank, N.A.

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc.
(Registrant)

Date August 6, 2004	/s/ Michael J. Perdue
Michael J. Perdue
President and Chief Executive Officer

Date August 6, 2004	/s/ L. Bruce Mills, Jr.
L. Bruce Mills, Jr.
Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.21	Employment Agreement with Rick Sanborn

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications