Form 10-Q
period 2004-09-30
COMMUNITY BANCORP INC
filed 2004-11-15
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Number of shares of common stock outstanding as of September 30, 2004: 4,422,689

COMMUNITY BANCORP INC.

2004 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEET

(September 30, 2004 unaudited)(dollars in thousands, except per share data)	September 30, 2004	December 31, 2003
ASSETS:
Cash and cash equivalents	$18,162	$17,940
Interest bearing deposits in financial institutions	581	—
Federal funds sold	31,170	17,925
Investments:
Trading securities, at fair value	—	—
Held-to-maturity at amortized cost; pledged $2,366 (2004) and $4,809 (2003), estimated fair value of $4,581 (2004) and $7,807 (2003)	4,497	7,687
Available-for-sale, at estimated fair value; pledged $8,392 (2004) and $2,849 (2003)	12,605	15,921
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	2,788	1,999
Loans held for investment	354,000	330,302
Less allowance for loan losses	(6,029)	(5,210)

Net loans held for investment	347,971	325,092
Loans held for sale	101,247	69,120
Premises and equipment, net	3,951	3,653
Other real estate owned and repossessed assets	39	458
Affordable housing investments	1,481	1,499
Accrued interest	1,599	1,587
Other assets	5,508	6,136
Income tax receivable	335	—
Deferred tax asset, net	3,524	3,569
Servicing assets, net	3,698	3,247
Interest-only strips, at fair value	1,454	865

Total assets	$540,610	$476,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing	$372,119	$324,466
Non-interest bearing	83,668	68,660

Total deposits	455,787	393,126
Short term borrowing	20,000	25,000
Long term debt	14,862	14,697
Accrued expenses and other liabilities	7,118	6,794

Total liabilities	497,767	439,617

Commitments and Contingencies (Note 7)
Stockholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding; 4,422,689 at September 30, 2004 and 4,364,942 at December 31, 2003	2,764	2,728
Additional paid-in capital	21,351	20,907
Accumulated other Comprehensive Loss, Net of Taxes of $8 (2004) and $53 (2003)	(11)	(75)
Retained earnings	18,739	13,521

Total stockholders’ equity	42,843	37,081

Total liabilities and stockholders’ equity	$540,610	$476,698

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)(dollars in thousands, except per share data)	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Interest Income:
Interest on loans	$7,522	$6,428	$21,585	$18,841
Interest on fed funds sold	52	53	124	111
Interest on interest bearing deposits in financial institutions	1	1	3	5
Interest on trading securities	—	43	—	132
Interest on other investments	232	178	726	665

Total interest income	7,807	6,703	22,438	19,754

Interest Expense:
Deposits	1,126	1,185	3,166	4,033
Short term borrowing	32	69	107	285
Long term debt	235	192	687	534

Total interest expense	1,393	1,446	3,960	4,852

Net interest income before provision for loan losses	6,414	5,257	18,478	14,902

Provision for loan losses	325	474	838	1,195

Net interest income after provision for loan losses	6,089	4,783	17,640	13,707

Other operating income:
Net gain on sale of loans	1,952	1,352	4,938	3,723
Loan servicing fees, net	221	166	614	481
Customer service charges	185	180	569	548
Gain/ (loss) on repossessed assets	(160)	—	(160)	—
Other fee income	335	313	956	825

Total other operating income	2,533	2,011	6,917	5,577

Other operating expenses:
Salaries and employee benefits	2,916	2,473	8,134	7,194
Occupancy	340	335	1,033	974
Professional services	818	256	1,902	861
Depreciation and amortization	190	199	566	613
Data processing	194	181	611	515
Office expenses	155	168	483	484
Other expenses	723	756	2,378	2,084

Total other operating expenses	5,336	4,368	15,107	12,725

Income before taxes	3,286	2,426	9,450	6,559

Income taxes	1,256	919	3,573	2,565

Net income	2,030	1,507	5,877	3,994
Other comprehensive income - unrealized gain on available for sale securities, net of income taxes of $92 (3Q 2004) and $43 (YTD 2004) and ($27) (3Q 2003) and ($9) (YTD 2003)	136	(39)	63	(13)
Comprehensive income	$2,166	$1,468	$5,940	$3,981

Basic earnings per share	$0.46	$0.37	$1.34	$1.07

Diluted earnings per share	$0.43	$0.35	$1.25	$1.01

Average shares outstanding for basic earnings per share	4,402,605	4,058,348	4,385,565	3,742,727
Average shares outstanding for diluted earnings per share	4,705,546	4,318,863	4,685,097	3,969,567

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,877	$3,994
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	566	613
Provision for loan losses	838	1,195
Net amortization (accretion) of premiums (discounts) on investment securities	81	179
Amortization of affordable housing investment	140	54
Loan origination fees and gains on loan sales deferred, net of loan origination costs deferred	668	526
Gain on sale of loans	(3,944)	(3,479)
Loss (gain) on sale of other repossessed assets	160	—
Change in unrealized gain on interest-only strips	(762)	127
Capitalization of interest-only strips	173	(328)
Capitalization of servicing asset	(759)	(716)
Amortization of servicing asset	318	268
Change in valuation allowance for servicing asset	(10)	(11)
Loss on trading securities	—	62
Unrealized (gain) loss on interest rate swap agreement	137	(38)
Unrealized hedging gain on long term debt	(137)	38
Origination of loans held for sale	(96,654)	(60,374)
Proceeds from sale of loans held for sale	57,636	60,909
Decrease in restricted cash	—	1,152
Decrease (increase) in income tax receivable	(681)	290
Increase (decrease) in income tax payable	186	—
Decrease (increase) in accrued interest and other assets	1,842	(1,218)
Decrease in accrued expenses and other liabilities	(1,878)	205

Net cash provided by operating activities	(36,203)	3,448

Cash flows from investing activities:
Origination of loans held for investment	(216,366)	(168,672)
Proceeds from principal paid on loans held for investment	203,502	127,765
Net change in interest bearing deposits in financial institutions	582	—
Purchase of trading securities	—	(37,132)
Sale of trading securities	—	43,200
Purchases of investments held-to-maturity	—	(2,233)
Maturities of investments held-to-maturity	3,190	11,581
Purchase of available-for-sale investments	—	(4,078)
Maturities of available-for-sale investments	3,344	935
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(789)	(921)
Sales of Federal Home Loan Bank stock	—	486
Other repossessed assets acquired in foreclosure	(31)	—
Proceeds from sale of OREO and repossessed assets	290	—
Increase in Affordable Housing Investment	(282)	—
Purchases of premises and equipment	(865)	(161)
Net (increase) decrease in Federal Funds sold	(13,245)	—

Net cash used in investing activities	(20,670)	(29,230)

See accompanying notes to the unaudited consolidated financial statements	(continued	)

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from financing activities:
Net increase/(decrease) in deposits:
Interest bearing	$39,258	$1,791
Non-interest bearing	21,726	15,446
Proceeds from exercise of stock options	482	420
Cash dividends paid	(659)	—
Increase in obligation to affordable housing investment	1,288	—
Proceeds from stock offering, net of expenses	—	10,054
Proceeds from the issuance of long term debt	—	4,910
Net (decrease) increase in short term borrowing	(5,000)	8,500

Net cash provided by financing activities	57,095	41,121

Net increase (decrease) in cash and cash equivalents	222	15,339

Cash and cash equivalents at beginning of period	17,940	21,504

Cash and cash equivalents at end of period	$18,162	$36,843

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on time deposits	3,038	4,668
Interest on other borrowings	793	1,075

Total interest paid	$3,831	$5,743

Income Taxes	$4,055	$2,275

Supplemental disclosure of non-cash investing activities:
Loans transferred to repossessed assets	$39	$475

Loans transferred to other real estate owned	$—	$724

Loans held for sale transferred to held for investment	$689	$1,493

Loans held for investment transferred to held for sale	$1,314	$5,102

Change in unrealized gains on available-for-sale securities net of income tax benefit of ($49) and expense of $18, respectively, recorded in Other Comprehensive Income	$63	$(13)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(unaudited)

Note 1 Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiary Community National Bank (the “Bank”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions. We also have two unconsolidated subsidiaries, Community (CA) Capital Trust I (“Trust I”) and Community (CA) Capital Statutory Trust II (“Trust II”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2004, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2004 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 4 Stock Option Plans

At September 30, 2004, the Company had three stock option plans, which are described more fully in Note 12 in the Company’s 2003 Annual Report on Form 10-K. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$2,030	$1,507	$5,877	$3,994
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(65)	(38)	(181)	(118)

Proforma net income	$1,965	$1,469	$5,696	$3,876

Basic income per share, as reported	$0.46	$0.37	$1.34	$1.07
Proforma basic income per share	$0.45	$0.36	$1.30	$1.04

Diluted income per share, as reported	$0.43	$0.35	$1.25	$1.01
Proforma diluted income per share	$0.42	$0.34	$1.22	$0.98

The per share weighted average fair value of stock options granted under the plans during the three months ended September 30, 2004 was $10.42 compared to $5.27 for the three months ended September 30, 2003. The fair value of the options were estimated at grant date using a Black-Scholes single option pricing model with the following weighted average assumptions: Three months ended September 30, 2004 - expected dividend yield of 0.90%, a weighted average risk free interest rate of 3.41%, an expected life of 5.0 years and a volatility of 46.09%; Three months ended September 30, 2003 - no expected dividend yield, a risk free interest rate of 1.14%, an expected life of 5.0 years and a volatility of 39.89%.

The per share weighted average fair value of stock options granted under the plans during the nine months ended September 30, 2004 was $9.92 compared to $4.73 for the nine months ended September 30, 2003. The fair value of the options were estimated at grant date using a Black-Scholes single option pricing model with the following weighted average assumptions: Nine months ended September 30, 2004 - expected dividend yield of 0.97%, a weighted average risk free interest rate of 3.40%, an expected life of 5.0 years and a volatility of 46.68%; Nine months ended September 30, 2003 - no expected dividend yield, a risk free interest rate of 1.27%, an expected life of 5.0 years and a volatility of 40.23%.

Note 5 Loans and Related Allowance for Loan Losses:

A summary of loans is as follows:

	September 30, 2004			December 31, 2003
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Construction loans	$—	$65,949	$65,949	$—	$66,957	$66,957
Real estate one- to four-family	—	7,635	7,635	—	9,671	9,671
Real estate commercial	101,007	227,795	328,802	69,148	201,219	270,367
Consumer home equity lines of credit	—	1,977	1,977	—	1,933	1,933
Other consumer	—	1,553	1,553	—	2,085	2,085
Commercial	—	23,069	23,069	—	20,590	20,590
Aircraft	—	28,657	28,657	—	30,368	30,368

Total gross loans	101,007	356,635	457,642	69,148	332,823	401,971

Deferred loan origination costs (fees)	418	(927)	(509)	181	(781)	(600)
Discount on unguaranteed portion of SBA loans retained	(178)	(1,708)	(1,886)	(209)	(1,740)	(1,949)
Allowance for loan losses	—	(6,029)	(6,029)	—	(5,210)	(5,210)

Net loans	$101,247	$347,971	$449,218	$69,120	$325,092	$394,212

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

If the fair value of the servicing assets is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. As of September 30, 2004 and December 31, 2003, the valuation allowance for the servicing assets was $25,000 and $35,000, respectively. In estimating fair values at September 30, 2004, the Company utilized a weighted average prepayment assumption of approximately 8.71% and a discount rate of 10.00%. In estimating fair values at December 31, 2003, the Company utilized a weighted average prepayment assumption of approximately 7.36% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three and nine months ended September 30, 2004 and 2003. At September 30, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.71% and a discount rate of 10.00%. At December 31, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7.36% and a discount rate of 10.00%.

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

Commitments to extend credit amounting to $27,771,000 and $37,470,000 were outstanding at September 30, 2004 and December 31, 2003, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has undisbursed portions of construction loans totaling $123,065,000 and $100,014,000 as of September 30, 2004 and December 31, 2003, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $2,243,000 and $1,512,000 were outstanding at September 30, 2004 and December 31, 2003, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

Undisbursed lines of credit amounting to $25,733,000 and $25,845,000 were outstanding at September 30, 2004 and December 31, 2003, respectively. Undisbursed lines of credit are revolving lines of credit whereby customers can repay principal and advance principal during the term of the loan in their discretion and may expire between one and eighteen months.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. The Company has a reserve for losses on commitments to extend credit totaling $203,000 as of September 30, 2004 and December 31, 2003.

As of September 30, 2004 and December 31, 2003, the Company had no non-mandatory commitments to sell loans.

In December 2002, the Company entered into an interest rate swap agreement with a third party. The terms of the agreement include, amongst other things, a collateral requirement which would offset any credit risk between the Company and the third party. The collateral requirement is the greater of the mark-to-market value of the interest rate swap agreement or $945,000. As of September 30, 2004, the collateral requirement was $1.0 million. Should interest rates increase, it is probable that the mark-to-market value of the interest rate swap will exceed the minimum requirement of $945,000, which would require additional securities or other collateral to be pledged. As of September 30, 2004 and December 31, 2003, the Company pledged one agency mortgage backed security classified as available for sale as collateral with a market value of $1.6 million and $1.5 million, respectively. The unrealized loss on the interest rate swap was ($138,000) and ($203,000) as of September 30, 2004 and December 31, 2003, respectively. The unrealized gains or losses on the interest rate swap are recorded as other assets or liabilities with the corresponding change in the amount of liability for the Trust Preferred Security. The change in unrealized gains or losses on the interest rate swap is offset by the corresponding changes in the unrealized gains or losses on the Trust Preferred Securities in the accompanying consolidated income statements.

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

In connection with the $15.0 million in outstanding long-term debt securities reflecting the issuance of trust preferred securities, the Company issued the full and unconditional payment guarantee of certain accrued distributions.

Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Note 8 Subsequent Events:

On October 1st 2004, the Company acquired all of the assets and assumed the liabilities of Cuyamaca Bank, N.A. (OTCBB:CUYA), a commercial bank, with assets of approximately $115 million. Under the terms of the Merger Agreement, shareholders of Cuyamaca Bank common stock had the choice to receive cash, shares of Community or a combination up to a maximum of 70% of the total consideration being in Community shares. The transaction is valued at $27.3 million, or $26.68 per share, including the fair value of options outstanding (the exchange ratio for stock consideration is 1.0439 shares of Community common stock for each Cuyamaca share). The total consideration will be paid in 679,067 of CMBC stock and $7.4 million in cash, in accordance with the provisions of the Merger Agreement. Cuyamaca Bank operates banking offices in the east San Diego County cities of Santee, El Cajon and La Mesa and in the north San Diego County city of Encinitas. All of the banking offices of Cuyamaca are being operated by Community National Bank. At October 1st, 2004, Cuyamaca had $115 million in total assets. The combined institution will have approximately $670 million in total assets based on September 30, 2004 data, and 10 full service branches in San Diego and Riverside counties.

The acquisition of Cuyamaca Bank was accounted for under the purchase method of accounting and accordingly, all assets and liabilities were adjusted to and recorded at their estimated fair values as of the acquisition date. Goodwill and other intangible assets represent the excess of the purchase price over fair value of the net assets acquired by the Company. In accordance with SFAS No. 141, the Company recorded goodwill for a purchase business combination to the extent that the purchase price of the acquisition exceeded the net identifiable assets and intangible assets of the acquired company.

The intangible assets as of October 1st 2004 were comprised of Core deposit intangibles for /savings and checking accounts which was valued at $2,275,000 with a terminal economic life of 8.56 years. Amortization will approximate $267,000 on an annual basis.

Note 9 Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the nine months ended September 30,
	2004			2003
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$5,877			$3,994

Basis EPS Earnings available to common shareholders	$5,877	4,385,565	$1.34	$3,994	3,742,727	$1.07
Effect of Dilutive Securities Options	—	299,532	(0.09)	—	226,840	(0.06)

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$5,877	4,685,097	$1.25	$3,994	3,969,567	$1.01

	For the three months ended September 30,
	2004			2003
	Earnings (Numerator)	Shares (Denominator)	Per Share Amount	Earnings (Numerator)	Shares (Denominator)	Per Share Amount
Net Earnings	$2,030			$1,507

Basis EPS Earnings available to common shareholders	$2,030	4,402,605	$0.46	$1,507	4,058,348	$0.37
Effect of Dilutive Securities Options	—	302,941	(0.03)	—	260,515	(0.02)

Diluted EPS Earnings Available to common Shareholders plus assumed Conversions	$2,030	4,705,546	$0.43	$1,507	4,318,863	$0.35

Note 10 Segment Information

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company segregates its operations into two primary segments: Banking Division and Small Business Administration (“SBA 7a”) Division. The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each.

	For the nine months ended September 30,
	2004			2003
	Banking Division	SBA 7a Division	Total Company	Banking Division	SBA 7a Division	Total Company
	(dollars in thousands)
Interest income	$18,806	$3,632	$22,438	$16,884	$2,870	$19,754
Interest expense	(2,944)	(1,016)	(3,960)	(3,498)	(1,354)	(4,852)

Net interest income before provision	15,862	2,616	18,478	13,386	1,516	14,902
Provision for loan losses	(747)	(91)	(838)	(683)	(512)	(1,195)
Other income	1,938	4,979	6,917	2,045	3,532	5,577
Other expenses	(12,405)	(2,702)	(15,107)	(10,445)	(2,280)	(12,725)

Income before income taxes	4,648	4,802	9,450	4,303	2,256	6,559
Income taxes	(1,580)	(1,993)	(3,573)	(1,640)	(925)	(2,565)

Net income	$3,068	$2,809	$5,877	$2,663	$1,331	$3,994

Assets employed at quarter end	$456,130	$84,480	$540,610	$390,085	$71,015	$461,100

	For the three months ended September 30,
	2004			2003
	Banking Division	SBA Division	Total Company	Banking Division	SBA Division	Total Company
	(dollars in thousands)
Interest income	$6,459	$1,348	$7,807	$5,743	$960	$6,703
Interest expense	(1,005)	(388)	(1,393)	(829)	(617)	(1,446)

Net interest income before provision	5,454	960	6,414	4,914	343	5,257
Provision for loan losses	(297)	(28)	(325)	(160)	(314)	(474)
Other income	364	2,169	2,533	490	1,521	2,011
Other expenses	(4,428)	(908)	(5,336)	(3,557)	(811)	(4,368)

Income before income taxes	1,093	2,193	3,286	1,687	739	2,426
Income taxes	(333)	(923)	(1,256)	(625)	(294)	(919)

Net income	$760	$1,270	$2,030	$1,062	$445	$1,507

Asset employed at quarter end	$456,130	$84,480	$540,610	$390,085	$71,015	$461,100

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

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and is effective for hedging relationships entered into or modified after September 30, 2003.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) as applicable to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. Adoption of this standard may cause the Corporation to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income (Loss), adoption of this standard is not expected to have a significant impact on stockholders’ equity. In September 2004 the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and nine months ended September 30, 2004. This analysis should be read in conjunction with our 2003 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Community Bancorp Inc. on a consolidated basis.

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

At September 30, 2004, we had total assets of $541 million, total deposits of $456 million and stockholders’ equity of $43 million. We have five full service branches serving the communities of Bonsall, Escondido, Fallbrook, Temecula and Vista and additional SBA loan production offices that originate loans in California, Arizona, Nevada and Oregon. According to the June 30, 2004 FDIC data, our five branches have an 8.3% combined deposit market share within the five cities we serve, which would rank us first among community banks and fourth among all banks and thrifts in these cities.

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

Return to Our Stockholders. Our return to our stockholders is measured in the form of return on average equity (“ROE”), and the potential valuation of the stock price relative to our returns and earnings per share (“EPS”). Our net income for the nine months ended September 30, 2004 increased 47% to $5.9 million compared to $4.0 million for the nine months ended September 30, 2003. Net income increased due to an increase in net interest income and non-interest income, partially offset by an increase in operating expenses. Basic EPS increased to $1.34 for the nine months ended September 30, 2004 compared to $1.07 for the nine months ended September 30, 2003. Diluted EPS increased to $1.25 for the nine months ended September 30, 2004 compared to $1.01 for the nine months ended September 30, 2003. Our ROE was 19.64% for the nine months ended September 30, 2004 compared to 21.51% for the nine months ended September 30, 2003. The increase in EPS was due to the increase in net income, partially offset by the increase in average shares outstanding as a result of the common equity offering during the third quarter of 2003. The decrease in ROE is due to the increase in average equity outstanding as a result of the common equity private placement in August 2003, partially offset by the increase in net income.

Return on Average Assets. Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the nine months ended September 30, 2004 increased to 1.56% compared to 1.23% for the nine months ended September 30, 2003. The increase in ROA is due to the increase in net income relative to our increase in average assets.

Development of Core Revenue Streams. Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth and the use of interest rate floors on new loans being originated, combined with improved borrowing costs through the use of an interest rate swap. As a result, our net interest income before provision for loan losses increased 24% to $18.5 million for the nine months ended September 30, 2004 compared to $14.9 million for the nine months ended September 30, 2003. Our net interest margin has also improved to 5.29% for the nine months ended September 30, 2004 compared to 4.90% for the nine months ended September 30, 2003.

We have also improved our non-interest income. Non-interest income for the nine months ended September 30, 2004 was $6.9 million compared to $5.6 million for the nine months ended September 30, 2003. Gain on sale of loans increased to $4.9 million for the nine months ended September 30, 2004 compared to $3.7 million for the nine months ended September 30, 2003. Loan servicing fees increased 28% to $614,000 for the nine months ended September 2004 compared to $481,000 for the nine months ended September of 2003. The increase in loan servicing fees is the result of the increase in loans serviced for others.

While we consider gain on sale of loans a part of our core revenue stream, it is subject to changes in the environment in which we operate, including the effects of government regulation. Specifically, changes in the funding of the SBA 7a program on an annual basis can lead to temporary halts in the program itself and fundamental changes in the structure of the program. These changes have had minimal impact on our origination of SBA 7a loans.

Customer service charges have increased to $569,000 for the first nine months of 2004 compared to $548,000 for the same period in 2003 due to an increase in average transaction accounts. Other fee income increased to $956,000 for the first nine months of 2004 compared to $825,000 for the same period last year. The increase is due to an increase in income from the brokering of loans sold to other financial institutions.

Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future earnings of a company. Non-performing loans totaled $4.7 million as of September 30, 2004 compared to $961,000 as of December 31, 2003. Of the $4.7 million in non-performing loans as of September 30, 2004, $3.2 million are current. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods. Non-performing loans as a percentage of gross loans increased to 1.03% as of September 30, 2004 compared to 0.24% as of December 31, 2003. Net of government guarantees, non-performing loans totaled $2,801,000, or 0.62% of total loans as of September 30, 2004 compared to $271,000, or 0.07%, as of December 31, 2003. Non-performing assets were $4.7 million as of September 30, 2004 compared to $1.4 million as of December 31, 2003. Net of government guarantees, non-performing assets as a percent of total assets were 0.53% as of September 30, 2004 compared to 0.15% as of December 31, 2003.

Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 18% (annualized) during the first nine months of 2004 from $476.7 million as of December 31, 2003 to $540.6 million as of September 30, 2004. Total gross loans increased 14% (annualized) to $457.6 million as of September 30, 2004 compared to $402.0 million as of December 31, 2003. Total deposits increased 21% (annualized) to $455.8 million as of September 30, 2004 compared to $393.1 million as of December 31, 2003.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) improved to 59.12% for the first nine months of 2004 compared to 62.14% for the first nine months of 2003. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. Net interest income before provision plus non-interest income increased 24% to $25.4 million for the nine months ended September 30, 2004, while operating expenses increased 19% to $15.1 million for the same period.

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

We periodically evaluate servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at September 30, 2004, we utilized a weighted average prepayment assumption of approximately 8.71% and a discount rate of 10.00%. In estimating fair values at December 31, 2003, we utilized a weighted average prepayment assumption of approximately 7.36% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three months and nine months ended September 30, 2004 and 2003. At September 30, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.71% and a discount rate of 10.00%. At December 31, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7.36% and a discount rate of 10.00%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•	Real Estate Owned and Repossessed Assets. Real estate or other assets acquired through foreclosure, deed-in-lieu of foreclosure or repossession are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. There were no real estate or other assets acquired through foreclosure as of September 30, 2004 or December 31, 2003. As of September 30, 2004 and December 31, 2003, we had one aircraft acquired through repossession. Valuation was done using the collateral method based on a recent appraisal of the underlying collateral.

RESULTS OF OPERATIONS

Banking Division - Net Income

The Banking Division generates revenues through net interest income and non-interest income and consists of all banking operations, excluding SBA 7a lending. Net income for the Banking division increased to $3.1 million for the nine months ended September 30, 2004 compared to $2.7 million for the nine months ended September 30, 2003. The increase in net income for the Banking division was primarily driven by increases in net interest income, and was partially offset by an increase in non-interest expense. Net interest income for the Banking division increased from $13.4 million for the nine months ended September 30, 2003 to $15.9 million for the nine months ended September 30, 2004. This increase is primarily due to an 11% increase in interest income from $16.9 million for the nine months ended September 30, 2003 to $18.8 million for the nine months ended September 30, 2004, combined with an 18% decrease in interest expense from $3.5 million for the nine months ended September 30, 2003 to $2.9 million for the nine months ended September 30, 2004. The increase in interest income is due to the growth in interest earning assets, and the reduction in interest expense is the result of changes in the market rates for time deposits combined with an increase in the average balance of transaction accounts (demand deposits plus interest bearing checking, savings and money market accounts) for the nine months ended September 30, 2004 when compared to the same period in 2003. Average transaction accounts increased 27% to $202.7 million for the nine months ended September 30, 2004 compared to $159.3 million for the nine months ended September 30, 2003. As a result of the increase in transaction accounts noted above, customer service charges increased to $569,000 for the nine months ended September 30, 2004 compared to $548,000 for the nine months ended September 30, 2003.

For the quarters ended September 30, 2004 and 2003, net income for the Banking division was $760,000 and $1,062,000 respectively. Net income declined when comparing the third quarters of 2003 and 2004 due to the increase in operating expenses exceeding the increase in net interest income. Operating expenses for the Banking division increased to $4.4 million for the quarter ended September 30, 2004 compared to $3.6 million for the quarter ended September 30, 2003. The increase in operating expenses is a result of the normal expansion of the company, combined with the cost of implementing the requirements of the Sarbanes-Oxley Act of 2002. Net interest income for the Banking division increased from $4.9 million for the three months ended September 30, 2003 to $5.5 million for the three months ended September 30, 2004. This increase is primarily due to the 12% increase in interest income from $5.7 million for the three months ended September 30, 2003 to $6.5 million for the three months ended September 30, 2004. Average transaction accounts increased 20% to $213.4 million for the three months ended September 30, 2004 compared to $178.5 million for the three months ended September 30, 2003. As a result of the increase in transaction accounts noted above, customer service charges increased to $185,000 for the three months ended September 30, 2004 compared to $180,000 for the three months ended September 30, 2003.

In addition to net interest income and customer service charges, the Banking division generates non-interest income through a variety of sources, including gains on sale of SBA 504 commercial real estate loans and brokering of loans related to the origination of SBA 504 commercial real estate loans. The Bank created a separate SBA 504 unit in late 2002 in order to expand the origination of this type of commercial real estate loan. The unit has increased production 38% when comparing the first nine months of 2004 with the same period in 2003. During the nine months ended September 30, 2004 the Banking division originated $313.0 million in loans, including $78.3 million in SBA 504 loans, compared to $226.7 million during the nine months ended September 30, 2003, including $28.3 million in SBA 504 loans. We sold $16.0 million in SBA 504 loans during the nine months ended September 30, 2004 compared to $12.7 million in SBA 504 loans during the nine months ended September 30, 2003. As a result of the change in premiums in the secondary market, the net gain on sale of SBA 504 loans for the Banking division decreased to $610,000 for the nine months ended September 30, 2004 compared to $622,000 for the nine months ended September 30, 2003. Fees from the brokering of commercial loans decreased from $365,000 for the nine months ended September 30, 2003 to $260,000 for the nine months ended September 30, 2004 as a result of shifting demand for the product.

During the three months ended September 30, 2004 the Banking division originated $86.2 million in loans, including $15.3 million in SBA 504 loans, compared to $51.6 million during the three months ended September 30,

2003, including $8.3 million in 504 loans. We sold $2.6 million in SBA 504 loans during the three months ended September 30, 2004 compared to $1.4 million in SBA 504 loans during the three months ended September 30, 2003. As a result of the change in premiums in the secondary market, for the quarter ended September 30, 2004, net gain on sale of loans increased to $89,000 compared to $40,000 for the quarter ended September 30, 2003. Fees from the brokering of commercial loans decreased from $238,000 for the three months ended September 30, 2003 to $49,000 for the three months ended September 30, 2004 as a result of shifting demand for the product.

SBA Division - Net Income

The SBA division originates SBA 7a loans for both investment and for sale. The SBA division generates income from three sources: 1) net interest income from the loans held for investment and for sale, 2) gain on sale of loans sold in the secondary market, and 3), servicing of loans purchased by other investors. Net income for the SBA division increased to $2.8 million for the nine months ended September 30, 2004 compared to $1.3 million for the nine months ended September 30, 2003. The increase in net income for the SBA division was primarily driven by increases in net interest income and non-interest income and a decrease in the provision for loan losses, partially offset by an increase in operating expenses. Net interest income for the SBA division increased from $1.5 million for the nine months ended September 30, 2003 to $2.6 million for the nine months ended September 30, 2004. The increase in net interest income is primarily due to the increase in interest earning assets for the SBA division combined with the reduced cost of deposits as a result of the current interest rate environment. See “Interest Income and Expense” of this section for further discussion of net interest income. Non-interest income increased from $3.5 million for the nine months ended September 30, 2003 to $5.0 million for the nine months ended September 30, 2004, as a result of increases in gain on sale of loans and loan servicing income.

Net income for the SBA division increased to $1.3 million for the three months ended September 30, 2004 compared to $445,000 for the three months ended September 30, 2003. The increase in net income for the SBA division was primarily driven by increases in net interest income, non-interest income and a decrease in the provision for loan losses, partially offset by an increase in operating expenses. Net interest income for the SBA division increased from $343,000 for the three months ended September 30, 2003 to $960,000 for the three months ended September 30, 2004. The increase in net interest income is primarily due to the increase in interest earning assets for the SBA division combined with the reduced cost of deposits as a result of the current interest rate environment. See “Interest Income and Expense” of this section for further discussion of net interest income. Non-interest income increased from $1.5 million for the three months ended September 30, 2003 to $2.2 million for the three months ended September 30, 2004, as a result of increases in gain on sale of loans and loan servicing income.

Net gain on sale of loans for the SBA division increased to $4.3 million for the nine months ended September 30, 2004 compared to $3.1 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004 we originated $43.3 million in SBA 7a loans compared to $37.0 million during the nine months ended September 30, 2003. We sold $37.6 million in SBA 7a loans during the nine months ended September 30, 2004 compared to $36.6 million in SBA 7a loans during the nine months ended September 30, 2003. The dollar amount of sales increased and the gain on sale of loans increased to $4.3 million due to an increase in the premiums received from the secondary market in 2004 when compared with 2003.

For the quarter ended September 30, 2004, net gain on sale of loans increased to $1.9 million compared to $1.3 million for the quarter ended September 30, 2003. During the three months ended September 30, 2004 we originated $19.2 million in SBA 7a loans compared to $12.9 million during the three months ended September 30, 2003. We sold $16.1million in SBA 7a loans during the three months ended September 30, 2004 compared to $13.2 million in SBA 7a loans during the three months ended September 30, 2003. While the dollar amount of sales increased 48%, the gain on sale of loans increased 43% to $2.0 million.

Loan servicing income increased to $221,000 for the three months ended September 30, 2004 compared to $166,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, loan servicing income increased to $614,000 compared to $481,000 for the nine months ended September 30, 2003. Loan servicing income is the result of the spread between the interest rate paid by borrowers and the interest rate paid to third party investors, multiplied by the total volume of loans sold, net of the amortization of the servicing asset. The increase in loan servicing income is a result of the increase in loans serviced for others. As of September 30, 2004, SBA loans serviced for others increased to $153.6 million compared to $131.4 million as of September 30, 2003. The increase in loans serviced for others is a result of the loans sold in 2003 and the first nine months of 2004, net of principal repayments.

Operating expenses for the nine months ended September 30, 2004 increased to $2.7 million compared to $2.3 million for the nine months ended September 30, 2003. During the three months ended September 30, 2004, operating expenses have increased to $908,000 for the SBA division compared to $811,000 for the three months ended September 30, 2003. Operating expenses for the three months and nine months ended September 30, 2004 increased due to normal increases in operating expenses combined with expenses relating to the Sarbanes-Oxley Act of 2002 and the use of consultants for the purpose of creating greater efficiencies within the SBA 7a department. For the first nine months of 2004, the expense for efficiency consultants totaled $138,000 compared to none during the first nine months of 2003. This expense is not expected to continue in future periods as the project has been completed.

Net Income - Consolidated

Net income increased to $2.0 million for the three months ended September 30, 2004 compared to $1.5 million for the three months ended September 30, 2003. Basic earnings per share were $0.46 and $0.37 for the three months ended September 30, 2004 and 2003, respectively. Diluted earnings per share were $0.43 and $0.35 for the three months ended September 30, 2004 and 2003, respectively. ROE was 19.76% for the three months ended September 30, 2004 compared to 19.93% for the three months ended September 30, 2003. The ROA for the three months ended September 30, 2004 was 1.57% compared to 1.33% for the three months ended September 30, 2003.

Net income increased to $5.9 million for the nine months ended September 30, 2004 compared to $4.0 million for the nine months ended September 30, 2003. Basic earnings per share were $1.34 and $1.07 for the nine months ended September 30, 2004 and 2003, respectively. Diluted earnings per share were $1.25 and $1.01 for the nine months ended September 30, 2004 and 2003, respectively. ROE was 19.64% for the nine months ended September 30, 2004 compared to 21.51% for the nine months ended September 30, 2003. The ROA for the nine months ended September 30, 2004 was 1.56% compared to 1.23% for the nine months ended September 30, 2003.

The increase in net income and profitability for the three months and nine months ended September 30, 2004 was mainly due to the increases in net interest income and non-interest income, partially offset by an increase in non-interest expense. Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Non-interest income increased primarily due to an increase in loan servicing fees and fees from the brokerage of SBA related loans. Operating expenses increased as a result of the Company’s expansion and increased loan production, combined with an increase in professional expenses as a result of the Sarbanes-Oxley Act of 2002, particularly compliance with Part 404.

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

	For the three months ended September 30,
	2004			2003
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$22,157	$233	4.18%	$26,870	$222	3.28%
Fed funds sold	14,477	52	1.43%	21,503	53	0.98%
Loans:
Commercial	168,478	2,673	6.31%	109,090	1,686	6.13%
Real Estate	247,205	4,281	6.89%	232,856	4,118	7.02%
Aircraft	29,108	508	6.94%	29,709	533	7.12%
Consumer	3,040	60	7.85%	4,483	91	8.05%

Total loans	447,831	7,522	6.68%	376,138	6,428	6.78%

Total earning assets	484,465	7,807	6.41%	424,511	6,703	6.26%
Non earning assets	33,899			29,911

Total average assets	$518,364			$454,422

Average liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing accounts	$134,908	155	0.46%	$113,993	186	0.65%
Time deposits	233,611	971	1.65%	207,425	999	1.91%

Total interest bearing deposits	368,519	1,126	1.22%	321,418	1,185	1.46%
Short term borrowing	8,470	32	1.51%	21,412	69	1.28%
Long term debt (1)	14,676	235	6.37%	10,415	192	7.31%

Total interest bearing liabilities	391,665	1,393	1.42%	353,245	1,446	1.62%
Demand deposits	78,491			64,568
Accrued expenses and other liabilities	7,105			6,366
Net shareholders’ equity	41,103			30,243

Total average liabilities shareholders’ equity	$518,364	$6,414		$454,422	$5,257

Net interest spread			4.99%			4.64%

Net interest margin			5.27%			4.91%

(1)	Long term debt shown net of the effect of the interest rate swap.

Interest income for the three months ended September 30, 2004 increased to $7.8 million compared to $6.7 million for the three months ended September 30, 2003. The increase was due to the 14.12% increase in the average balance of interest earning assets, combined with the increase in the yield on those assets. The use of interest rate floors on our loans has significantly mitigated the effects of the current interest rate environment. For a further discussion of our interest rate floors, see “Item 3 Quantitative and Qualitative Disclosures about Market Risk.” Average interest earning assets increased to $484.5 million for the three months ended September 30, 2004 compared to $424.5 million for the three months ended September 30, 2003. The yield on interest earning assets increased to 6.41% for the three months ended September 30, 2004 compared to 6.26% for the three months ended September 30, 2003. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $247.2 million with a yield of 6.89% for the three months ended September 30, 2004 compared to $232.9 million with a yield of 7.02% for the three months ended September 30, 2003.

Interest expense for the three months ended September 30, 2004 decreased to $1.4 million compared to $1.5 million for the three months ended September 30, 2003. This decrease was due to the repricing of maturing certificates of deposit (“CDs”) following a 4.25% decline in the prime rate since the beginning of 2001 until June 2004, and was partially offset by an increase in average interest bearing liabilities. Average interest-bearing liabilities increased to $391.7 million for the three months ended September 30, 2004 compared to $353.2 million for the three months ended September 30, 2003. Average time deposits, the largest component of interest bearing liabilities, increased to $233.6 million with a cost of 1.65% for the three months ended September 30, 2004 compared to $207.4 million with a cost of 1.91% for the three months ended September 30, 2003.

Other average borrowings decreased to $23.1 million with a cost of 4.59% for the three months ended September 30, 2004 compared to $31.8 million with a cost of 3.28% for the three months ended September 30, 2003. During the third quarter of 2003, we issued $5.0 million in long term floating rate debt at a cost of Libor plus 2.95%, and repaid $2.0 million in long term borrowing at a rate of 7.00%. The net increase in long term debt at a lower cost resulted in a reduction of the cost of long term debt from 7.31% for the three months ended September 30, 2003 to 6.37% for the three months ended September 30, 2004.

In addition to the decrease in cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 22% from an average $64.6 million for the three months ended September 30, 2003 to $78.5 million for the three months ended September 30, 2004. The cost of deposits, including demand deposits and interest bearing deposits, decreased to 1.00% for the three months ended September 30, 2004 compared to 1.22% for the three months ended September 30, 2003. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 20% to $213.4 million for the three months ended September 30, 2004 compared to $178.6 million for the three months ended September 30, 2003. The cost of funds, including interest bearing liabilities and demand deposits, was reduced 19 basis points to 1.18% for the three months ended September 30, 2004 compared to 1.37% for the three months ended September 30, 2003.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	For the nine months ended September 30,
	2004			2003
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$24,635	$729	3.95%	$30,350	$802	3.53%
Fed funds sold	14,831	124	1.12%	13,798	111	1.08%
Loans:
Commercial	151,433	7,199	6.35%	108,063	5,155	6.38%
Real Estate	242,316	12,623	6.96%	219,672	11,725	7.14%
Aircraft	29,893	1,569	7.01%	29,484	1,638	7.43%
Consumer	3,415	194	7.59%	5,519	323	7.82%

Total loans	427,057	21,585	6.75%	362,738	18,841	6.94%

Total earning assets	466,523	22,438	6.42%	406,886	19,754	6.49%
Non earning assets	34,950			27,496

Total average assets	$501,473			$434,382

Average liabilities and shareholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$124,103	438	0.47%	$100,312	563	0.75%
Time deposits	225,467	2,728	1.62%	211,675	3,470	2.19%

Total interest bearing deposits	349,570	3,166	1.21%	311,987	4,033	1.73%
Short term borrowing	11,866	107	1.20%	22,679	285	1.68%
Long term debt (1)	14,683	687	6.25%	10,138	534	7.04%

Total interest bearing liabilities	376,119	3,960	1.41%	344,804	4,852	1.88%
Demand deposits	78,627			58,958
Accrued expenses and other liabilities	6,834			5,864
Net shareholders equity	39,893			24,756

Total average liabilities shareholders equity	$501,473	$18,478		$434,382	$14,902

Net interest spread			5.01%			4.61%

Net interest margin			5.29%			4.90%

(1)	Long term debt shown net of the effect of the interest rate swap.

Net interest income for the nine months ended September 30, 2004 increased to $18.5 million compared to $14.9 million for the nine months ended September 30, 2003. The increase was due to the 14.66% increase in the average balance of interest earning assets, and was partially offset by a decrease in the yield on those assets. Average interest earning assets increased to $466.5 million for the nine months ended September 30, 2004 compared to $406.9 million for the nine months ended September 30, 2003. The yield on interest earning assets decreased to 6.42% for the nine months ended September 30, 2004 compared to 6.49% for the nine months ended September 30, 2003. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $242.3 million with a yield of 6.96% for the nine months ended September 30, 2004 compared to $219.6 million with a yield of 7.14% for the nine months ended September 30, 2003.

Interest expense for the nine months ended September 30, 2004 decreased to $4.0 million compared to $4.9 million for the nine months ended September 30, 2003. This decrease was due to the repricing of maturing certificates of deposit (“CDs”) following a 4.25% decline in the prime rate since the beginning of 2001 until September 2004, and was partially offset by an increase in average interest bearing liabilities. Average interest-bearing liabilities increased to $376.1 million for the nine months ended September 30, 2004 compared to $344.8 million for the nine months ended September 30, 2003. Average time deposits, the largest component of interest bearing liabilities, increased to $225.5 million with a cost of 1.62% for the nine months ended September 30, 2004 compared to $211.7 million with a cost of 2.19% for the nine months ended September 30, 2003.

Other average borrowings decreased to $26.5 million with a cost of 3.99% for the nine months ended September 30, 2004 compared to $32.8 million with a cost of 3.33% for the nine months ended September 30, 2003. During the third quarter of 2003, we issued $5.0 million in long term floating rate debt at a cost of Libor plus 2.95%, and repaid $2.0 million in long term borrowing at a rate of 7.00%. The net increase in long term debt at a lower cost resulted in a reduction of the cost of long term debt from 7.04% for the nine months ended September 30, 2003 to 6.25% for the nine months ended September 30, 2004.

In addition to the decrease in cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 33% from an average $58.9 million for the nine months ended September 30, 2003 to $78.6 million for the nine months ended September 30, 2004. The cost of deposits, including demand deposits and interest bearing deposits, decreased to .99% for the nine months ended September 30, 2004 compared to 1.45% for the nine months ended September 30, 2003. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 27% to $202.7 million for the nine months ended September 30, 2004 compared to $159.3 million for the nine months ended September 30, 2003. The cost of funds, including interest bearing liabilities and demand deposits, was reduced 45 basis points to 1.16 % for the nine months ended September 30, 2004 compared to 1.61% for the nine months ended September 30, 2003.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended September 30, 2004 was $6.4 million compared to $5.2 million for the three months ended September 30, 2003. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $484.5 million for the three months ended September 30, 2004 with a net interest margin of 5.27% compared to $424.5 million with a net interest margin of 4.91% for the three months ended September 30, 2003.

Net interest income before provision for estimated loan losses for the nine months ended September 30, 2004 was $18.5 million compared to $14.9 million for the nine months ended September 30, 2003. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $466.5 million for the nine months ended September 30, 2004 with a net interest margin of 5.29% compared to $406.9 million with a net interest margin of 4.90% for the nine months ended September 30, 2003.

For the three months and nine months ended September 30, 2004, the increase in the net interest margin was primarily due to the decline in cost of interest bearing liabilities. For a discussion of the repricing of our assets and liabilities, see “Item 3 Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Estimated Loan Losses

The provision for estimated loan losses was $325,000 for the three months ended September 30, 2004 compared to $474,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, provision for loan losses was $838,000 compared to $1,195,000 for the nine months ended September 30, 2003. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $2.5 million for the three months ended September 30, 2004 compared to $2.0 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, other operating income was $6.9 million compared to $5.6 million for the nine months ended September 30, 2003. The increase in other operating income for the three months and nine months ended September 30, 2004 was primarily due to an increase in gain on sale of loans. For a further discussion of loan servicing fees, see “SBA Division - Net Income” in this section. For a further discussion of customer service charges, see “Banking Division – Net Income” in this section.

Other fee income increased to $335,000 for the three months ended September 30, 2004 compared to $313,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, other fee income totaled $956,000 compared to $825,000 for the nine months ended September 30, 2003. The increase in other fee income for the three and nine months ended September 30, 2004 is a result of an increase in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Operating Expenses

Operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of operating expenses. Operating expenses increased to $5.3 million for the three months ended September 30, 2004 compared to $4.4 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, operating expenses totaled $15.1 million compared to $12.7 million for the nine months ended September 30, 2003.

The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus non-interest income, excluding gains or losses on repossessed assets, improved to 58.59% for the quarter ended September 30, 2004 compared to 60.10% for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, the efficiency ratio improved to 59.12% compared to 62.14% for the nine months ended September 30, 2003.

Salaries and employee benefits increased to $2.9 million for the quarter ended September 30, 2004 compared to $2.5 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, salaries and employee benefits increased to $8.1 million compared to $7.2 for the nine months ended September 30, 2003. The increase in salaries and employee benefits for the three and nine month periods ended September 30, 2004 can be attributed to normal cost increases for salaries and benefits plus increased incentive based compensation due to increased loan and deposit production and profitability. Incentive based compensation (based on loan production, deposit generation and profitability), not including tax related expense, totaled $1.0 million for the quarter ended September 30, 2004 compared to $900,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, incentive based compensation, not including related tax expense, totaled $2.7 million compared to $2.2 million for the nine months ended September 30, 2003.

Occupancy expense increased to $340,000 for the quarter ended September 30, 2004 compared to $335,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, occupancy expense increased to $1,033,000 compared to $974,000 for the nine months ended September 30, 2003. The increase in occupancy expense for the three and nine months ended September 30, 2004 was due to normal increases in rent, the addition of two new SBA loan production offices and other occupancy related expenses.

Professional services, including legal, accounting, regulatory and consulting, increased to $818,000 for the quarter ended September 30, 2004 compared to $256,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, professional services increased to $1.9 million compared to $861,000 for the nine months ended September 30, 2003. The increase in professional services for the three and nine months ended September 30, 2004 was due to the implementation of the Sarbanes-Oxley Act of 2002 combined with the use of consultants to improve efficiencies in the SBA division. Sarbanes-Oxley related expenses, including 404 compliance and excluding employee expense, have totaled $702,000 for the first nine months of 2004 compared to none during the first nine months of 2003, and have been allocated proportionately between the Banking division and the SBA division. For the first nine months of 2004, the expense for efficiency consultants totaled $138,000, compared to none during the first nine months of 2003, and has been allocated to the SBA division. This expense is not expected to continue in future periods as the project has been completed.

Depreciation and amortization expense declined to $190,000 for the quarter ended September 30, 2004 compared to $199,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, depreciation and amortization expense declined to $566,000 compared to $613,000 for the nine months ended September 30, 2003. The decline in depreciation and amortization expense for the three and nine months ended

September 30, 2004 was due to the decrease in the amount of premises and equipment, which declined from an average $4.0 million during the nine months of 2003 to $3.7 million for the first nine months of 2004. The decline is the result of normal amortization of premises and equipment.

Data processing expense increased to $194,000 for the quarter ended September 30, 2004 compared to $181,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, data processing expense increased to $611,000 compared to $515,000 for the nine months ended September 30, 2003. Data processing expense for the three months and nine months ended September 30, 2004 increased due to the increase in both deposits and loans as well as normal cost increases.

Office expenses were $155,000 quarter ended September 30, 2004 compared to $168,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, office expenses totaled $483,000 compared to $484,000 for the nine months ended September 30, 2003.

Increases in other operating expenses are due to the normal expansion of our operations. Other expenses decreased to $723,000 for the quarter ended September 30, 2004 compared to $756,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, other operating expenses totaled $2.4 million compared to $2.1 million for the nine months ended September 30, 2003. Total assets increased 17.87% to $540.6 million as of September 30, 2004 compared to $476.7 million as of December 31, 2003.

Provision for Income Taxes

The effective income tax rate was 38.22% for the three months ended September 30, 2004 compared to 37.88% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the effective tax rate was 37.81% compared to 39.11% for the nine months ended September 30, 2003. The effective tax rate decline in the nine months ended September 30, 2004 was due to investments which generate income tax credits. See “Financial Condition – Investments” section of this discussion for further information. Provisions for income taxes totaled $1.3 million and $919,000 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, provisions for income taxes totaled $3.6 million compared to $2.6 million for the nine months ended September 30, 2003.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2004 compared to December 31, 2003

The demand for our banking products has led to continued increases in loans and deposits during the first half of 2004. As of September 30, 2004, total assets were $540.6 million, an increase of 17.87% (annualized) compared to $476.7 million as of December 31, 2003. Total gross loans increased to $457.6 million as of September 30, 2004 compared to $402.0 million as of December 31, 2003. Total deposits increased to $455.8 million as of September 30, 2004 compared to $393.1 million as of December 31, 2003. Stockholders’ equity increased to $42.8 million as of September 30, 2004 compared to $37.1 million as of December 31, 2003.

Investments

Our investment portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA pass through securities and overnight investments in the Federal Funds market. Our held to maturity portfolio declined to $4.5 million as of September 30, 2004 compared to $7.7 million as of December 31, 2003. The decrease in held to maturity securities was due to the maturing or prepayment of agency bonds and mortgage backed securities. As of September 30, 2004, $2.4 million was held as collateral for public funds, treasury, tax, and loan deposits and for other purposes.

Our available for sale portfolio declined to $12.6 million as of September 30, 2004 compared to $15.9 million as of December 31, 2003. The available for sale portfolio is made up of agency mortgage backed securities that are readily marketable and are marked to market on a monthly basis. The decrease in held to maturity securities was due to the maturing or prepayment of agency bonds and mortgage backed securities. Of the $12.6 million, a single security of $1.7 million was pledged as additional security for our interest rate swap. The collateral requirement for the interest rate swap is the greater of the mark to market value of the swap or $945,000. Therefore, as interest rates increase, it is probable that the collateral required will increase. In addition to the security pledged for the swap, the remainder of the portfolio was held as collateral for public funds, treasury, tax and loan deposits and for other purposes at September 30, 2004.

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on a level-yield method over the life of the related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $2.5 million as of September 30, 2004. The Company’s usage of tax credits approximated $107,000 and $67,000 during the quarters ended September 30, 2004 and 2003, respectively. The Company’s usage of tax credits approximated $214,000 and $75,000 during the nine months ended September 30, 2004 and 2003, respectively. Investment amortization amounted to $79,000 and $19,000 for the quarters ended September 30, 2004 and 2003, respectively. Investment amortization amounted to $140,000 and $30,000 for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, the investment in these partnerships totaled $1.5 million. The Company had a commitment to fund an additional $1.3 million to these partnerships as of September 30, 2004.

Average Federal Funds sold for the three months ended September 30, 2004 were $14.5 million compared to $21.5 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, average Federal Funds sold totaled $15.0 million compared to $13.8 million for the nine months ended September 30, 2003.

We held $937,000 in Federal Reserve Bank stock as of September 30, 2004 compared to $569,000 as of December 31, 2003. We held $1,851,000 in Federal Home Loan Bank stock as of September 30, 2004 compared to $1,430,000 as of December 31, 2003.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

	At September 30,		At December 31,
	2004		2003
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value

	(dollars in thousands)
Held to maturity
U.S. Government agency and other securities	$—	$—	$1,501	$1,523
Agency mortgage backed securities	3,573	3,639	5,213	5,305
SBA pass through securities	924	942	973	979

Total held to maturity	$4,497	$4,581	$7,687	$7,807

	Amortized Cost	Fair value	Amortized Cost	Fair value
Available for sale
Agency mortgage backed securities	$12,624	$12,605	$16,048	$15,921

The contractual maturities held to maturity at September 30, 2004 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
Mortgage backed securities
Due greater than one year through five years	245	251	4.78%
Due greater than five years through ten years	1,218	1,260	4.97%
Mortgage backed securities due greater than ten years	2,110	2,128	4.38%

Subtotal mortgage backed securities	3,573	3,639	4.61%
SBA pass through securities
Due greater than ten years	924	942	2.99%

Total	$4,497	$4,581	4.28%

As of September 30, 2004, the Company held investments with unrealized holding losses totaling $21,000, consisting of the following (in thousands):

	Fair Value	Gross Unrealized Loss

Mortgage-backed securities:
FNMA	$7,573	$(21)

As of September 30, 2004, the unrealized holding losses relate to a total of eight hybrid variable rate mortgage-backed securities. Such unrealized holding losses are the result of an increase in market interest rates in the 3rd Quarter of 2004 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, management concluded that such unrealized losses were not other than temporary as of September 30, 2004.

Loans

As a result of increased loan origination total gross loans have increased to $457.6 million as of September 30, 2004 compared to $402.0 million as of December 31, 2003. We service the SBA 7a loans that we sell. Total SBA 7a loans serviced for others increased to $153.6 million as of September 30, 2004 compared to $137.0 million as of December 31, 2003.

Loan Origination and Sale. The following table sets forth our loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or for the nine months ended September 30,		At or for the three months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Beginning balance	$394,212	$339,471	$441,330	$368,130

Loans originated for sale:
Real estate:
One-to four-family	—	2,353	—	—
Commercial	96,654	58,021	31,311	23,362

Total loans originated for sale	96,654	60,374	31,311	23,362

Loans sold:
Real estate:
Construction	—	1,725	—	—
One-to four-family	—	6,645	—	—
Commercial	53,692	49,060	18,686	14,613

Total loans sold	53,692	57,430	18,686	14,613

Loans originated for investment:
Commercial loans	23,949	21,307	6,432	5,222
Real estate:
Construction loans	96,774	83,582	41,612	23,169
One-to four-family	576	—	201	—
Commercial	92,471	62,626	27,082	17,527
Consumer	2,595	1,157	1,765	356

Total loans originated	216,365	168,672	77,092	46,274

Less:
Principal repayments	203,502	129,556	81,716	42,596
Other net charges (1)	819	1,125	113	151

Total Loans	$449,218	$380,406	$449,218	$380,406

Loans held for sale are accounted for at the lower of cost or market at any given reporting date. Market is determined by obtaining estimated pricing from third party investors in similar types of product and considers loan type, maturity, interest rate, margin (if applicable) and other factors. As of September 30, 2004, loans held for sale totaled $101.2 million compared to $69.1 million as of December 31, 2003. For the three months and nine months ended September 30, 2004 and 2003, there were no lower of cost or market adjustments to loans held for sale.

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

	At September 30, 2004		At December 31, 2003
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$23,069	5.04%	$20,590	5.12%
Aircraft loans	28,657	6.26%	30,368	7.55%
Real estate:
Construction loans	65,949	14.41%	66,957	16.66%
Secured by
One- to four-family	7,635	1.67%	9,671	2.41%
Commercial	328,802	71.85%	270,367	67.26%
Consumer:
Home equity lines of credit	1,977	0.43%	1,933	0.48%
Other	1,553	0.34%	2,085	0.52%

Total Gross loans outstanding	457,642	100.00%	401,971	100.00%
Deferred loan fees and unamortized gains	(2,395)		(2,549)
Allowance for loan losses	(6,029)		(5,210)

Net loans held for investment and held for sale	$449,218		$394,212

SBA loans serviced for others	$153,631		$136,966

Loan Maturity

The following table sets forth the contractual maturities of our gross loans at September 30, 2004:

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$12,582	$2,251	$2,816	$5,420	$23,069
Aircraft loans	652	79	360	27,566	28,657
Real estate:
Construction loans	58,186	3,637	—	4,126	65,949
Secured by one- to four-family residential properties	2,256	2,583	353	2,443	7,635
Secured by commercial properties	51,536	18,497	12,218	246,551	328,802
Consumer:
Home equity lines of credit	11	48	49	1,869	1,977
Other	465	474	384	230	1,553

Total gross loans held for investment and held for sale	$125,688	$27,569	$16,180	$288,205	$457,642

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

The following table sets forth our non-performing assets at the dates indicated:

	September 30, 2004	December 31, 2003
	(dollars in thousands)
Non-accrual loans	$4,701	$961
Troubled debt restructurings	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—

Total non-performing loans	4,701	961
Repossessed assets	39	458

Total non-performing assets	$4,740	$1,419

SUPPLEMENTAL DATA
Undisbursed portion of construction and other loans	$125,308	$101,526
Government guaranteed portion of total loans	$35,068	$30,360
Non-performing loans, net of government guarantees	$2,801	$271

Total non-performing loans/gross loans	1.03%	0.24%
Total non-performing assets/total assets	0.88%	0.30%
Total non-performing loans, net of guarantees/gross loans	0.62%	0.07%
Total non-performing assets, net of guarantees/total assets	0.53%	0.15%

Allowance for loan losses	$6,029	$5,210
Loan loss allowance/loans, gross	1.32%	1.30%
Loan loss allowance/total gross loans net of guarantees	1.43%	1.40%
Loan loss allowance/loans held for investment	1.70%	1.58%
Loan loss allowance/non-performing loans	128.25%	542.14%
Loan loss allowance/total assets	1.12%	1.09%
Loan loss allowance/non-performing assets	127.19%	367.16%
Loan loss allowance/non-performing loans, net of guarantees	215.24%	1922.51%
Loan loss allowance/non-performing assets, net of guarantees	212.29%	714.68%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of September 30, 2004 and December 31, 2003 all impaired or non-accrual loans were collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of September 30, 2004 we had eight loans on non-accrual status totaling $4.7 million with $1.9 million, or 40%, guaranteed by the government. As of December 31, 2003, loans on non-accrual status totaled $961,000. Of this total, $690,000, or 72%, was guaranteed by the government. Of the $4.7 million in non-performing loans as of September 30, 2004, $3.2 million are current. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $5.4 million as of September 30, 2004 compared to $3.4 million as of December 31, 2003.

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

The following table sets forth information regarding our allowance for loan losses at the dates and for the periods indicated:

	At or for the nine months ended September 30,		At or for the three months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Balance at beginning of period	$5,210	$3,945	$5,715	$4,530
Chargeoffs:
Real estate loans:
One- to four- family	—	102	—	102
Commercial	15	129	15	49
Commercial	11	329	—	264
Aircraft	—	48	—	48
Consumer	10	34	—	28

Total chargeoffs	36	642	15	491
Recoveries:
Real estate loans:
One- to four-family	—	20	—	—
Commercial	—	4	—	4
Commercial	7	27	3	16
Aircraft	—	—	—	—
Consumer	10	1	1	1

Total recoveries	17	52	4	21

Net chargeoffs	19	590	11	470
Reserve for losses on commitments to extend credit*	—	(5)	—	11
Provision for loan losses	838	1,195	325	474

Balance at end of period	$6,029	$4,545	$6,029	$4,545

Net charge offs to average loans	0.01%	0.22%	0.01%	0.50%
Reserve for losses on commitments to extend credit	$203	$179	$203	$179

*	During the three months and nine months ended September 30, 2004 and 2003, there have been no charge offs or recoveries on commitments to extend credit.

As of September 30, 2004 the balance in the allowance for loans losses was $6.0 million compared to $5.2 million as of December 31, 2003. In addition, the reserve for losses on commitments to extend credit was $203,000 as of September 30, 2004 and December 31, 2003. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $125.3 million as of September 30, 2004 compared to $101.5 million as of December 31, 2003. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and Directors’ Loan Committee have established reserve levels for each category based upon loan type as well as economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

As of September 30, 2004 the allowance was 1.32% of total gross loans compared to 1.30% as of December 31, 2003. As a percent of loans held for investment, the allowance was 1.70% as of September 30, 2004 compared to 1.58% as of December 31, 2003. During the three months and nine months ended September 30, 2004, there were no major changes in loan concentrations that affected the allowance for loan losses. There have been no significant changes in estimation methods during the periods presented. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced, or expected trends within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 128.25% as of September 30, 2004 compared to 542.14% as of December 31, 2003, reflecting the increase in non-performing loans. Management believes the allowance at September 30, 2004 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net charge offs for the three months ended September 30, 2004 totaled $11,000 compared to net charge offs of $470,000 for the three months ended September 30, 2003. Net charge offs for the nine months ended September 30, 2004 totaled $19,000 compared to $590,000 for the nine months ended September 30, 2003. Our management and Directors’ Loan Committee have also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. Our management and Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, the market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other real estate owned and repossessed assets. There were no OREOs as of September 30, 2004 or December 31, 2003. As of September 30, 2004, the repossessed asset in the amount of $39,000 was a small aircraft.

Deposits and Borrowings

Total deposits increased to $455.8 million as of September 30, 2004 compared to $393.1 million as of December 31, 2003. Interest bearing deposits increased to $372.1 million as of September 30, 2004 compared to $324.5 million as of December 31, 2003. Non-interest bearing deposits increased to $83.7 million as of September 30, 2004 compared to $68.7 million as of December 31, 2003. Total wholesale deposits were $83.7 million as of September 30, 2004 compared to $59.5 million as of December 31, 2003. Total retail banking deposits increased 20% (annualized) to $370.2 million as of September 30, 2004 compared to $333.6 million as of December 31, 2003. The increase in retail deposits is consistent with our strategy to grow our core deposit base and has occurred because of our expansion, including the addition and growth of our retail banking offices. We plan to open an additional branch on October 4, 2004 in the City of Murrieta, California.

Short term borrowings totaled $20.0 million as of September 30, 2004 compared to $25.0 million as of December 31, 2003. We maintain a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to increase our liquidity.

Long term debt, consisting entirely of Trust Preferred Securities, totaled $14.9 million as of September 30, 2004 compared to $14.7 million as of December 31, 2003. The net change in long term debt is a result of the change in the market value of the interest rate swap hedging the $10.0 million fixed rate Trust Preferred Securities portfolio. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for further information.

Capital

Our stockholders’ equity increased to $42.8 million as of September 30, 2004 compared to $37.1 million as of December 31, 2003. The increase in stockholders’ equity is a result of net income of $5.9 million for the nine months ended September 30, 2004 combined with proceeds from the exercise of stock options, less the cash dividends paid during the nine months.

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

On February 26, 2004, the Company announced the payment of a cash dividend of $0.05 per common share (payable on March 31, 2004) and the initiation of a policy of paying quarterly cash dividends. On September 1, 2004, the Company announced the payment of a cash dividend of $0.05 per common share payable on September 30, 2004. From 1998 until the first quarter of 2004, the Company had paid no cash dividends. Whether or not any cash dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Community Bancorp’s and the Bank’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends. In connection with the $15 million in outstanding trust preferred securities, we have the right to defer the payment of interest on these securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock.

Management considers capital requirements as part of its strategic planning process. The strategic plan calls for continuing increases in assets and liabilities, and the capital required may therefore be in excess of retained earnings. The ability to obtain capital is dependent upon the capital markets as well as our performance. Management regularly evaluates sources of capital and the timing required to meet its strategic objectives

At September 30, 2004 and December 31, 2003, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank. As of September 30, 2004, the Bank’s regulatory Total Capital to risk-weighted assets ratio was 11.22% compared to 13.39% as of December 31, 2003. The Bank’s regulatory Tier 1 Capital to risk-weighted assets ratio was 9.97% as of September 30, 2004 compared to 12.14% as of December 31, 2003. The Bank’s regulatory Tier 1 Capital to average assets ratio was 9.35% as of September 30, 2004 compared to 10.90% as of December 31, 2003.

As of September 30, 2004, our regulatory total capital to risk-weighted assets ratio was 13.08% compared to 13.77% as of December 31, 2003. Our regulatory Tier 1 Capital to risk-weighted assets ratio was 11.68% as of September 30, 2004 compared to 11.88% as of December 31, 2003. Our regulatory Tier 1 Capital to average assets ratio was 10.95% as of September 30, 2004 compared to 10.67% as of December 31, 2003.

Financial Borrowings and Commitments

As of September 30, 2004 the financial borrowings and commitments having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Trust Preferred Securities	Total Commitments
	(dollars in thousands)
2004	$264	$—	$264
2005	1,076	—	1,076
2006	1,102	—	1,102
2007	990	—	990
2008	927	—	927
Thereafter	4,435	15,000	19,435

Total	$8,794	$15,000	$23,794

In addition to the above, we have commitments to extend credit on undisbursed construction and other loans totaling $125.3 million as of September 30, 2004.

The Company has a credit line with the FHLB with a limit of $62 million as of September 30, 2004, with a balance outstanding of $20.0 million. In addition, we have credit lines with other correspondent banks of $15.0 million. There were no advances against these lines as of September 30, 2004. The $20.0 million in advances from the FHLB have a remaining term of less than one year.

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

We experienced net cash outflows from operating activities of $36.2 million during the nine months ended September 30, 2004 compared to net cash inflows of $3.4 million during the nine months ended September 30, 2003. Net cash outflows from operating activities during the first nine months of 2004 were primarily due to the origination of loans held for sale in excess of proceeds from the sale of loans, partially offset by our net income. Net cash inflows from operating activities during the first nine months of 2003 were primarily from the proceeds from the sale of loans held for sale in excess of the origination of loans held for sale, combined with our net income. Net cash outflows from investing activities totaled $20.7 million and $29.2 million during the nine months ended September 30, 2004 and 2003, respectively. Net cash outflows from investing activities for the nine months ended September 30, 2004 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment, combined with the increase in federal funds sold. Net cash outflows from investing activities for the nine months ended September 30, 2003 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment, partially offset by the sale of trading securities in excess of the purchase of trading securities. We experienced net cash inflows from financing activities of $57.1 million and $41.1 million during the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, interest bearing and non-interest bearing deposits increased $60.9 million and $17.1 million, respectively. This increase was partially offset by a net decrease in short term borrowing. During the first nine months of 2003 net cash inflows were primarily from increases in short term borrowing and non-interest bearing deposits.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At September 30, 2004 our available borrowing capacity includes approximately $15.0 million in federal funds line facilities and $42.0 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At September 30, 2004, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the nine months ended September 30, 2004 there were $8.25 million in dividends by the Bank to Community Bancorp Inc used primarily to fund the purchase of Cuyamaca Bank, N.A. During the nine months ended September 30, 2003, the Bank paid $300,000 in dividends to Community Bancorp Inc. As of September 30, 2004, approximately $7.6 million of undivided profits of the Bank were available for dividends to the Company.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of September 30, 2004, 85.71% of our loan portfolio was tied to adjustable rate indices. The majority of the loans are tied to prime and reprice immediately. The exceptions are SBA 7a loans, which reprice on the first day of the subsequent quarter after a change in prime. As of September 30, 2004, 53.34% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of September 30, 2004, 65.29% of our long term debt was fixed rate with an average remaining term of 26 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate debt to variable rate with a nine month adjustment period. The Gap table on page 39 reflects the affects of this interest rate swap.

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

At September 30, 2004, 53.3% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging twelve months. The remaining weighted average term to maturity for our CD accounts approximated seven months at September 30, 2004. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $129.0 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of September 30, 2004, with rates being paid between 0.15% and 0.90%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers will no longer maintain the deposit with us.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of September 30, 2004. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of September 30, 2004
	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$230,568	$18,991	$40,308	$100,409	$1,976	$392,252
Fixed rate loans, gross (1)(2)	15,934	5,565	3,894	12,410	27,587	65,390
Investments:
Investment securities held-to-maturity	924	—	—	2,355	1,218	4,497
Investment securities available-for-sale	—	—	—	12,605	—	12,605
Federal funds sold	31,170	—	—	—	—	31,170
Other investments	1,846	95	95	—	2,787	4,823

Total interest sensitive assets	280,442	24,651	44,297	127,779	33,568	510,737

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	92,285	92,285
Interest bearing (1)	208,311	56,757	102,979	5,053	—	373,100
Other Borrowings (3)	20,000	10,000	—	—	—	30,000

Total interest sensitive liabilities	$228,311	$66,757	$102,979	$5,053	$92,285	$495,385

GAP Analysis
Interest rate sensitivity gap	$52,131	$(42,106)	$(58,682)	$122,726	$(58,717)	$15,352
GAP as % of total interest sensitive assets	10.21%	-8.24%	-11.49%	24.03%	-11.50%	3.01%
Cumulative interest rate sensitivity gap	$52,131	$10,025	$(48,657)	$74,069	$15,352	$15,352
Cumulative gap as % of total interest sensitive assets	10.21%	1.96%	-9.53%	14.50%	3.01%	3.01%

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

We have been originating loans with interest rate floors on adjustable rate loans for the past several years. As of September 30, 2004, we had $265.6 million of loans with floors outstanding. Of this total, $222.3 million, or 84%, were at their floor and had a weighted average rate of 6.33%. The contractual weighted average margin over prime of this portfolio was 1.23% as of September 30, 2004, and therefore, based on the current prime rate of 4.75%, the prime rate would have to increase 0.35% before this portfolio would begin to see an increase in yield. The effects of these floors can be seen in the simulation analysis below by looking at the $1.8 million increase in projected net interest income between the current rates and a 100 basis point increase in rates, compared to the $3.8 million increase in projected net interest income with a 200 basis point increase in rates. The difference between the 100 basis point increase simulation and the 200 basis point increase simulation is $2.0 million, or $199,000 greater than the difference between the current interest rate simulation and the 100 basis point simulation.

The following table shows the effects of changes in projected net interest income for the twelve months ending September 30, 2005 under the interest rate shock scenarios stated. The table was prepared as of September 30, 2004, at which time prime was 4.75%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
	(dollars in thousands)
+ 300 bp	$33,527	$5,724	20.59%
+ 200 bp	$31,548	$3,745	13.47%
+ 100 bp	$29,576	$1,773	6.38%
0 bp	$27,803
- 25 bp	$27,648	$(155)	-0.56%
- 50 bp	$27,520	$(283)	-1.02%
- 100 bp	$27,427	$(376)	-1.35%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2 Changes in Securities and Use of Proceeds

None to report.

Item 3 Defaults upon senior securities

None to report.

Item 4 Submission of matters to a vote of security holders

The following items were submitted to the security holders for approval at the special meeting held on September 22, 2004:

1.	Approval of an amendment to the 2003 Stock Option Plan to increase the amount of options available to be issued from 125,000 to 625,000.

The results of the vote were as follows:

FOR	AGAINST	ABSTAIN
2,523,197	216,448	51,467

Item 5 Other information

None to report.

Item 6 Exhibits and Reports from 8-K

(a)	Exhibits

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

(b)	Reports on Form 8-K

The Company filed an 8-K report under items 8 and 9 on September 24, 2004 announcing the results of the shareholder approval of the merger between Cuyamaca Bank, N.A. with and into Community National Bank, the wholly owned subsidiary of Community Bancorp Inc.

The Company filed an 8-K report under items 8 and 9 on September 3, 2004 declaring a quarterly cash dividend payable on September 30, 2004.

The Company filed an 8-K report under items 5, 7 and 9 on July 29, 2004 a copy of a slide presentation to be utilized in an investor conference sponsored by Keefe, Bruyette and Woods on the same date.

The Company filed an 8-K report under items 7 and 12 on July 23, 2004 a copy of the press release announcing earnings for the 3 months and 9 months ended June 30, 2004.

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc.
(Registrant)

Date November 15, 2004	/s/ Michael J. Perdue
Michael J. Perdue
President and Chief Executive Officer

Date November 15, 2004	/s/ L. Bruce Mills, Jr.
L. Bruce Mills, Jr.
Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications