Form 10-K
period 2004-12-31
COMMUNITY BANCORP INC
filed 2005-03-15
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Check whether or not the Company is an accelerated filer as defined in Exchange Rule Act 12b-2.    Yes  ☒    No  ☐

As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the Company was: $88,011,000

Number of shares of common stock outstanding as of February 28, 2005: 5,254,347

Portions of the definitive proxy statement for the 2005 Annual Meeting of the Company’s shareholders are incorporated into Part III of this Report by reference.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report on Form 10-K (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital and liquidity to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in this Report, including in “Item 1. Business - Factors That May Affect Future Results of Operations.” When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report.

PART I

ITEM 1. BUSINESS

WHERE YOU CAN FIND MORE INFORMATION

Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the SEC. We electronically file the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 11-K (Annual Report for Employees Stock Purchase and Savings Plans), Form 8-K (Report of Unscheduled Material Events), and Form DEF 14A (Proxy Statement). We may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. Additionally, all forms filed with the SEC and additional shareholder information (including director and executive officer ownership reports) are available free of charge on our website: www.comnb.com. We post these reports to our website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from our website is incorporated into this Report.

Community Bancorp

We are a Southern California-based bank holding company for Community National Bank. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the I-15 corridor in San Diego County and southwest Riverside County. San Diego and Riverside Counties, according to U.S. census data, were among the top ten fastest growing counties in the United States measured by numerical population growth from April 1, 2000 to July 1, 2004.

We acquired Cuyamaca Bank, N.A., a commercial bank with assets of approximately $115 million, by merging it into Community National Bank as of the close of business on October 1, 2004. As a result, we consolidated the results of the combined entity beginning in the fourth quarter 2004.

At December 31, 2004, we had total assets of $641.6 million, total deposits of $549.8 million and stockholders’ equity of $63.1 million. We have ten full service branches serving the communities of Bonsall, El Cajon, Encinitas, Escondido, Fallbrook, La Mesa, Murrieta, Santee, Temecula and Vista, and additional SBA loan production offices in California, Arizona and Nevada. According to June 30, 2004 FDIC data, our nine branches (including Cuyamaca and prior to the opening of our Murrieta branch) have a 5.43% combined deposit market share within the nine cities we serve, which would rank us first amongst community banks and sixth among all banks and thrifts.

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

The Bank is focused on more “traditional” aspects of commercial banking, including building long term relationships and servicing the entire banking relationship and on the production and servicing of SBA loans that we may retain in the Bank’s loan portfolio or sell to third party investors.

Management

Our highly experienced management team consists of the following individuals:

•	Gary W. Deems, Chairman of the Board of Community Bancorp and the Bank, joined us in 2000. Mr. Deems has over 30 years of banking experience. Prior to his involvement with us, Mr. Deems was most recently Executive Vice President and Chief Administrative Officer of FP Bancorp Inc. from 1993 to 1998.

•	Michael J. Perdue, President and Chief Executive Officer of both Community Bancorp and the Bank, joined us in July 2003 as President and Chief Operating Officer and became Chief Executive Officer and a member of our Board on December 17, 2003. Mr. Perdue has been involved in banking and finance for over 25 years both in Oregon and Southern California. He has held senior management positions with several local financial institutions, including five years as Executive Vice President and Chief Operating Officer and a director of Escondido-based FP Bancorp Inc., parent of First Pacific National Bank, which was acquired by Zions Bancorporation in 1998.

•	Gary M. Youmans, the Executive Vice President in charge of the SBA operation has 35 years of banking experience and joined the Bank in 1991. He is also a director of both Community Bancorp and the Bank.

•	L. Bruce Mills, Jr., Senior Vice President and Chief Financial Officer of both Community Bancorp and the Bank, has 24 years of banking and financial experience and joined us in 1998.

•	Donald W. Murray, Executive Vice President and Chief Credit Officer of the Bank has 22 years of banking experience and joined us in 1994.

•	Richard M. Sanborn, Executive Vice President and Chief Administrative Officer, has 20 years of banking and financial experience and joined the Bank in June 2004. Prior to joining the Bank, he was a member of the bank and holding company boards of directors for 1st Centennial Bank and was the former President and CEO of Palomar Community Bank in Escondido which merged with 1st Centennial in March 2003.

Our Strategy

Our strategy is to be a high performing bank holding company serving the needs of small to medium-sized businesses and individuals in our targeted communities.

Our operating goals are to:

•	enhance profitability and expand our banking franchise;

•	maintain strong credit quality;

•	increase core deposits and lower our costs of funds;

•	continue strong loan production;

•	expand through de novo branches, organic growth and acquisitions; and

•	efficiently manage capital.

Enhance profitability and expand our banking franchise. We have improved earnings by expanding net interest income, growing non-interest income and controlling expenses. This has resulted in record earnings for 2004 of $8.4 million. Our return on average tangible equity (“ROTE”) and return on average assets (“ROA”) for 2004 were 20.11% and 1.55%, respectively. Our efficiency ratio has also improved to 60.08% for 2004.

Total assets have increased an average of 23% over the past five years. This growth rate has been driven by several factors including loan generation of commercial real estate and other loans, combined with significant increases in core deposits to support the loan growth. Loan production totaled $420.6 million in 2004, contributing to the 35% growth in total assets in 2004.

Maintain strong credit quality. Oversight of our lending portfolio has been performed by individuals with extensive experience in commercial lending, and who have been with us for a significant period of time. Donald W. Murray, Executive Vice President and Chief Credit Officer has 22 years experience in commercial and SBA lending and has been with us since 1994. Gary M. Youmans, Executive Vice President, was hired in 1991 to develop our SBA lending operation. Mr. Youmans has over 35 years of experience in banking and SBA lending. In addition, our other commercial lending officers have an average tenure with us of 6 years, and have experience in excess of 17 years on average in commercial lending. Our consistent lending quality and underwriting expertise is the result of experienced lenders and sound underwriting practices.

Over the last five years the percentage of our net loan charge-offs to average loans outstanding, net of deferred fees and costs, was 0.10% with the percentage being 0.01% for 2004. Non-accrual loans, net of government guarantees, to total loans have averaged 0.21% of total gross loans for the last five years and were 0.39% at December 31, 2004.

Increase core deposits and lower our cost of funds. In 2004, Richard M. Sanborn, Executive Vice President, Chief Administrative Officer, was hired to manage the Bank’s branch network, operations administration, merger/acquisition integration and as well as other administrative oversight. Mr. Sanborn, with 20 years experience in banking and financial services, brought new focus to both core deposit growth and deposit fee generation on the deposit side. In addition, Mr. Sanborn expanded the branch operation by adding one new branch in 2004 and successfully leading the Cuyamaca Bank acquisition which included the integration of 4 additional branches. As a result, average transaction accounts (interest bearing checking accounts, demand deposits, savings and money market accounts) increased 36.0% for the year to $226.1 million in 2004. Non-interest bearing deposits increased 61.3% to $110.8 million as of December 31, 2004 when compared to 2003.

With the continued expansion of the retail banking operations, wholesale deposits as a percentage of total deposits have been declining. Wholesale deposits decreased from $63.7 million as of December 31, 2002 to $59.6 million as of December 31, 2003 and to $58.8 million as of December 31, 2004. As a percentage of total deposits, wholesale deposits declined from 17.5% as of December 31, 2002 to 15.2% as of December 31, 2003 and to 10.7% as of December 31, 2004. We reduced the cost of deposits by 36 basis points to 0.99% for 2004 when compared to 2003. This has contributed to our improved net interest margin.

Continue strong loan production. One of our core strengths is our ability to generate loans, and, in particular, SBA loans. We originated SBA loans of $47.2 million for 2000, $54.5 million for 2001, $85.1 million for 2002, $106.5 million for 2003 and $168.4 million for 2004. SBA loans have provided a recurring revenue stream from three sources:

•	interest earned on retained loans,

•	gain on sale of loans sold, and

•	servicing of loans sold to others.

We strive to provide greater stability to our earnings through the sale of SBA loans on a quarter-by-quarter basis. Such sales allowed us to normalize earnings during the third and fourth quarter of 2004 despite the extraordinary expenses resulting from compliance with Section 404 of the Sarbanes-Oxley Act. We can not provide assurance as to what the levels of earnings from such sales will be in the future. SBA loans not sold in the secondary market will be retained to enhance interest income. See “Factors That May Affect Future Results of Operations - Legislative and regulatory developments related to SBA lending may adversely affect our revenue.”

Expansion through de novo branches, organic growth and acquisitions. We believe that the consolidation in banking, particularly in the San Diego County market, has created an opportunity at the community banking level in the communities that we serve. Many bank customers feel displaced by large out-of-market acquirers and are attracted to local institutions that have local decision making capability, more responsive customer service, and more familiarity with the needs in their markets. Utilizing our size and experience, we intend to continue expanding our franchise along the high growth areas of the I-15 corridor of San Diego and into the southwest Riverside County. Furthermore, as opportunities arise, we will consider expansion into markets contiguous to our own through potential acquisitions.

We continue to develop and introduce new services for our customers that keep us competitive with larger bank competitors, while maintaining the feel of a community-based bank focused on customer needs. Attracting and maintaining business relationships is a major focus of the Bank.

We acquired Cuyamaca Bank, N.A., a commercial bank with assets of approximately $115 million, by merging it into Community National Bank as of the close of business on October 1, 2004. As a result, we consolidated the results of the combined entity beginning in the fourth quarter 2004.

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

We initiated a $0.05 per share quarterly cash dividend during the first quarter of 2004 which totaled $0.20 for the year. In January 2005, we declared a cash dividend of $0.10 per share, payable on March 31, 2005 to stockholders of record on March 15, 2005.

Market Area

Our primary market area is San Diego County consisting of the communities of Bonsall, El Cajon, Encinitas, Escondido, Fallbrook, La Mesa, Santee and Vista, and southwest Riverside County in the communities of Temecula and Murrieta.

Lending

The following is a discussion of our various lending functions.

Underwriting Process

Our lending activities are guided by the basic lending policies established by our Board of Directors. Each loan must meet minimum underwriting criteria established in our lending policies and must fit within our strategies for yield and portfolio enhancement.

For all newly originated loans, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and, if necessary, additional financial information is requested. An independent appraisal is required on every property securing a loan in excess of $250,000. In addition, a loan officer conducts a review of these appraisals for accuracy, reasonableness and conformance to our lending policy on all applications. All revisions to our approved appraiser list must be approved by the President.

Credit approval authority is segregated into three distinct levels, namely the Directors’ Loan Committee, Officers’ Loan Committee and the individual lending limits of loan officers. The limits for the various levels are determined by the Board of Directors and/or the President and reviewed periodically. Our Directors’ Loan Committee consists of our President, who is the Chairman, and at least three of our outside directors. The committee meets at least once a month or more frequently as needed. Our Officers’ Loan Committee consists of our President, our Executive Vice President/Chief Credit Officer, our Executive Vice President/SBA, our Senior Vice President/Credit Administration, our Senior Vice President/Senior Commercial Lending Manager, our Vice President/SBA Manager and our First Vice President/Corporate lending. Our committee is chaired by our Chief Credit Officer and meets twice a week or more frequently as needed.

Our Board has established loan authority guidelines, which in general state that all loans to borrowing relationships where the aggregate amount of credit is over $2,000,000 or more must be submitted to our Officers’ Loan Committee for approval. Our Officers’ Loan Committee has authority to approve loans up to $5.0 million. Our Directors’ Loan Committee approves all loans over $5.0 million, and reviews all secured loans originated of $500,000 or more and all other loans of $100,000 or more, as well as classification of assets, delinquencies and the current status of the loan portfolio. See “Concentrations of Credit”

If the loan is approved, our loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, amortization term, a brief description of the required collateral, and the required insurance coverage. Generally, the borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. Also, generally, title insurance is required on all real estate secured loans.

Outside of our ten branches, we maintain loan production offices in California, Arizona, and Nevada. Our loan production offices are typically staffed with a loan officer who prepares the loan applications and compiles the necessary information regarding the applicant. The completed loan file is then sent to our main office where the credit decision is made. Our loan production offices not associated with the retail branches predominantly originate loans guaranteed by the SBA. Our retail branches may include both SBA loan officers as well as non-SBA commercial loan officers.

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

Our SBA loans fall into two categories, loans originated under the SBA’s 7a Program (“7a Loans”) and loans originated under the SBA’s 504 Program (“504 Loans”). Historically, 7a Loans have represented approximately 80% of the SBA Loans we originate while 504 Loans have represented the balance. In late 2002, the Company opened a separate lending unit for SBA 504 loan production. During the year ended December 31, 2004, 504 Loans constituted approximately 61% of all SBA loans originated. Of all SBA loans originated, approximately 98.9% are collateralized by commercial real estate, while the balance are commercial business loans generally for the purpose of funding working capital, equipment purchases and accounts receivable. See “Commercial Real Estate Lending” and “General Business Lending.”

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

We periodically sell the guaranteed and unguaranteed portions of SBA 7a loans we originate. We retain the servicing on such loans. This strategy allows us to manage our liquidity levels and to ensure that funding is always available to meet the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7a Loans pays a premium to us which, generally, is between 6% and 10% of the guaranteed amount. We also receive a servicing fee equal to 1% to 2% of the amount sold in the secondary market. In the event that a 7a Loan goes into default within 270 days of its sale, or prepays within 90 days, we are required to repurchase the loan and refund the premium to the purchaser. During the three year period ended December 31, 2004, we have not repurchased any loans that defaulted within the first 270 days, and have had only 2 loans prepay within the first 90 days. A reserve has not been deemed necessary as the likelihood of a refund is considered remote.

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

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

	At December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$35,213	6.48%	$20,590	5.12%	$16,408	4.75%	$15,332	4.97%	$11,024	4.46%
Aircraft loans	28,819	5.30%	30,368	7.55%	29,462	8.53%	23,929	7.76%	24,761	10.01%
Real estate:
Construction loans	75,200	13.84%	66,957	16.66%	67,445	19.53%	60,264	19.53%	51,700	20.90%
One- to four-family HFI	8,690	1.60%	9,671	2.41%	13,634	3.95%	7,634	2.47%	25,012	10.11%
One- to four-family HFS	—	0.00%	—	0.00%	3,219	0.93%	3,724	1.21%	395	0.16%
Commercial HFI	276,724	50.91%	201,219	50.06%	158,189	45.82%	154,257	50.00%	107,420	43.43%
Commercial HFS	101,385	18.65%	69,148	17.20%	49,619	14.37%	35,138	11.39%	12,698	5.13%
Consumer:
Home equity lines of credit	8,027	1.48%	1,933	0.48%	3,394	0.98%	2,615	0.85%	2,912	1.18%
Other	9,473	1.74%	2,085	0.52%	3,928	1.14%	5,635	1.83%	11,417	4.62%

Total gross loans outstanding	543,531	100.00%	401,971	100.00%	345,298	100.00%	308,528	100.00%	247,339	100.00%
Deferred loan fees and unamortized gains	(4,011)		(2,549)		(1,882)		(54)		86
Allowance for loan losses	(7,508)		(5,210)		(3,945)		(2,788)		(1,988)

Net loans	$532,012		$394,212		$339,471		$305,686		$245,437

Loan Maturity

The following table sets forth the contractual maturities of our gross loans at December 31, 2004:

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$23,131	$7,133	$3,493	$1,456	$35,213
Aircraft loans	2,074	3,314	3,374	20,057	28,819
Real estate:
Construction loans	67,404	2,572	172	5,052	75,200
Secured by one- to four-family residential properties	2,746	3,026	455	2,463	8,690
Secured by commercial properties	73,649	50,666	42,500	211,294	378,109
Consumer:
Home equity lines of credit	103	41	—	7,883	8,027
Other	1,617	1,355	935	5,566	9,473

Total gross loans held for investment and held for sale	$170,724	$68,107	$50,929	$253,771	$543,531

The following table sets forth, as of December 31, 2004, the dollar amounts of gross loans outstanding that are contractually due after December 31, 2005 and whether such loans have fixed or adjustable rates.

	Due after December 31, 2005
	Fixed	Adjustable	Total
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$3,005	$9,077	$12,082
Aircraft loans	6,721	20,024	26,745
Real estate:
Construction loans	—	7,796	7,796
Secured by one- to four-family residential properties	2,505	3,439	5,944
Secured by commercial properties	45,722	258,738	304,460
Consumer:
Home equity lines of credit	—	7,924	7,924
Other	7,826	30	7,856

Gross loans outstanding	$65,779	$307,028	$372,807

Loan Production and Sale

The following table sets forth our loan production by category and purchases, sales and principal repayments of loans for the periods indicated:

	At or For the Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Beginning balance	$394,212	$339,471	$305,686	$245,437	$144,402
Loans originated:
Commercial loans	25,973	13,485	10,091	11,975	12,463
Aircraft	9,060	11,845	14,665	9,418	15,671
Real estate:
Construction loans	117,783	119,423	100,841	94,418	76,176
One- to four-family	1,761	2,353	50,730	56,607	35,214
Commercial	262,705	172,414	129,754	90,617	78,388
Consumer	3,297	1,267	3,061	4,072	8,308

Total loans originated	420,579	320,787	309,142	267,107	226,220

Loans sold
Real estate:
Construction	—	1,725	464	3,093	—
One- to four-family	2,863	6,645	44,689	35,284	11,365
Commercial	81,735	66,010	64,773	28,520	4,542

Total loans sold	84,598	74,380	109,926	66,897	15,907

Loans acquired in merger:
Commercial loans	12,763
Aircraft	415
Real estate:
Construction loans	12,177
One- to four-family	4,381
Commercial	46,493
Consumer	14,126

Total gross loans originated	90,355
Deferred loan origination fees	(230)
Discount on unguaranteed portion of SBA loans retained	(127)
Allowance for loan loss	(1,156)

Net loans acquired	88,842

Less:
Principal repayments	285,717	189,734	162,445	139,021	110,129
Other net changes (1)	1,306	1,932	2,986	940	(851)

Total loans	$532,012	$394,212	$339,471	$305,686	$245,437

(1)	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Commercial Lending

We offer commercial business loans to businesses operating in our primary market area. Our commercial business loans consist of lines of credit which require annual renewals, adjustable-rate loans with terms of five to seven years, and short term fixed-rate loans with terms of up to three years. Such loans are made up to our loans-to-one-borrower limit. We will also enter into commercial loans in excess of $9.9 million, our current legal lending limit, but will participate out that portion in excess of our legal lending limit.

Small Aircraft Lending

Our commercial loan portfolio also includes loans secured by new and used aircraft. The original loan amounts range in size from $12,000 to $1.0 million, however, our average loan size is $116,000. These loans have 15 or 20 year terms and are offered at variable or fixed interest rates. At December 31, 2004, we had $28.8 million of aircraft loans in our portfolio.

Our aircraft loan customers are generally professionals, business owners and other high net worth individuals. We primarily focus on the credit worthiness of the borrower and also review the wholesale value of the aircraft. A title search is conducted on all aircraft loans. In addition, appropriate ground and air coverage insurance and title insurance must be obtained by the borrower.

Commercial Real Estate Lending

We focus on originating loans secured by commercial real estate, such as retail centers, small office, light industrial buildings and other mixed use commercial properties. We will also make loans secured by special purpose properties such as motels, and, from time-to-time, restaurants and service stations. Pursuant to our underwriting policies, commercial real estate loans, which are not SBA loans, may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms up to 10 years and are either adjustable rate loans or fixed for a maximum term of up to 5 years. We generally require a minimum debt service ratio (the ratio of net earnings on a property to service the debt) of 1.25 to 1 or more. In addition to commercial real estate lending, and to a much lesser extent, we originate loans secured by multi-family residential properties.

Loans secured by commercial real estate and multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential loans. The liquidation value of commercial and multi-family properties may be adversely affected by risks generally incidental to interests in real property, including changes or continued weakness in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in occupancy rates; increases in interest rates, real estate and personal property tax rates and other operating expenses (including energy costs); the availability of refinancing; changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation, taxation and other factors beyond the control of the borrower or the lender. Because of this, an important consideration is the borrower’s experience in owning and managing similar properties and our lending experience with the borrower.

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

Construction loans are generally made in amounts up to 75% of the value of the security property for non-owner occupied single family residences and commercial properties and up to 80% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors. At December 31, 2004, we had construction loans, including land acquisition and development loans, totaling $75.2 million.

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

Consumer Lending

Our portfolio of consumer loans primarily consists of adjustable-rate home equity lines of credit and installment loans secured by new or used automobiles and loans secured by deposit accounts. Unsecured consumer loans are made with a maximum term of three years and a maximum loan amount of $5,000. At December 31, 2004, installment and unsecured consumer loans totaled $9.5 million.

As of December 31, 2004, home equity loans totaled $8.0 million. Our home equity loans are adjustable-rate and reprice with changes in the prime rate as reported in the Wall Street Journal. Adjustable-rate home equity lines of credit are offered in amounts up to 75% of the appraised value. Home equity lines of credit are offered with terms up to ten years.

Our one- to four- family residential loan portfolio at December 31, 2004, was $8.7 million. As of December 31, 2004, the average loan size for one- to four- family residential loans was $285,000, the average remaining maturity was 5 years, the average current interest rate was 6.78%.

Loan Servicing

Loans are serviced by our Note department except for long term permanent loans secured by single family residences, which are serviced by a third party which specializes in residential mortgage servicing. The loan officer is responsible for the day to day relationship with the customer, unless the loan becomes delinquent, at which time the responsibilities are reassigned to credit administration. Loan servicing is centralized at our corporate headquarters. As of December 31, 2004, our servicing portfolio was $706.1 million of which $172.0 million were loans serviced for others. Of the $172.0 million serviced for others, $162.6 million were SBA 7a loans.

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

Credit Risk and Loan Review

Credit risk represents the possibility that a customer or counter-party may not perform in accordance with contractual terms. We incur credit risk whenever we extend credit to, or enter into other transactions with, our customers. Loan review and other loan monitoring practices provide a means for our management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by our loan officers and are being applied uniformly. Implementation and daily administration of loan review rests with our Chief Credit Officer and our President who approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On a quarterly basis, our Board of Directors provide for a third-party outside loan review of all loans that meet certain criteria originated since the previous review. While we continue to review these and other related functional areas, there can be no assurance that the steps we have taken to date will be sufficient to enable us to identify, measure, monitor and control all credit risk.

Concentrations of Credit

Our primary investment is in loans, 86.5% of which were secured by real estate at December 31, 2004. Therefore, although we monitor the real estate loan portfolio on a regular basis to avoid undue concentrations to a single borrower or type of real estate collateral, real estate in general is considered a concentration of investment. We seek to mitigate this risk by requiring each borrower to have a certain amount of equity in the real estate at the time of production, depending on the type of real estate and the credit quality of the borrower. Trends in the market are monitored closely by management on a regular basis.

Under federal law, our ability to make aggregate loans-to-one-borrower is limited to 15% of unimpaired capital and surplus (as of December 31, 2004, this amount was $9.9 million) plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily-marketable collateral (defined to include only certain financial instruments and gold bullion).

Investment Activities

Our investment policy, as established by the Board of Directors, attempts to provide for and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement our lending activities. Specifically, our policies generally limit investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, which are investment grade. Our policies provide the authority to invest in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. Our policies provide that all investment purchases which individually exceed $5.0 million, or that are outside the policy guidelines, be approved by our Board of Directors or committee thereof. Purchases and sales under this limitation and within the guidelines of the policies may be done at the discretion of our President, our Chief Financial Officer or our Controller. At December 31, 2004, we had $26.6 million in U.S. Treasury and agency securities available for sale, $4.2 million in U.S. Treasury and agency securities held for investment and federal funds sold of $9.6 million.

We have subscribed to a 6.4% interest in a limited partnership that was formed to develop and operate six properties with a total of 433 affordable housing units for lower income tenants throughout the state of California. The facilities have been awarded federal and state affordable housing tax credits which pass-through to the limited partnership investors. We are committed to a total investment in the limited partnership of $1.0 million. As of December 31, 2004, $854,000 of the investment had been funded, with $96,000, $24,000 and $26,000 to be disbursed in 2005, 2006 and 2007, respectively. The balance of the investment as of December 31, 2004 was $724,000, net of amortization.

In the second quarter of 2003, we subscribed to a 23.5% interest in a second limited partnership operating a 112 unit senior assisted living facility in Escondido, California. The facility has been awarded federal and state affordable housing tax credits which pass-through to the limited partnership investors. We are committed to a total investment in the limited partnership of $2.0 million. As of December 31, 2004, $2.0 million of the investment had been funded. The balance of the investment as of December 31, 2004 was $1.8 million, net of amortization.

In the fourth quarter of 2004, we subscribed to a 2.4% interest in a third limited partnership that was formed to develop and operate 23 properties for lower income tenants. The facilities have been awarded federal and state affordable housing tax credits which pass-through to the limited partnership investors. We are committed to a total investment in the limited partnership of $3.0 million. As of December 31, 2004, $30,000 of the investment had been funded, with $2.5 million and $480,000 to be disbursed in 2006 and 2007, respectively. The balance of the investment as of December 31, 2004 was $30,000, net of amortization.

The remaining federal tax credits to be utilized over a multiple-year period are $5.4 million as of December 31, 2004. Our usage of tax credits approximated $430,000 during 2004. Investment amortization amounted to $215,000 for the year ended December 31, 2004. The cost of these investments is being amortized on a level-yield method over the life of the related tax credits. The partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits, otherwise, the credits may be denied and/or a portion of the credits previously taken may be subject to recapture with interest.

The following table sets forth the carrying values and estimated fair values of our held to maturity and available for sale investment portfolios at the dates indicated.

	At December 31,
	2004		2003		2002
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value
	(dollars in thousands)
Held to Maturity
U.S. Government agency and other securities	$—	$—	$1,501	$1,523	$4,502	$4,656
Agency mortgage-backed securities	3,281	3,328	5,213	5,305	14,921	15,089
SBA pass through securities	917	923	973	979	1,348	1,351

Total held to maturity securities	$4,198	$4,251	$7,687	$7,807	$20,771	$21,096

Available for sale

Agency mortgage-backed securities	$26,701	$26,562	$16,049	$15,921	$—	$—

The contractual maturities of securities held to maturity at December 31, 2004 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
Mortgage backed securities
Due greater than one year through five years	$221	$226	4.77%
Due greater than five years through ten years	1,115	1,148	5.03%
Due greater than ten years	1,945	1,954	4.59%

Subtotal mortgage-backed securities	3,281	3,328	4.75%
SBA pass through securities
Due greater than ten years	917	923	3.60%

Total	$4,198	$4,251	4.50%

Sources of Funds

General

Deposits, loan repayments and prepayments, proceeds from the sales of loans, cash flows generated from operations and Federal Home Loan Bank (“FHLB”) borrowings are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking accounts, money market accounts, savings accounts and certificates of deposit. As of December 31, 2004, core deposits, defined as transaction accounts plus retail certificates of deposit under $100,000, constituted 68% of total deposits. As of December 31, 2004, the average core deposit account was $28,000. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are attracted primarily from individuals and small and medium-sized businesses.

We rely primarily on customer service, aggressive marketing and cross-selling to customers and prospects to attract and retain deposits. However, market interest rates and products, and rates offered by competing financial institutions significantly affect our ability to grow and retain deposits.

The following table sets forth the distribution of our average deposit accounts for the periods indicated and the weighted average yields for each category of deposits presented:

	For the Year Ended December 31,
	2004			2003			2002
	Average Balance	Percent of Total Average Deposits	Average Yield	Average Balance	Percent of Total Average Deposits	Average Yield	Average Balance	Percent of Total Average Deposits	Average Yield
	(dollars in thousands)
MMDA and NOW accounts	$122,086	26.38%	0.53%	$90,213	23.95%	0.76%	$78,683	22.84%	1.01%
Savings accounts	16,428	3.55%	0.18%	14,243	3.78%	0.42%	13,521	3.92%	0.69%
Non-interest-bearing accounts	87,548	18.91%	0.00%	61,745	16.39%	0.00%	45,519	13.21%	0.00%
Time deposits less than $100,000	72,219	15.60%	1.53%	76,111	20.20%	2.15%	81,039	23.53%	2.94%
Time deposits of $100,000 or more	164,591	35.56%	1.70%	134,408	35.68%	2.02%	125,725	36.50%	3.13%

Total average deposits	$462,872	100.00%	0.99%	$376,720	100.00%	1.35%	$344,487	100.00%	2.09%

At December 31, 2004, we had $178.6 million in time deposits in amounts of $100,000 or more, consisting of 615 accounts, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(dollars in thousands)
Three months or less	$43,705	1.66%
Greater than three months to six months	41,640	1.94%
Greater than six months to twelve months	89,719	2.05%
Greater than twelve months	3,515	2.43%

Total	$178,579	1.93%

Employees

As of December 31, 2004, we had a total of 186 full-time employees and 24 part-time employees reflecting a full time equivalent 203 employees. We believe that our employee relations are satisfactory.

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

We and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Community Bancorp nor the Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor

Our common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of such Act.

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

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” as of December 31, 2004.

Under applicable regulatory guidelines, Community Bancorp Inc.’s trust preferred securities issued by our subsidiary capital trusts qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital. Any additional portion of the trust preferred securities would qualify as Tier II capital. As of December 31, 2004, those subsidiary trusts have $15 million in trust preferred securities outstanding, of which $14.9 million qualify as Tier 1 capital. See “Factors That May Affect Future Results of Operations – Recent accounting changes may give rise to a future regulatory capital event that may reduce our consolidated capital ratios or permit us to redeem the trust preferred securities.”

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

Premiums for Deposit Insurance

The Bank’s deposits are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund administered by the FDIC. The Bank is required to pay deposit insurance premiums, which are assessed semiannually and paid quarterly. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

The FDIC is also empowered to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”), was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that will enforce auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC; (ii) imposes new requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX: (i) subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct; (ii) prohibits an officer or director from misleading or coercing an auditor; (iii) prohibits insider trades during pension fund “blackout periods”; (iv) imposes new criminal penalties for fraud and other wrongful acts; and (v) extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a public reporting company, Community Bancorp is subject to the requirements of SOX and related rules and regulations issued by the SEC and Nasdaq. We incurred substantial, additional expense as a result of the Act, but we do not expect that such compliance will have a material impact on our business.

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

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act, of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (iii) requires financial institutions to establish an anti-money-laundering compliance program, and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. While we believe the Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

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

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending;

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the Home Ownership and Equity Protection Act of 1994:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•	subordinate-lien loans of 10 percentage points above Treasury securities, and

•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans shouldn’t be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. Community Bancorp does not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation.

Factors that May Affect Future Results of Operations

In addition to the other information contained in this Report, the following risks may affect us. If any of these risks occur, our business, financial condition or operating results could be adversely affected.

We are highly dependent on real estate and a downturn in the real estate market could hurt our business.

A significant portion of our loan portfolio is dependent on real estate. At December 31, 2004, real estate served as the principal source of collateral with respect to approximately 86.5% of the Bank’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

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

For example, the SBA 7a program was halted briefly in January 2004, and when the program returned to operation, the maximum loan size had been decreased from $1.3 million to $750,000 per loan. Furthermore, the loans can no longer be secured by a second trust deed as previously allowed under the rules. Currently, the maximum SBA 7a loan is $2.0 million.

In late 2002, we began to concentrate on the efficient production of our SBA 504 lending. In 2004, the SBA 504 product accounted for 60.8% of the Company’s SBA loan production, or $102.5 million, which is a significant increase over prior years. We believe we can now shift a significant portion of the demand for the larger real estate secured loans from the 7a program to the SBA 504 loan product, which has been unaffected by the Government’s limitations on 7a loans. As a result, if we generate fewer 7a loans and have less gain on sale revenue in future periods due to governmental restrictions on 7a lending, we expect the increased income from our expanded SBA 504 portfolio will help lessen the impact of the restricted 7a program.

Economic conditions in the Southern California area could adversely affect our operations.

Our retail and commercial banking operations are concentrated primarily in San Diego and southwest Riverside Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area. Deterioration in economic conditions in our market area could have a material adverse impact on the quality of our loan portfolio and the demand for our retail and commercial banking products and services, which in turn may have a material adverse effect on our results of operations.

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

New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. For example, operating expenses were impacted by the $1.5 million cost of complying with the new Sarbanes-Oxley Section 404 provisions in the year ended December 31, 2004.

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

A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

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

ITEM 2. PROPERTIES

We occupy a permanent 32,148 square foot headquarters facility located at 900 Canterbury Place, Escondido, California. Included in the 32,418 square feet is the Escondido branch, which occupies approximately 4,510 square feet. We have subleased approximately 2,448 square feet of this facility to third party tenants.

In addition to the Escondido branch, we operate nine other branches, seven of which are leased properties and two which we own in El Cajon and Fallbrook, California. The Fallbrook branch is approximately 4,000 square feet and is located at 130 West Fallbrook Street, Fallbrook, California. The purchase price for this branch was approximately $550,000 for the land, building and improvements. The El Cajon branch is approximately 5,200 square feet and is located at 368 Broadway, El Cajon, California. The El Cajon branch was acquired as part of the Cuyamaca Bank acquisition, for which the fair value of the land, building and improvements at the acquisition date was $1.7 million. The Temecula branch office is located at 27541 Ynez Road, Temecula, California. The office contains approximately 6,338 square feet and is leased pursuant to a lease expiring in March 2007. The Vista branch office is located at 1690 S. Melrose Drive, Vista, California. The office contains approximately 5,700 square feet and is leased pursuant to a lease expiring on June 3, 2008. The Bonsall office is located at 5256 South Mission

Road, Suite 1001, Bonsall, California. The office contains approximately 2,652 square feet and is leased pursuant to a lease expiring on December 31, 2006. The Murrieta office is located at 41301 Kalmia Avenue, Murrieta, California. The office contains approximately 5,080 square feet and is leased pursuant to a lease expiring on October 1, 2014. The Encinitas office is located at 372 North El Camino Real, Encinitas, California. The office contains approximately 1,390 square feet and is leased pursuant to a lease expiring on December 31, 2005. The La Mesa office is located at 8002 La Mesa Boulevard, La Mesa, California. The office contains approximately 4,737 square feet and is leased pursuant to a lease expiring September 30, 2008. The Santee branch is located at 9955 Mission Gorge Road, Santee, California. The office contains approximately 9,055 square feet and is leased pursuant to a lease expiring December 31, 2011.

We also lease loan production offices at 2625 Townsgate Road, Suite 300 Westlake Village, California; 1875 Century Park East, 6th Floor, Suite 76, Los Angeles, California; 17011 Beach Blvd., Suite 900, Huntington Beach, California; 7170 North Financial Drive, Suite 101, Fresno, California; 5310 Kietzke Lane, Suite 204, Reno, Nevada; 9633 South 48th Street, Suite 178, Phoenix, Arizona.

The branch offices and the additional loan offices are considered adequate for our current needs. Our rental expense for 2004 was $1.3 million. See Note 15 of our financial statements included in Item 8 of this Report for certain additional information concerning the amount of our lease commitments.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common stock trades on the NASDAQ National Market under the symbol “CMBC”.

The following table presents for each quarterly period during the last two years the high and low closing sale prices of our common stock. Prices do not include retail mark-ups, markdowns or commissions.

Quarter Ended 2004	Closing Prices
	Low	High
March 31	$18.23	$23.77
June 30	$21.25	$25.00
September 30	$23.06	$26.25
December 31	$24.96	$30.00

Quarter Ended 2003	Closing Prices
	Low	High
March 31	$7.62	$10.75
June 30	$9.21	$15.24
September 30	$14.11	$19.12
December 31	$18.50	$21.00

Holders

As of February 28, 2005, there were 503 stockholders of record of our common stock, and approximately 1,700 beneficial stockholders, including the stockholders of record. At such date, our directors and executive officers owned approximately 15.46% of our outstanding shares. There are no other classes of common equity outstanding.

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

On February 1, 2005, the Board of Directors declared a cash dividend of $0.10 per share to stockholders of record on March 15, 2005 payable on March 31, 2005. We paid a cash dividend of $0.05 per common share each quarter of 2004. From 1998 until March 2004, we had paid no cash dividends. We have paid a 5% stock dividend in each of the years from 1998 through 2002.

Whether or not dividends, either cash or stock, will be paid in the future will be determined by our Board of Directors after consideration of various factors. Our and the Bank’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends.

The availability of operating funds for the Company, and our ability to pay a cash dividend and service our obligation under our trust preferred securities, depends largely on the Bank’s ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the National Bank Act. In general, dividends may not be paid from any of the Bank’s capital. Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. Additionally a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of such bank’s net profits, for the preceding two and one half years in the case of quarterly or semi-annual dividends, or the preceding two and one half-years in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared. The approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Furthermore, the Comptroller also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data – Community Bancorp Inc.

The selected financial information in the table below as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 is derived from our audited consolidated financial statements. Results for past periods are not necessarily indicative of results that may be expected for any future period.

	At or for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share data)
Consolidated Statements of Earnings Data:
Interest income	$32,631	$26,786	$24,815	$25,205	$21,176
Interest expense	5,664	6,170	8,695	12,481	9,806

Net interest income	26,967	20,616	16,120	12,724	11,370
Provision for loan losses	1,176	1,639	1,561	1,470	965

Net interest income after provision for loan losses	25,791	18,977	14,559	11,254	10,405
Other operating income	9,660	7,691	6,501	2,946	2,178
Other operating expense	22,089	17,177	15,921	12,315	10,930

Income before income tax provision	13,362	9,491	5,139	1,885	1,653
Income tax provision	4,996	3,595	2,133	783	652

Net income	$8,366	$5,896	$3,006	$1,102	$1,001

Net income per share - basic	$1.83	$1.51	$0.86	$0.36	$0.36
Net income per share - diluted	$1.71	$1.42	$0.84	$0.35	$0.35
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,842	$17,940	$11,814	$10,856	$6,833
Federal funds sold	$9,565	$17,925	$9,690	$28,090	$10,997
Investments and other securities	$36,727	$27,096	$39,029	$12,287	$8,034
Loans, net of fees, costs, discounts, and reserves	$532,012	$394,212	$339,471	$350,686	$245,437
Total assets	$641,606	$476,698	$415,698	$370,223	$280,696
Total deposits	$549,766	$393,126	$363,952	$333,334	$252,697
Long term debt	$17,640	$14,697	$10,004	$10,000	$10,000
Total stockholders’ equity	$63,118	$37,081	$20,573	$16,501	$12,236
Other Financial Data:
Dividends per common share	$0.20	$—	$—	$—	$—
Tangible book value per share (adjusted for stock dividends)	$8.85	$8.50	$5.81	$4.75	$4.16
Stockholders’ equity to assets	9.84%	7.78%	4.95%	4.46%	4.36%
Return on average assets	1.55%	1.34%	0.77%	0.34%	0.43%
Return on average equity	18.84%	21.34%	16.00%	7.79%	8.62%
Return on average tangible equity	20.11%	21.34%	16.00%	7.79%	8.62%
Net interest margin	5.40%	5.00%	4.40%	4.18%	5.20%
Efficiency ratio	60.08%	60.81%	70.25%	78.59%	81.32%
Credit Quality Data:
Non-accrual loans to total gross loans	0.74%	0.24%	0.65%	1.03%	0.02%
Non-performing assets to total assets	0.63%	0.30%	0.54%	1.38%	0.02%
Loan loss allowances to total gross loans	0.01%	0.09%	1.14%	0.90%	0.80%
Loan loss allowances to loans held for investment	1.71%	1.58%	1.36%	1.03%	0.85%
Loan loss allowances to non-accrual loans	186.44%	542.14%	175.02%	88.00%	3488.00%
Net loan losses to average loans	0.01%	0.09%	0.16%	0.23%	0.03%
Credit Quality Data (net of gov’t guarantees):
Non-accrual loans to total gross loans	0.39%	0.07%	0.19%	0.37%	0.01%
Non-performing assets to total assets	0.33%	0.15%	0.16%	0.82%	0.01%
Loan loss allowance to total gross loans	1.38%	1.30%	1.26%	1.07%	0.94%
Loan loss allowance to non-accrual loans	351.99%	1922.51%	606.00%	245.00%	5373.00%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and footnotes to the consolidated financial statements included in Item 8 of this Report.

Executive Overview: Key Factors in Evaluating Financial Condition and Operating Performance

We are a Southern California-based bank holding company for Community National Bank. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the I-15 corridor in San Diego County and southwest Riverside County. San Diego and Riverside Counties, according to U.S. census data, were among the top ten fastest growing counties in the United States measured by numerical population growth from April 1, 2000 to July 1, 2004.

As a publicly traded community bank holding company, we focus on several key factors including:

•	Return to our stockholders

•	Return on average assets

•	Development of core revenue streams, including net interest income and non-interest income

•	Asset quality

•	Asset growth

•	Operating efficiency

Our results for 2004 were materially impacted when we acquired all of the assets and assumed the liabilities of Cuyamaca Bank, N.A. (OTCBB:CUYA), a commercial bank, which had total assets of $115.5 million, total loans of $88.8 million and total deposits of $102.0 million. Under the terms of the Merger Agreement, which became effective October 1, 2004, shareholders of Cuyamaca Bank common stock had the choice to receive cash, shares of Community or a combination up to a maximum of 70% of the total consideration being in Community shares. The transaction is valued at $26.6 million, or $25.56 per share, including the fair value of options outstanding (the exchange ratio for stock consideration is 1.0439 shares of Community common stock for each Cuyamaca share). The total consideration was paid in 678,939 of CMBC stock and $7.4 million in cash, in accordance with the provisions of the Merger Agreement. Our discussion and analysis of 2004 should be read from the standpoint of the impact of the Cuyamaca transaction on our financial condition and operating performance.

Return to Our Stockholders

Our return to our stockholders is measured in the form of return on average tangible equity (“ROTE”), which is total equity less goodwill, and the potential valuation of the stock price relative to our returns and earnings per share. Our ROTE for the year ended December 31, 2004 was 20.11% compared to 21.34% and 16.00% for the years ended December 31, 2003 and 2002, respectively. Earnings per basic share increased to $1.83 for the year ended December 31, 2004 compared to $1.51 and $0.86 for the years ended December 31, 2003 and 2002, respectively. Earnings per diluted share increased to $1.71 for the year ended December 31, 2004 compared to $1.42 and $0.84 for the years ended December 31, 2003 and 2002, respectively. The increase in EPS is due to the increase in net income, and was partially offset by the increase in average shares outstanding as a result of the common equity offering during the third quarter of 2003 and the merger with Cuyamaca Bank in the fourth quarter of 2004. The decrease of ROTE is due to the increase in average equity as a result of the common equity offering during the third quarter of 2003.

We also initiated a $0.05 per share quarterly cash dividend during the first quarter of 2004, which totaled $0.20 for the year ended December 31, 2004. In January 2005, we declared a $0.10 per share cash dividend, which is payable on March 31, 2005 to stockholders of record on March 15, 2005.

Return on Average Assets

Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the year ended December 31, 2004 was 1.55% compared to 1.34% and 0.77% for the years ended December 31, 2003 and 2002, respectively. The increase in ROA is due to the increase in net income relative to our increase in average assets.

Development of Core Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more estimable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth and the use of interest rate floors on new loans being originated. As a result, our net interest income before provision for loan losses increased to $27.0 million for the year ended December 31, 2004 compared to $20.6 million and $16.1 million for the years ended December 31, 2003 and 2002, respectively. Our net interest margin has also improved to 5.40% for the year ended December 31, 2004 compared to 5.00% and 4.40% for the years ended December 31, 2003 and 2002, respectively.

We have also improved our non-interest income. Non-interest income for the year ended December 31, 2004 was $9.7 million compared to $7.7 million and $6.5 million for the years ended December 31, 2003 and 2002, respectively. The increase was due to an increase in loans sales in 2004 to $84.6 million as compared to $74.4 million in 2003. As a result, the gain on sale increased to $6.7 million for the year ended December 31, 2004 as compared to $5.2 million for 2003. As a percentage of total revenue (net interest income before provision plus non-interest income), our gain on sale of loans remained stable at 18.2% in 2004 and 2003.

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

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans, total assets, and is a key element in estimating the future performance of a company. Total non-performing loans increased to $4.0 million as of December 31, 2004 compared to $961,000 as of December 31, 2003. Non-performing loans as a percentage of gross loans increased to 0.74% as of December 31, 2004 compared to 0.24% as of December 31, 2003. Net of government guarantees, non-performing loans totaled $2.1 million, or 0.39% of total gross loans, as of December 31, 2004 compared to $271,000, or 0.07% of total gross loans, as of December 31, 2003. Non-performing assets increased to $4.0 million as of December 31, 2004 compared to $1.4 million as of December 31, 2003. Net of government guarantees, non-performing assets as a percent of total assets were 0.33% as of December 31, 2004 compared to 0.15% as of December 31, 2003. Net loan charge offs to average net loans totaled 0.01% for the year ended December 31, 2004 compared to 0.09% for the year ended December 31, 2003. The increase in non-performing loans from December 31, 2003 to December 31, 2004 primarily resulted from three loans, a $292,000 SBA 7a loan, a $926,000 SBA 7a loan and a $1.2 million commercial construction loan, all of which became past due more than 90 days during the third quarter of 2004.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 34.6% to $641.6 million as of December 31, 2004 compared to $476.7 million as of December 31, 2003 and were $415.7 million as of December 31, 2002.

Net loans increased 35.0% to $532.0 million as of December 31, 2004 compared to $394.2 million as of December 31, 2003 and $339.5 million as of December 31, 2002. Total loans originated were $420.6 million for the year ended December 31, 2004 compared to $320.8 million and $309.1 million for the years ended December 31, 2003 and 2002, respectively.

Deposits were $549.8 million as of December 31, 2004, an increase of 39.8%, compared to $393.1 million as of December 31, 2003. Retail deposits increased 46.6% to $489.2 million, compared to $333.6 million last year. Non-interest bearing deposits increased 61.3% to $110.8 million as of the end of the year, compared to $68.7 million a year earlier.

We acquired Cuyamaca Bank, N.A. effective October 1, 2004, which had total assets of $115.5 million, total loans of $88.8 million and total deposits of $102.0 million.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before tax provisions are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) improved to 60.08% for the year ended December 31, 2004 compared to 60.81% and 70.25% for the years ended December 31, 2003 and 2002, respectively. The improvement in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. Net interest income before provision plus non-interest income increased 29.4% to $36.6 million for the year ended December 31, 2004, while other operating expenses increased 28.6% to $22.1 million for the same period. The operating expenses, and therefore the efficiency ratio, were impacted by the cost of compliance with the Sarbanes Oxley Act of 2002 (“SOX”) which totaled $1.5 million in 2004. Management expects that theses expenses will be significantly reduced in 2005 and beyond.

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

In determining the appropriate level of the allowance for loan losses, our management and Directors’ Loan Committee initially identifies all classified, restructured or non-performing loans and assesses each loan for impairment, as well as any government guarantees on these loans, which in general do not require an allowance for loan loss. Loans are considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the reserve for loan losses. We measure an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.

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

Changes in the financial condition of individual borrowers, in economic conditions, in loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

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

We periodically evaluate servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at December 31, 2004, we utilized a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%. In estimating fair values at December 31, 2003, we utilized a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the years ended December 31, 2004 and 2003. At December 31, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%. At December 31, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•	Real Estate Owned and Repossessed Assets. Real estate or other assets acquired through foreclosure or deed-in-lieu of foreclosure or repossession are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. There were no OREOs acquired through foreclosure as of December 31, 2004 and 2003. As of December 31, 2004, there were no OREOs acquired through repossession. As of December 31, 2003, there were $458,000 of assets acquired through repossession.

•	Goodwill and Other Intangibles. Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the Goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including Goodwill. If the fair value of the reporting unit exceeds its carrying amount, Goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s Goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that Goodwill. An impairment loss is recorded to the extent that the carrying amount of Goodwill exceeds its implied fair value.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At December 31, 2004, goodwill included on the Consolidated Balance Sheet consists of core deposit intangibles that are amortized using an estimated life of 8.5 years.

Results of Operations

Net Income

Net income increased to $8.4 million for the year ended December 31, 2004 compared to $5.9 million and $3.0 million for the years ended December 31, 2003 and 2002, respectively. Net income increased as a result of the increase in net interest income, non-interest income and decrease in provision for loan losses, partially offset by the increase in other operating expenses.

Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Non-interest income increased primarily due to an increase in the net gain on sale of loans. Other operating expenses increased as a result of our expansion and increased loan production.

Net Interest Income

Net interest income is the most significant component of our consolidated income from operations. Net interest income is the difference (the “interest rate spread”) between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of, and interest rate earned on, interest earning assets and the volume of, and interest rate paid on, interest bearing liabilities. Although the prime rate increased to 5.00% from 4.00% in 2004, our loan portfolio experienced a 5 basis point decrease in average yield due to the impact of floors used in the past several years. As of December 31, 2003, 55.3% of our variable rate portfolio was at its floor and required a 129 basis point increase in prime before this group of loans would experience an increase in average yield. As of December 31, 2004, only 32.3% of our variable rate portfolio was at its floor and would required a 20 basis point increase in prime before this group of loans would experience an increase in average yield.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest bearing loans for the purpose of this table.

	2004			2003			2002
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$25,687	$1,008	3.92%	$29,749	$1,063	3.57%	$25,417	$1,226	4.82%
Fed funds sold	16,713	240	1.44%	13,749	143	1.04%	16,286	267	1.64%
Loans:
Commercial	24,557	1,549	6.31%	19,708	1,198	6.08%	14,852	906	6.10%
Real Estate	396,386	27,194	6.86%	314,613	21,794	6.93%	276,293	19,698	7.13%
Aircraft	29,649	2,071	6.99%	29,581	2,182	7.38%	26,372	2,155	8.17%
Consumer	5,755	569	9.90%	5,154	406	7.88%	7,110	563	7.92%

Total loans	456,347	31,383	6.88%	369,056	25,580	6.93%	324,627	23,322	7.18%

Total earning assets	498,747	32,631	6.54%	412,554	26,786	6.49%	366,330	24,815	6.77%
Non earning assets	40,582			28,564			25,704

Total average assets	$539,329			$441,118			$392,034

Average liabilities and stockholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$138,514	681	0.49%	$104,457	746	0.71%	$92,204	890	0.97%
Time deposits	236,810	3,905	1.65%	210,518	4,354	2.07%	206,764	6,324	3.06%

Total interest bearing deposits	375,324	4,586	1.22%	314,975	5,100	1.62%	298,968	7,214	2.41%
Short term borrowing	9,400	116	1.23%	19,550	313	1.60%	14,161	384	2.71%
Long term debt (1)	15,420	962	6.24%	11,279	757	6.71%	10,000	1,097	10.97%

Total interest bearing liabilities	400,144	5,664	1.42%	345,804	6,170	1.78%	323,129	8,695	2.69%
Demand deposits	87,548			61,745			45,519
Accrued expenses and other liabilities	7,226			5,935			4,594
Net shareholders equity	44,411			27,634			18,792

Total average liabilities stockholders equity	$539,329	$26,967		$441,118	$20,616		$392,034	$16,120

Net interest spread			5.12%			4.71%			4.08%

Net interest margin			5.40%			5.00%			4.40%

(1)	Long term debt shown net of the effect of the interest rate swap.

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

For the Years Ended December 31,	2004 vs. 2003			2003 vs. 2002
	(dollars in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Securities and time deposits at other banks	$(159)	$104	$(55)	$209	$(372)	$(163)
Federal funds sold	43	54	97	(42)	(82)	(124)
Loans:
Commercial	306	45	351	(51)	(124)	(175)
Real Estate	5,619	(220)	5,399	3,270	(707)	2,563
Aircraft	5	(115)	(111)	262	(235)	27
Consumer	60	104	163	(155)	(2)	(157)

Total loans	5,990	(186)	5,802	3,326	(1,068)	2,258

Total earning assets	5,874	(28)	5,844	3,493	(1,522)	1,971

Interest bearing liabilities:
Interest bearing deposits:
Savings and interest bearing accounts	167	(232)	(65)	119	(263)	(144)
Time deposits	434	(883)	(449)	115	(2,085)	(1,970)

Total interest bearing deposits	601	(1,115)	(514)	234	(2,348)	(2,114)
Short term borrowing	(125)	(72)	(197)	146	(217)	(71)
Long term debt	258	(53)	205	140	(480)	(340)

Total interest bearing liabilities	734	(1,240)	(506)	520	(3,045)	(2,525)

Change in net interest income	$5,140	$1,212	$6,350	$2,973	$1,523	$4,496

Net interest income before provision for estimated loan losses for the year ended December 31, 2004 was $27.0 million compared to $20.6 million and $16.1 million for the years ended December 31, 2003 and 2002, respectively. The increase in 2004 was primarily due to the increase in the average interest earning assets, combined with an increase in the net interest margin. Average interest earning assets were $498.7 million with a net interest margin of 5.40% for the year ended December 31, 2004 compared to $412.6 million with a net interest margin of 5.00% for the year ended December 31, 2003 and $366.3 million with a net interest margin of 4.40% for the year ended December 31, 2002. The increase in net interest margin is the result of the decline in cost of liabilities in 2004 and an increase in yield on interest earning assets. The yield on interest earning assets increased 5 basis points to 6.54% for the year ended December 31, 2004, compared to 6.49% for the year ended December 31, 2003 and was 6.77% for the year ended December 31, 2002. The cost of liabilities declined 36 basis points to 1.42% for the year ended December 31, 2004 compared to 1.78% for the year ended December 31, 2003 and was 2.69% for the year ended December 31, 2002. For a discussion of the repricing of our assets and liabilities, see “Item 7A Quantitative and Qualitative Disclosure about Market Risk.”

Interest Income

Interest income for the year ended December 31, 2004 increased to $32.6 million, compared to $26.8 million and $24.8 million for the years ended December 31, 2003 and 2002, respectively. The increase was primarily due to an increase in the average balance of interest earning assets and an increase in the yield on those assets. Average interest earning assets increased to $498.7 million for the year ended December 31, 2004 compared to $412.6 million and $366.3 million for the years ended December 31, 2003 and 2002, respectively. The yield on interest earning assets increased to 6.54% for the year ended December 31, 2004 compared to 6.49% for the year ended

December 31, 2003 and was 6.77% for the year ended December 31, 2002. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $396.4 million with a yield of 6.86% for the year ended December 31, 2004, compared to $314.6 million with a yield of 6.93% for the year ended December 31, 2003 and $276.3 million with a yield of 7.13% for the year ended December 31, 2002. The increase in the average balance of real estate loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan combined with the acquisition of Cuyamaca Bank, N.A. during the fourth quarter of 2004. For a further discussion, see “Item 7A Quantitative and Qualitative Disclosures about Market Risk.”

Interest Expense

Interest expense for the year ended December 31, 2004 decreased to $5.7 million compared to $6.2 million and $8.7 million for the years ended December 31, 2003 and 2002, respectively. The decrease was due to the 36 basis point decrease in cost of liabilities, partially offset by an increase in average interest bearing liabilities. Average interest-bearing liabilities increased to $400.1 million with a cost of 1.42% for the year ended December 31, 2004 from $345.8 million with a cost of 1.78% for the year ended December 31, 2003 and were $323.1 million with a cost of 2.69% for the year ended December 31, 2002. The decrease in the average rate for 2004 when compared with 2003 and 2002 is due to the increase in average savings and interest bearing accounts relative to the increase in time deposits, a decrease in the cost of these deposits due to current market conditions and the effect of the interest rate swap hedging $10.0 million in long term debt. Average time deposits increased to $236.8 million with a cost of 1.65% for the year ended December 31, 2004 from $210.5 million with a cost of 2.07% for the year ended December 31, 2003 and were $206.8 million with a cost of 3.06% for the year ended December 31, 2002. The cost of average time deposits for 2004 declined when compared with 2003 and 2002 due to the decline in market interest rates and the subsequent repricing of CDs during this period.

Other average borrowings decreased to $24.8 million with a cost of 4.34% for the year ended December 31, 2004 compared to $30.8 million with a cost of 3.47% for the year ended December 31, 2003 and $24.2 million with a cost of 6.13% for the year ended December 31, 2002. We issued $10.0 million in fixed rate Long Term Debt Trust Preferred Securities in 2000. In December 2002, the Company entered into an interest rate swap agreement with a third party, which in effect changed the interest rate from an 11.0% fixed rate coupon to a six month floating rate that resets semi-annually at 5.455% over the six month LIBOR. As a result of the interest rate swap, the cost of the Trust Preferred Securities declined to 6.24% for the year ended December 31, 2004 compared to 6.71% and 10.97% for the years ended December 31, 2003 and 2002, respectively.

In addition to the decrease in cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Demand deposits increased 41.8% to an average $87.5 million for the year ended December 31, 2004 from $61.7 million for the year ended December 31, 2003. The cost of deposits, including demand deposits and interest bearing deposits, decreased to 0.99% for the year ended December 31, 2004 compared to 1.35% for the year ended December 31, 2003 and 2.09% for the year ended December 31, 2002. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 36.0% to $226.1 million for the year ended December 31, 2004 compared to $166.2 million for the year ended December 31, 2003 and $137.7 million for the year ended December 31, 2002. The cost of funds, including interest bearing liabilities and demand deposits, was reduced 35 basis points to 1.16% for the year ended December 31, 2004 compared to 1.51% for the year ended December 31, 2003 and 2.36% for the year ended December 31, 2002. The increase in average transaction accounts (interest bearing checking, demand deposits, money market and savings accounts) in 2004 compared to 2003 and 2002 is partially the result of the acquisition of Cuyamaca Bank, N.A. during the fourth quarter of 2004.

Provision for Estimated Loan Losses

The provision for estimated loan losses decreased to $1.2 million for the year ended December 31, 2004 compared to $1.6 million for the year ended December 31, 2003. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $9.7 million for the year ended December 31, 2004 compared to $7.7 million for the year ended December 31, 2003 and was $6.5 million for the year ended December 31, 2002. The increase in other operating income for the year ended December 31, 2004 was due to an increase in gains on sale of loans, loan servicing fees, customer service charges and other fee income.

During the year ended December 31, 2004, net gain on sale of loans increased to $6.7 million compared to $5.2 million and $4.4 million for the years ended December 31, 2003 and 2002, respectively, due to an increase in loans sold. See “Financial Condition – Loans”.

Loan servicing income totaled $829,000 for the year ended December 31, 2004 compared to $666,000 for the year ended December 31, 2003 and $687,000 for the year ended December 31, 2002 due to an increase in the amount of loans serviced for others as a result of the increase in loans sold.

Customer service charges increased to $831,000 for the year ended December 31, 2004 compared to $735,000 for the year ended December 31, 2003 and $614,000 for the year ended December 31, 2002 due to an increase in transaction accounts noted above.

Other fee income totaled $1.5 million for the year ended December 31, 2004 compared to $1.1 million for the year ended December 31, 2003 and $832,000 for the year ended December 31, 2002. Other fee income is composed of fees from the brokering of mortgage and SBA related loans, deposit related fees not included in customer service charges, loan fees from construction related lending, gains and losses on investments and interest only strips, and various other fees collected in the due course of business.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation, data processing, office and other expenses are the major categories of other operating expenses. Other operating expenses increased to $22.1 million for the year ended December 31, 2004 compared to $17.2 million for the year ended December 31, 2003 and $15.9 million for the year ended December 31, 2002. Other operating expenses were adversely impacted by the cost of compliance with SOX, which totaled $1.5 million in 2004 compared to none in both 2003 and 2002. Management expects that these expenses will be significantly reduced in 2005 and beyond.

As a percentage of average assets other operating expenses increased to 4.1% for the year ended December 31, 2004 compared to 3.9% for the year ended December 31, 2003 and 4.1% for the year ended December 31, 2002. The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus non-interest income, excluding gains or losses on repossessed assets, improved to 60.08% for the year ended December 31, 2004 compared to 60.81% for the year ended December 31, 2003 and was 70.25% for the year ended December 31, 2002.

Salaries and employee benefits increased 18.9% to $11.4 million for the year ended December 31, 2004 compared to $9.6 million for the year ended December 31, 2003 and to $8.8 million for the year ended December 31, 2002. The increase in salaries and employee benefits can be attributed to cost increases for salaries and benefits plus increased incentive based compensation due to increased loan production and profitability combined with the acquisition of Cuyamaca Bank during the fourth quarter of 2004.

Occupancy expense increased to $1.8 million compared to $1.3 million in both 2003 and 2002. The increase in occupancy expense from 2003 to 2004 was the result of rent increases, the acquisition of Cuyamaca Bank, N.A and the addition of a new de novo branch in Murietta, CA.

Professional services, including legal, accounting, regulatory and consulting, increased to $3.0 million in 2004 from $1.1 million for both the years ended December 31, 2003 and 2002. The increase in professional services expense was the result of complying with SOX which totaled $1.5 million in 2004 combined with the cost of consultants utilized to improve efficiency in the SBA department.

Depreciation and amortization expense increased to $821,000 for the year ended December 31, 2004 compared to $799,000 million for the year ended December 31, 2003 and $989,000 for the year ended December 31, 2002. As part of our relocation of our headquarters to Escondido in 2002, we incurred one time charges of $196,000. The increase in depreciation from the normalized 2002 depreciation expense of $793,000 is the result of a full year of depreciation of the new corporate headquarters compared to 10 months of depreciation in 2002.

Data processing expense remained stable at $765,000 for the year ended December 31, 2004 compared to $762,000 for the year ended December 31, 2003 and were $625,000 for the year ended December 31, 2002.

Office expenses increased to $710,000 for the year ended December 31, 2004 compared to $663,000 for the year ended December 31, 2003 and $540,000 for the year ended December 31, 2002. Office expenses increased due to the overall expansion of our business as noted above combined with the cost of incorporating Cuyamaca Bank, N.A. into our operations.

Increases in other operating expenses are due to the normal expansion of our operations. Other expenses increased to $3.5 million for the year ended December 31, 2004 compared to $3.0 million and $2.6 million for the years ended December 31, 2003 and 2002, respectively.

Provision for Income Taxes

The effective income tax rate was 37.4% for the year ended December 31, 2004 compared to 37.9% and 41.5% for the years ended December 31, 2003 and 2002, respectively. The effective tax rate declined in 2004 when compared to 2003 and 2002 due to investments which generate income tax credits. See “Financial Condition – Investments” section of this discussion for further information. Provisions for income taxes totaled $5.0 million for the year ended December 31, 2004 compared to $3.6 million for the year ended December 31, 2003 and $2.1 million for the year ended December 31, 2002. See “Footnote 12 of the Consolidated Financial Statements” for further information.

Divisions of the Company

In order to better present and monitor our performance, we have separated the Bank into two distinct divisions, Banking and SBA. The separation of income and expenses, as well as assets and liabilities allows us and investors to better understand our performance.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the year ended December 31, 2004, the Banking Division had a pre-tax profit of $6.9 million, with net interest income of $22.8 million, other operating income of $3.3 million, and other operating expenses of $18.5 million. The improved profitability is a result of an increase in net interest income largely due to the decline in interest expense and increase in total interest earning assets. The reduction in interest expense is due to the increase in transaction accounts and reduced cost of Certificates of Deposit (“CDs”). Total assets of the Banking Division increased to $536.1 million at December 31, 2004 due to the strong loan growth.

The following table shows the total assets and results of operations for the Banking Division as of and for the five years indicated.

	2004	2003	2002	2001	2000
Interest income	$27,344	$22,868	$18,298	$17,183	$15,413
Interest expense	4,543	5,636	5,699	8,285	5,724

Net interest income before provision for loan losses	22,801	17,232	12,599	8,898	9,689
Provision for loan losses	776	1,185	962	1,099	917
Other operating income	3,348	2,709	1,529	1,565	1,151
Other operating expense	18,482	14,174	11,934	8,876	8,064

Income before income tax provision	6,891	4,582	1,232	488	1,859
Income tax provision	2,311	1,582	508	202	737

Net income	$4,580	$3,000	$724	$286	$1,122

Assets employed at year end	$536,152	$402,992	$321,772	$270,202	$203,543

SBA 7a Division

The SBA 7a Division performance is measured in terms of profitability, asset quality, asset size, loan production and servicing revenue. SBA 7a loans have provided a recurring revenue stream from three sources – interest earned on retained loans, gain on sale of loans sold and servicing of loans sold to others. For the year ended December 31, 2004, the SBA 7a Division had a pre-tax profit of $6.5 million, with net interest income of $4.2 million, other operating income of $6.3 million, and other operating expenses of $3.6 million. Net income improved due to an increase in premiums paid on loans sold combined with an improved net interest income due to the retention of loans and lowered cost of funds, partially offset by a higher cost of operations. As a result of the retention of SBA 7a loans, total assets of the SBA 7a Division were $105.4 million at December 31, 2004.

The following chart illustrates the earnings, asset and loan production growth of the SBA 7a Division for each of the five years ended December 31, 2004.

	2004	2003	2002	2001	2000
Interest income	$5,287	$3,918	$6,517	$8,022	$5,763
Interest expense	1,121	534	2,996	4,196	4,082

Net interest income before provision for loan losses	4,166	3,384	3,521	3,826	1,681
Provision for loan losses	400	454	599	371	48
Other operating income	6,312	4,982	4,972	1,394	1,027
Other operating expense	3,607	3,003	3,987	3,452	2,866

Income (loss) before income tax provision	6,471	4,909	3,907	1,397	(206)
Income tax provision	2,685	2,013	1,625	581	(85)

Net income (loss)	$3,786	$2,896	$2,282	$816	$(121)

Assets employed at year end	$105,454	$73,706	$93,926	$100,021	$76,915

Financial Condition

General

The demand for our banking products has led to increases in loans and deposits during 2004. In order to support this growth, we engaged in a merger which increased our assets by $115.5 million during the year. As of December 31, 2004 total assets were $641.6 million, an increase of 34.6% compared to $476.7 million as of December 31, 2003. Total gross loans increased to $543.5 million as of December 31, 2004 compared to $402.0 million as of December 31, 2003. Total deposits increased to $549.8 million as of December 31, 2004 compared to $393.1 million as of December 31, 2003. Long term debt increased to $17.6 million as of December 31, 2004 compared to $14.7 million as of December 31, 2003. Stockholders’ equity increased to $63.1 million as of December 31, 2004 compared to $37.1 million as of December 31, 2003. Tangible equity (stockholders’ equity, net of goodwill) increased to $45.7 million as of December 31, 2004, compared to $37.1 million as of December 31, 2003.

Investments

Our investment portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA securities, overnight investments in the Federal Funds market and investments in low income housing limited liability partnerships. Our held to maturity portfolio declined to $4.2 million as of December 31, 2004 compared to $7.7 million as of December 31, 2003. The decrease in held to maturity securities was due to the maturing or prepayment of agency bonds and mortgage backed securities. Of the $4.2 million, $2.1 million were held as collateral for public funds, treasury, tax and loan deposits and for other purposes at December 31, 2004.

Our available for sale portfolio was started in 2003 and totals $26.6 million as of December 31, 2004. The available for sale portfolio is made up of agency mortgage backed securities that are readily marketable and are marked to the lower of cost or market on a monthly basis. Of this total, a single security of $1.4 million was pledged as additional security for our interest rate swap. The collateral requirement for the interest rate swap is the greater of the mark to market value of the swap or $945,000. Therefore, as interest rates increase it is probable that the collateral required will increase. In addition, $11.4 million were held as collateral for public funds, treasury, tax and loan deposits and for other purposes at December 31, 2004.

Average federal funds sold for the year ended December 31, 2004 totaled $16.7 million compared to $13.7 million for the year ended December 31, 2003. During the year ended December 31, 2004 we acquired certificates of deposit of $1.6 million as a result of the Cuyamaca Bank acquisition which totaled $1.5 million as of December 31, 2004.

We held $1.2 million in Federal Reserve Bank stock as of December 31, 2004 compared to $569,000 as of December 31, 2003. We held $2.2 million in Federal Home Loan Bank stock as of December 31, 2004 compared to $1.4 million as of December 31, 2003.

Loans

As a result of increased loan production and the acquisition of Cuyamaca Bank, N.A., total gross loans have increased 35.2% to $543.5 million as of December 31, 2004 compared to $402.0 million as of December 31, 2003. Our total servicing portfolio increased to $715.5 million as of December 31, 2004 compared to $547.0 million as of December 31, 2003. We service sold loans for others, primarily consisting of SBA 7a loans, which increased to $172.0 million as of December 31, 2004 compared to $145.0 million as of December 31, 2003.

The following chart summarizes the changes in the loan portfolio as of and for the years ended December 31, 2004 and 2003:

Summary of loans as of December 31,	2004	2003	$ change	% change
	(dollars in thousands)
Commercial	$35,213	$20,590	$14,623	71.02%
Aircraft	28,819	30,368	(1,549)	-5.10%
Real estate construction loans	75,200	66,957	8,243	12.31%
Real estate one - to four-family	8,690	9,671	(981)	-10.14%
Real estate commercial and multi-family	378,109	270,367	107,742	39.85%
Consumer home equity lines of credit	8,027	1,933	6,094	315.26%
Consumer other	9,473	2,085	7,388	354.34%

Total gross loans	543,531	401,971	141,560	35.22%

Deferred fees, costs and discounts	(4,011)	(2,549)	(1,462)	57.36%
Allowance for loan losses	(7,508)	(5,210)	(2,298)	44.11%

Net loans	$532,012	$394,212	$137,800	34.96%

Total loans serviced for others	$172,016	$145,037	$26,979	18.60%

Total servicing portfolio	$715,547	$547,008	$168,539	30.81%

The following chart summarizes the lending activity as of and for the years ended December 31, 2004 and 2003:

Activity for the year ended December 31,	2004	2003	$ change	% change
	(dollars in thousands)
Beginning balance	$394,212	$339,471	$54,741	16.13%
Loans originated - Banking Division	337,495	254,386	83,109	32.67%
Loans originated - SBA 7a Division	83,084	66,401	16,683	25.12%
Loans acquired in merger	88,842	—	88,842	—
Loans sold	(84,598)	(74,380)	(10,218)	13.74%
Principal repayments	(285,717)	(189,734)	(95,983)	50.59%
Other net changes	(1,306)	(1,932)	626	-32.40%

Ending balance	$532,012	$394,212	$137,800	34.96%

A significant portion of our lending productions are from commercial real estate lending. We originated $262.7 million in commercial real estate loans for the year ended December 31, 2004 compared to $172.4 million for the year ended December 31, 2003. We sold $81.7 million in commercial real estate loans for the year ended December 31, 2004 compared to $66.0 million for the year ended December 31, 2003. As a result of the increased productions and the acquisition of Cuyamaca Bank, N.A., our commercial real estate portfolio increased to $378.1 million as of December 31, 2004 compared to $270.4 million as of December 31, 2003.

Non-performing Assets. Non-performing assets consist of non-performing loans, other real estate owned (OREO) and repossessed assets. Non-performing loans are those loans which have: (i) been placed on non-accrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under the Company’s asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on non-accrual status. The Company did not have any OREO at December 31, 2004, 2003 or 2002. There were no repossessed assets at December 31, 2004 as compared to $458,000 at December 31, 2003, which were the result of the repossession of an aircraft and an automobile.

	2004	2003	2002	2001	2000
	(dollars in thousands)
Non-accrual loans	$4,027	$961	$2,254	$3,174	$57
Troubled debt restructurings	—	—	—	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—	—	29	—

Total non-performing loans	4,027	961	2,254	3,203	57
Repossessed assets	—	458	—	1,900	—

Total non-performing assets	$4,027	$1,419	$2,254	$5,103	$57

SUPPLEMENTAL DATA
Undisbursed portion of construction and other loans	$149,075	$101,526	$87,029	$63,867	$53,809
Government guaranteed portion of total loans	$37,018	$30,360	$32,066	$48,598	$35,058
Non-performing loans, net of government guarantees	$2,133	$271	$651	$1,140	$37

Total non-performing loans/gross loans	0.74%	0.24%	0.65%	1.04%	0.02%
Total non-performing assets/total assets	0.63%	0.30%	0.54%	1.38%	0.02%
Total non-performing loans, net of guarantees/gross loans	0.39%	0.07%	0.19%	0.37%	0.01%
Total non-performing assets, net of guarantees/total assets	0.33%	0.15%	0.16%	0.82%	0.01%

Allowance for loan losses	$7,508	$5,210	$3,945	$2,788	$1,988
Net charge offs to average loans outstanding	0.01%	0.09%	0.16%	0.23%	0.03%
Loan loss allowance/loans, gross	1.38%	1.30%	1.14%	0.90%	0.80%
Loan loss allowance/loans held for investment	1.71%	1.58%	1.36%	1.03%	0.85%
Loan loss allowance/non-performing loans	186.44%	542.14%	175.02%	87.04%	3487.72%
Loan loss allowance/total assets	1.17%	1.09%	0.95%	0.75%	0.71%
Loan loss allowance/non-performing assets	186.44%	367.16%	175.02%	54.63%	3487.72%
Loan loss allowance/non-performing loans, net of guarantees	351.99%	1922.51%	605.99%	244.56%	5372.97%
Loan loss allowance/non-performing assets, net of guarantees	351.99%	714.68%	605.99%	91.71%	5372.97%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of December 31, 2004, 2003 and 2002, all impaired or non-accrual loans were collateral-dependent. The Company places loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of December 31, 2004, we had seven loans on non-accrual status, totaling $4.0 million. Of this total, $1.9 million, or 47.0%, was guaranteed by the government. We had five loans on non-accrual status as of December 31, 2003, totaling $961,000. Of this total $690,000, or 71.8%, was guaranteed by the government. As of December 31, 2002, we had fourteen loans on non-accrual status, totaling $2.3 million. Of this total, $1.6 million, or 71.1%, was guaranteed by the government. The increase in non-performing loans from December 31, 2003 to December 31, 2004 primarily resulted from three loans, a $292,000 SBA 7a loan, a $926,000 SBA 7a loan and a $1.2 million construction commercial loan, becoming past due more than 90 days during the third quarter of 2004.

Interest income that would have been recorded on loans on non-accrual status, under the original terms of such loans, totaled $154,000 for the year ended December 31, 2004, $182,000 for 2003 and $174,000 for 2002. In addition to the loans disclosed above as non-accrual or restructured, management has also identified approximately $4.0 million (net of government guarantees) in loans that, on the basis of information known to us, were judged to have a higher than normal risk of becoming non-performing. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may impact our borrowers and our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured loans, or become other real estate owned or repossessed assets in the future.

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

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets (consisting of non-accrual loans, loans graded as substandard or lower and REO) at December 31, 2004 and 2003 were $6.1 million and $3.4 million, respectively.

Risk Management. The investment of the Company’s funds is primarily in loans where a greater degree of risk is normally assumed than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of the borrowers are an integral part in the maintenance of a high level of quality in the total assets of the Company. Net loan charge-offs for the year ended December 31, 2004 were $34,000, or 0.01% of average gross loans outstanding, compared to $345,000, or 0.09% of average gross loans outstanding, for the year ended December 31, 2003.

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

The following table sets forth information regarding the Bank’s allowance for loan losses at the dates and for the periods indicated:

	At or for the twelve months ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Balance at beginning of year	$5,210	$3,945	$2,788	$1,988	$1,119
Reserve acquired in merger	1,156	—
Chargeoffs:
Real estate loans:
Commercial	—	129	518	301	66
Commercial	33	458	—	—	—
Aircraft	15	48	—	374	—
Consumer	18	45	13	12	72

Total chargeoffs	66	680	531	687	138
Recoveries:
Real estate loans:
One - to four-family	—	—	—	6	—
Commercial	—	25	5	—	53
Commercial	7	300	—	—	—
Aircraft	—	—	11	54	—
Consumer	25	10	—	4	19

Total recoveries	32	335	16	64	72

Net chargeoffs	34	345	515	623	66
Reserve for losses on commitments to extend credit	—	(29)	111	(47)	(30)
Provision for loan losses	1,176	1,639	1,561	1,470	965

Balance at end of period	$7,508	$5,210	$3,945	$2,788	$1,988

Net charge offs to average loans	0.01%	0.09%	0.16%	0.23%	0.03%

Reserve for losses on commitments to extend credit	$203	$203	$174	$285	$238

As of December 31, 2004 the balance in the allowance for loan losses was $7.5 million compared to $5.2 million as of December 31, 2003. In addition, the reserve for losses on commitments to extend credit was $203,000 as of December 31, 2004 and 2003. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $149.1 million as of December 31, 2004 compared to $101.5 million as of December 31, 2003. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and the Directors’ Loan Committee has established reserve levels for each category based upon loan type as well as economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

As of December 31, 2004 the allowance was 1.38% of total gross loans compared to 1.30% as of December 31, 2003. As a percent of loans held for investment, the allowance was 1.71% as of December 31, 2004 compared to 1.58% as of December 31, 2003. The level of classified loans has increased to $6.1 million as of December 31, 2004 compared to $2.9 million as of December 31, 2003. In addition, there has been an increase in loans secured by commercial real estate to $378.1 million as of December 31, 2004 compared to $270.4 million as of December 31, 2003. Relative to the overall loan portfolio, commercial real estate loans have increased to 69.6% of total gross loans as of December 31, 2004 compared to 67.3% as of December 31, 2003. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 186.44% as of December 31, 2004 compared to 367.16% as of December 31, 2003. Management believes the allowance at December 31, 2004 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net charge offs for the year ended December 31, 2004 totaled $34,000, or 0.01% of average loans outstanding, compared to $345,000, or 0.09% for the year ended December 31, 2003. Our management and Directors’ Loan Committee have also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. Our management and Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other real estate owned and repossessed assets. There were no OREOs as of December 31, 2004 and 2003. As of December 31, 2004, there were no repossessed assets compared to December 31, 2003 where the repossessed assets in the amount of $458,000 were a small aircraft and a repossessed auto.

The following table sets forth the Company’s percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

	At or For the Years Ended December 31,
	2004			2003			2002
	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial loans	$898	12.0%	6.5%	$824	15.8%	5.1%	$178	4.5%	4.8%
Aircraft loans	426	5.7%	5.3%	544	10.4%	7.6%	235	6.0%	8.5%
Real estate:
Construction loans	1,599	21.3%	13.8%	536	10.3%	16.7%	936	23.7%	19.5%
Secured by:
One- to four-family residential properties	256	3.4%	1.6%	73	1.4%	2.4%	178	4.5%	4.9%
Commercial properties	3,766	50.2%	69.6%	3,089	59.3%	67.3%	2,189	55.5%	60.2%
Consumer:
Home equity lines of credit	181	2.4%	1.5%	14	0.3%	0.5%	63	1.6%	1.0%
Other	382	5.1%	1.7%	130	2.5%	0.5%	166	4.2%	1.1%

Total allowance	$7,508	100.0%	100.0%	$5,210	100.0%	100.0%	$3,945	100.0%	100.0%

	At or For the Years Ended December 31,
	2001			2000
	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Loans
	(dollars in thousands)
Commercial loans	$103	3.7%	5.0%	$298	15.0%	4.5%
Aircraft loans	46	1.7%	7.8%	92	4.6%	10.0%
Real estate:
Construction loans	561	20.1%	19.5%	482	24.3%	20.9%
Secured by:
One- to four-family residential properties	95	3.4%	3.7%	88	4.4%	10.3%
Commercial properties	1,787	64.1%	61.4%	808	40.6%	48.6%
Consumer:
Home equity lines of credit	67	2.4%	0.9%	83	4.2%	1.2%
Other	129	4.6%	1.8%	137	6.9%	4.6%

Total allowance	$2,788	100.0%	100.0%	$1,988	100.0%	100.0%

Based on the recent history of charge offs in the Company’s aircraft and non-real estate secured commercial loan portfolios, the Company has allocated a lower percentage of its reserve for loan losses to those portfolios, decreasing the percentage allocated to 5.7% as of December 31, 2004 compared to 10.4% as of December 31, 2003 for aircraft loans, and to 12.0% as of December 31, 2004 from 15.8% as of December 31, 2003 for commercial loans. Commercial real estate has also experienced a decrease in net charge offs in recent years and therefore we have decreased that reserve allocation to 50.2% of the total reserves as of December 31, 2004 compared to 59.3% of the reserves as of December 31, 2003. Based on trends in the market place, we have increased the allocation of reserves for construction loans to 21.3% as of December 31, 2004 from 10.3% as of December 31, 2003. Other changes are the result of relative changes in the size of the loan portfolios. As a result of historical decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

Other Assets

Premises and equipment, repossessed assets, accrued interest and other assets, income tax receivable and deferred tax asset, servicing asset, net and interest only strips, are the six major components of other assets. Premises and equipment increased to $6.7 million as of December 31, 2004 compared to $3.7 million as of December 31, 2003.

Repossessed assets were zero as of December 31, 2004 as compared to $458,000 as of December 31, 2003 due to the sale of the repossessed assets in 2004.

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on a level-yield method over the life of the related tax credits. The partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $5.4 million as of December 31, 2004. The Company’s usage of tax credits approximated $430,000 and $261,000 during the years ended December 31, 2004 and 2003, respectively. Investment amortization amounted to $215,000 and $79,000 for the years ended December 31, 2004 and 2003, respectively.

Accrued interest and other assets increased to $10.8 million as of December 31, 2004 compared to $7.7 million as of December 31, 2003. The major component of accrued interest and other assets is interest accrued and not yet received on loans.

Deferred tax assets, net, totaled $5.9 million as of December 31, 2004 compared to $3.6 million as of December 31, 2003. The increase in the deferred tax asset, net, is primarily related to additional allowances for loan losses and certain accrued expenses.

Servicing assets, net, increased to $4.0 million as of December 31, 2004 compared to $3.2 million as of December 31, 2003. The increase reflects the additions due to loan sales during the year ended December 31, 2004, net of the amortization of the servicing asset combined with the acquisition of Cuyamaca Bank, N.A. The valuation of the servicing asset reflects estimates as to the expected life of the underlying loans which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them, which may result in higher prepayment rates. Management periodically evaluates the servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceed their fair value. The weighted average prepayment speed was 8.53% as of December 31, 2004 compared to 7.37% as of December 31, 2003. See the footnotes to the financial statements, found elsewhere in this Report, for further information on servicing assets.

Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. Interest-only strips increased to $1.7 million as of December 31, 2004, compared to $865,000 as of December 31, 2003. The increase is due to the increase in loans serviced for others as a result of the loan sales in 2004, combined with the effect of the change in market value caused by the relatively stable average prepayment speeds and the acquisition of Cuyamaca Bank, N.A The weighted average prepayment speed was 8.53% as of December 31, 2004 compared to 7.37% as of December 31, 2003.

Deposits and Borrowings

Total deposits increased to $549.8 million as of December 31, 2004 compared to $393.1 million as of December 31, 2003. Interest bearing deposits increased to $439.0 million as of December 31, 2004 compared to $324.5 million as of December 31, 2003. Non-interest bearing deposits increased to $110.8 million as of December 31, 2004 compared to $68.7 million as of December 31, 2003. Total wholesale deposits were $58.8 million as of December 31, 2004 compared to $59.5 million as of December 31, 2003. Total retail banking deposits increased 46.6% to $489.2 million as of December 31, 2004 compared to $333.6 million as of December 31, 2003. The increase in retail deposits is consistent with our strategy to grow our core deposit base and has occurred because of our expansion including the acquisition of Cuyamaca Bank, N.A. with four retail banking offices and the opening of a de novo branch in Murrieta, CA.

Short term borrowings totaled $1.0 million as of December 31, 2004 compared to $25.0 million as of December 31, 2003. Long term borrowing obligations to the FHLB resulting from the Cuyamaca Bank, N.A. acquisition totaled $2.8 million as of December 31, 2004. We established a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to purchase government securities and increase our liquidity.

In 2000, we issued $10.0 million in trust preferred securities, which are debt-like securities that are designated as additional capital for regulatory purposes. In September 2003, we issued an additional $5.0 million in trust preferred securities. These securities are classified as long term debt on the balance sheet. The average balance outstanding of all long term debt was $15.4 million for the year ended December 31, 2004, compared to $11.3 million for the year ended December 31, 2003. The increase is due to $2.7 million of additional long term debt from the acquisition of Cuyamaca Bank, N.A. Proceeds from the issuance of trust preferred securities were used to provide additional capital to the Bank, and, in the case of the $10.0 million issued in 2000, pay off debt. In December 2002, we entered into an interest rate swap that exchanged our fixed rate coupon of 11.0% on the $10.0 million trust preferred security issued in 2000 for a floating rate that resets semiannually at 5.455% over the six month LIBOR.

On September 17, 2003, the Company’s wholly owned subsidiary, Community (CA) Statutory Capital Trust II (“Trust II”), a Connecticut business trust, issued $5.0 million of Floating Rate Capital Trust Pass-through Securities, with a liquidation value of $1,000 per share. The securities, which mature in 2033, are callable at par after five years and pay cash distributions at a per annum rate and reset quarterly at the three month LIBOR plus 2.95%. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $4.9 million from the Trust upon issuance of the junior subordinated debentures, of which $4.75 million was contributed to the Bank to increase its capital. The $5 million is included in Long term debt on the books of the Company.

We have the right to defer the payment of interest on both of the outstanding series of trust preferred securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock.

Capital

Our shareholder’s equity increased to $63.1 million as of December 31, 2004 compared to $37.1 million as of December 31, 2003. The $26.0 million increase in shareholders’ equity from December 31, 2003 to December 31, 2004 is a result of net income of $8.4 million for the year ended December 31, 2004 plus the net effect from $17.4 million in goodwill created as a result of the acquisition of Cuyamaca Bank, N.A., combined with proceeds from the exercise of stock options offset by cash dividends paid to shareholders. Tangible equity increased to $45.7 million as of December 31, 2004 from $37.1 million as of December 31, 2003.

On August 7, 2003 the Company completed a private placement of 725,000 shares of common stock at a price of $15.00 per share to certain “accredited investors” including certain directors and officers of the Company and the Bank and their related interests. The directors, officers and their related interests purchased less than 5% of the total offering.

Gross proceeds from the offering were $10.9 million, and offering expenses totaled $807,000, including placement agent fees. Of the $10.1 million net proceeds of the offering, the Company used $1.8 million to repay debt, and $7.5 million of the proceeds were invested as equity capital in the Bank. The remaining net proceeds were retained by the Company as working capital.

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

At December 31, 2004 and 2003, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.

CAPITAL RATIOS

	December 31,
	2004	2003
Holding Company Ratios
Total capital (to risk-weighted assets)	11.47%	13.77%
Tier 1 capital (to risk-weighted assets)	10.22%	11.88%
Tier 1 capital (to average assets)	9.48%	10.67%
Equity to total assets	9.84%	7.78%

Bank only Ratios
Total capital (to risk-weighted assets)	11.19%	13.39%
Tier 1 capital (to risk-weighted assets)	9.94%	12.14%
Tier 1 capital (to average assets)	9.30%	10.90%

Financial Borrowings and Commitments

As of December 31, 2004 the financial borrowings and commitments having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Trust Preferred Securities	Other Borrowings	Total Commitments
	(dollars in thousands)
2005	$1,349	$—	$1,000	$2,349
2006	1,345	—	$1,290	2,635
2007	1,208	—	$1,250	2,458
2008	1,129	—	$—	1,129
2009	1,038	—	$250	1,288
Thereafter	3,843	14,850	$—	18,693

Total	$9,912	$14,850	$3,790	$28,552

The Company has a credit line with the FHLB with a limit of $68.4 million as of December 31, 2004, with a balance outstanding of $3.8 million. In addition, we have a credit line with a correspondent bank of $10.0 million. There were no advances against this line as of December 31, 2004. Of the total advances from the FHLB, $1.0 million have a remaining term of less than one year.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and broker deposits, federal funds facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine liquidation of securities from the trading securities portfolio and sales and participation of eligible loans. Primary uses of funds include withdrawal of and interest payments on deposits, productions and purchases of loans, purchases of investment securities, and payment of operating expenses.

We experienced net cash outflows from operating activities of $38.2 million during the year ended December 31, 2004 compared to net cash outflows of $12.5 million during the year ended December 31, 2003. Net cash outflows from operating activities during the years ended December 31, 2004 and 2003 were primarily from production of loans held for sale in excess of proceeds from the sale of loans held for sale.

Net cash inflows from investing activities totaled $5.5 million during the year ended December 31, 2004 compared to net cash outflows of $35.6 million during the years ended December 31, 2003. Net cash inflows from investing activities for 2004 can be primarily attributed to a decrease in our federal funds sold. Net cash outflows from investing activities for 2003 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment.

We experienced net cash inflows from financing activities of $29.6 million and $54.3 million during the years ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2004 net cash inflows were primarily from increases in interest bearing deposits offset by paydowns on the Federal Home Loan Bank line of credit. During the year ended December 31, 2003, we completed a stock sale with net proceeds of $10.1 million and a Trust Preferred securities offering with net proceeds of $4.9 million. In addition, during the same period, non-interest bearing deposits increased $17.2 million, and net advances from the Federal Home Loan Bank totaled $9.5 million.

As a means of augmenting our liquidity, we have established federal funds lines with a correspondent bank. At December 31, 2004 our available borrowing capacity includes approximately $15.0 million in federal funds line facilities and $63.6 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At December 31, 2004, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc., is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the year ended December 31, 2004, the Bank paid dividends of $8.3 million to Community Bancorp Inc. related to the acquisition of Cuyamaca Bank, N.A. During the year ended December 31, 2003, the Bank paid dividends of $300,000 to Community Bancorp Inc. As of December 31, 2004, approximately $10.3 million of undivided profits of the Bank were available for dividends to the Company.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2004, 82.8% of our loan portfolio was tied to adjustable rate indices. A majority of the adjustable rate loans are tied to prime and reprice within 90 days. As of December 31, 2004, 46.7% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2004, 68.9% of our long term debt were fixed rate with a weighted average remaining term of 22.4 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate trust preferred to a variable rate liability with a six month adjustment period. The Gap below reflects the affects of this interest rate swap.

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

A traditional, although analytically limited, measure of a financial institution’s IRR is the “static gap analysis.” Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance sheet positions) which are expected to mature or reprice within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates.

At December 31, 2004, 46.7% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging about twelve months. The remaining, weighted average term to maturity for our CD accounts approximated four months at December 31, 2004. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $182.4 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of December 31, 2004, with rates being paid between 0.15% and .90%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers no longer will maintain the deposit with the bank.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of December 31, 2004. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of December 31, 2004

	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$267,666	$27,692	$43,639	$108,872	$1,907	$449,776
Fixed rate loans, gross (1)(2)	8,890	10,352	8,735	27,943	37,835	93,755
Investments:
Investment securities held-to-maturity	922	7	14	2,167	1,088	4,198
Investment securities available-for-sale	23	28	56	26,455	—	26,562
Federal funds sold	9,565	—	—	—	—	9,565
Other investments	3,334	—	95	145	3,387	6,961

Total interest sensitive assets	290,400	38,079	52,539	165,582	44,217	590,817

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	110,771	110,771
Interest bearing (1)	246,835	60,575	122,903	8,682	—	438,995
Other Borrowings (3)	15,390	1,000	—	2,250	—	18,640

Total interest sensitive liabilities	$262,225	$61,575	$122,903	$10,932	$110,771	$568,406

GAP Analysis
Interest rate sensitivity gap	$28,175	$(23,496)	$(70,364)	$154,650	$(66,554)	$22,411
GAP as % of total interest sensitive assets	4.77%	-3.98%	-11.91%	26.18%	-11.26%	3.79%
Cumulative interest rate sensitivity gap	$28,175	$4,679	$(65,685)	$88,965	$22,411	$22,411
Cumulative gap as % of total interest sensitive assets	4.77%	0.79%	-11.12%	15.06%	3.79%	3.79%

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

Interest rate shock simulations provide us with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are normally subjected to up to 300 basis points in increases and decreases in interest rates in 100 basis point increments, therefore the interests rates have been simulated at 100, 200 and 300 basis points. Under each interest rate scenario, we project our net interest income. From these results, we can then develop alternatives in dealing with the tolerance thresholds.

The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2005 under the interest rate shock scenarios stated. The table was prepared as of December 31, 2004, at which time prime was 5.25%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
	(dollars in thousands)
+ 300 bp	$41,176	$8,030	24.23%
+ 200 bp	$38,486	$5,340	16.11%
+ 100 bp	$35,805	$2,659	8.02%
0 bp	$33,146
- 100 bp	$31,294	$(1,852)	-5.59%
- 200 bp	$30,872	$(2,274)	-6.86%
- 300 bp	$30,451	$(2,695)	-8.13%

The estimated sensitivity does not necessarily represent a Company forecast and the results may not be indicative of actual changes to the Company’s net interest income. These estimates are based upon a number of assumptions including: the nature and timing of interest rate levels including yield curve shape; prepayments on loans and securities; pricing strategies on loans and deposits; replacement of asset and liability cashflows; and other assumptions. While the assumptions used are based on current economic and local market conditions, there is no assurance as to the predictive nature of these conditions including how customer preferences or competitor influences might change.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31, 2004	December 31, 2003
ASSETS:
Cash and cash equivalents	$14,842	$17,940
Interest bearing deposits in financial institutions	1,825	—
Federal funds sold	9,565	17,925
Investments:
Held-to-maturity at amortized cost; pledged $2,111 (2004) and $4,809 (2003), estimated fair value of $4,251 (2004) and $7,807 (2003)	4,198	7,687
Available-for-sale, at estimated fair value; pledged $12,750 (2004) and $2,849 (2003)	26,562	15,921
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	3,388	1,999
Loans held for investment	437,932	330,302
Less allowance for loan losses	(7,508)	(5,210)

Net loans held for investment	430,424	325,092
Loans held for sale	101,588	69,120
Premises and equipment, net	6,737	3,653
Other real estate owned and repossessed assets	—	458
Affordable housing investments	2,579	1,489
Accrued interest	2,086	1,587
Other assets	8,737	6,146
Deferred tax asset, net	5,928	3,569
Servicing assets, net	4,011	3,247
Interest-only strips, at fair value	1,749	865
Goodwill and other intangibles	17,387	—

Total assets	$641,606	$476,698

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing	$438,995	$324,466
Non-interest bearing	110,771	68,660

Total deposits	549,766	393,126
Short term borrowing	1,000	25,000
Long term debt	17,640	14,697
Accrued expenses and other liabilities	10,082	6,794

Total liabilities	578,488	439,617

Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding; 5,162,725 at December 31, 2004 and 4,364,942 at December 31, 2003	3,227	2,728
Additional paid-in capital	38,994	20,907
Accumulated other comprehensive loss, net of taxes of $66 (2004) and $53 (2003)	(73)	(75)
Retained earnings	20,970	13,521

Total stockholders’ equity	63,118	37,081

Total liabilities and stockholders’ equity	$641,606	$476,698

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

For the years ended December 31,	For the years ended December 31,
	2004	2003	2002
Interest Income:
Interest on loans	$31,383	$25,580	$23,322
Interest on fed funds sold	240	143	267
Interest on interest bearing deposits in financial institutions	14	5	6
Interest on trading securities	—	181	50
Interest on other investments	994	877	1,170

Total interest income	32,631	26,786	24,815

Interest Expense:
Deposits	4,586	5,100	7,214
Short term borrowing	116	313	384
Long term debt	962	757	1,097

Total interest expense	5,664	6,170	8,695

Net interest income before provision for loan losses	26,967	20,616	16,120

Provision for loan losses	1,176	1,639	1,561

Net interest income after provision for loan losses	25,791	18,977	14,559

Other operating income:
Net gain on sale of loans	6,683	5,161	4,410
Loan servicing fees, net	829	666	687
Customer service charges	831	735	614
Gain / (loss) on repossessed assets	(143)	61	(42)
Other fee income	1,460	1,068	832

Total other operating income	9,660	7,691	6,501

Other operating expenses:
Salaries and employee benefits	11,421	9,608	8,794
Occupancy	1,818	1,319	1,337
Professional services	3,009	1,074	1,077
Depreciation and amortization	821	799	989
Data processing	765	762	625
Office expenses	710	663	540
Other expenses	3,545	2,952	2,559

Total other operating expenses	22,089	17,177	15,921

Income before income tax provision	13,362	9,491	5,139

Income tax provision	4,996	3,595	2,133

Net income	8,366	5,896	3,006
Other comprehensive income - unrealized gain / (loss) on available for sale securities, net of income taxes of $66 and $53	2	(75)	—
Comprehensive income	$8,368	$5,821	$3,006

Basic earnings per share	$1.83	$1.51	$0.86

Diluted earnings per share	$1.71	$1.42	$0.84

Average shares outstanding for basic earnings per share	4,570,734	3,900,350	3,491,028
Average shares outstanding for diluted earnings per share	4,885,069	4,144,666	3,599,086

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Unearned ESOP Contribution	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2002	3,311,490	$2,069	$9,162	$—	$(668)	$5,938	$16,501

Options exercised	63,941	40	215	—	—	—	255
Dividends paid (fractional shares only	—	—	—	—	—	(2)	(2)
Stock dividend (5% of outstanding)	166,876	105	1,212	—	—	(1,317)	—
Sold unallocated ESOP shares	—	—	145	—	668	—	813
Net income	—	—	—	—	—	3,006	3,006

Balance at December 31, 2002	3,542,307	2,214	10,734	—	—	7,625	20,573

Options exercised	97,635	61	558	—	—	—	619
Unrealized loss on available for sale securities, net of income taxes of $53	—	—	—	(75)	—	—	(75)
Issuance of common stock, net of expenses of $807	725,000	453	9,439	—	—	—	9,892
Tax benefit for options exercised			176				176
Net income	—	—	—	—	—	5,896	5,896

Balance at December 31, 2003	4,364,942	2,728	20,907	(75)	—	13,521	37,081

Options exercised	118,844	74	863	—	—	—	937
Dividends paid						(917)	(917)
Unrealized gain on available for sale securities, net of income taxes of $66	—	—	—	2	—	—	2
Issuance of common stock for merger	678,939	425	16,927	—	—	—	17,352
Tax benefit for options exercised			297				297
Net income	—	—	—	—	—	8,366	8,366

Balance at December 31, 2004	5,162,725	$3,227	$38,994	$(73)	$—	$20,970	$63,118

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2004	2003	2002
	(dollars in thousands)
Cash flows from operating activities:
Net income	$8,366	$5,896	$3,006
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	821	799	989
Provision for loan losses	1,176	1,639	1,561
Net amortization of premiums on investment securities	117	200	113
Amortization of affordable housing investment	215	79	12
Amortization of core deposit intangibles	44	—	—
Loan origination fees and gains on loan sales deferred, net of loan origination costs deferred	130	667	1,829
Gain on sale of loans	(5,711)	(4,811)	(5,106)
Loss on sale of other repossessed assets	143	—	—
Deferred income tax benefit	(849)	(1,811)	(465)
Capitalization of interest-only strips	(1,072)	(535)	(58)
Amortization of interest-only strips	140	69	56
Change in unrealized (gain) loss on interest-only strips	92	81	(124)
Capitalization of servicing asset	(1,044)	(981)	(1,371)
Amortization of servicing asset	441	366	260
Change in valuation allowance for servicing asset	(4)	(15)	(199)
(Gain) loss on trading securities	—	73	(26)
Loss on disposal of premises and equipment	4	—	—
Unrealized (gain) loss on interest rate swap agreement	153	307	(4)
Unrealized hedging (gain) loss on long term debt	(153)	(307)	4
Origination of loans held for sale	(133,230)	(93,259)	(110,249)
Proceeds from sale of loans held for sale	90,309	79,130	115,074
Decrease (increase) in restricted cash	—	1,152	(1,152)
Decrease (increase) in income tax receivable	—	309	(309)
Increase (decrease) in income tax payable	173	146	(403)
Decrease (increase) in accrued interest and other assets	(1,271)	(2,387)	329
Increase in accrued expenses and other liabilities	2,852	647	1,608

Net cash provided by (used in) operating activities	(38,158)	(12,546)	5,375

Cash flows from investing activities:
Origination of loans held for investment	(287,349)	(227,528)	(198,893)
Proceeds from principal paid on loans held for investment	285,717	188,182	161,733
Net change in interest bearing deposits in financial institutions	(1,825)	99	497
Purchase of trading securities	—	(37,168)	(27,050)
Sale of trading securities	—	53,171	11,000
Purchases of investments held-to-maturity	—	(2,302)	(16,773)
Maturities of investments held-to-maturity	3,469	14,170	5,969
Purchases of available-for-sale investments	(10,039)	(17,291)	—
Maturities of available-for-sale investments	4,370	1,216	—
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(810)	(937)	(1,386)
Sales of Federal Home Loan Bank stock	—	486	903
Cash paid for acquisition of Cuyamaca Bank, N.A.	(9,238)	—	—
Cash obtained from acquisition of Cuyamaca Bank, N.A.	4,805	—	—
Other repossessed assets acquired in foreclosure	(39)	—	—
Proceeds from sale of OREO and repossessed assets	354	810	2,055
Increase in affordable housing investment	(1,305)	—	—
Purchases of premises and equipment	(1,642)	(272)	(2,243)
Net (increase) decrease in fed funds sold	19,025	(8,235)	18,400

Net cash provided by (used in) investing activities	5,493	(35,599)	(45,788)

See accompanying notes to financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2004	2003	2002
	(dollars in thousands)
Cash flows from financing activities:
Net increase in deposits:
Interest bearing	$48,827	$11,952	$17,438
Non-interest bearing	5,720	17,222	13,180
Proceeds from exercise of stock options	937	619	255
Cash dividends paid	(917)	—	(2)
Issuance of long term debt	—	4,910	—
Proceeds from short term borrowings	—	16,862	10,500
Repayment of short term borrowings	(25,000)	(7,362)	(813)
Proceeds from sale of unallocated ESOP shares	—	—	813
Proceeds from stock offering, net of expenses	—	10,068	—

Net cash provided by financing activities	29,567	54,271	41,371

Net increase in cash and cash equivalents	(3,098)	6,126	958
Cash and cash equivalents at beginning of year	17,940	11,814	10,856

Cash and cash equivalents at end of year	$14,842	$17,940	$11,814

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on time deposits	$4,029	$5,675	$7,579
Interest on other borrowings	1,059	1,049	1,459

Total interest paid	$5,088	$6,724	$9,038

Income Taxes	$6,301	$4,775	$3,300

Supplemental disclosure of non-cash investing activities:
Loans transferred to repossessed assets	$39	$724	$197

Loans held for investment transferred to held for sale	$21,897	$6,318	$22,853

Assets acquired from Cuyamaca Bank, N.A.	$115,458	$—	$—

Liabilities acquired from Cuyamaca Bank, N.A.	$106,299	$—	$—

Supplemental disclosure of non-cash financing activities:
Change in unrealized gain/(loss) on available-for sale securities, net of income tax benefit of $66 and $53 recorded in Other Comprehensive Income	$2	$(75)	$—

See accompanying notes to financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004

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

On October 1, 2004, the Company acquired all of the assets and assumed the liabilities of Cuyamaca Bank, N.A. (OTCBB:CUYA), a commercial bank, with assets of approximately $115.4 million. Cuyamaca’s results of operations were included in the Company’s results beginning October 1, 2004. The merger was accounted for as a purchase per SFAS No. 141, Business Combinations. For informational and comparative purposes, certain tables have been expanded to include a column entitled Cuyamaca, October 1, 2004. This column represents balances acquired from Cuyamaca as of October 1, 2004, including purchase accounting adjustments.

On August 7, 2003 the Company completed a private placement of 725,000 shares of common stock at a price of $15.00 per share to certain “accredited investors” including certain directors and officers of the Company and the Bank and their related interests. The directors, officers and their related interests purchased less than 5% of the total offering. Gross proceeds from the offering were $10.9 million, and offering expenses totaled $807,000, including placement agent fees. Of the $10.1 million net proceeds of the offering, the Company used $1.8 million to repay debt, and $7.5 million of the proceeds were invested as equity capital in the Bank. The remaining net proceeds were retained by the Company as working capital.

Nature of Operations

The Company is headquartered in Escondido, California and operates additional branch offices in Bonsall, El Cajon, Encinitas, Fallbrook, La Mesa, Murietta, Santee, Temecula and Vista, California and additional Small Business Administration (“SBA”) loan production offices that originate loans in California, Arizona, Nevada and Oregon. The Company’s primary sources of revenue are SBA, construction, and other real estate based loans to individuals and small to middle-market businesses.

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

Affordable Housing Investments

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on a level-yield method over the life of the related tax credits. The partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year periods are $5.4 million as of December 31, 2004. The Company’s usage of tax credits approximated $430,000 and $261,000 during the years ended December 31, 2004 and 2003, respectively. Investment amortization amounted to $215,000 and $79,000 for the years ended December 31, 2004 and 2003, respectively.

The Company has an obligation to purchase $3.1 million of additional interests in such affordable housing investments, which are expected to be made in 2005, 2006 and 2007. The balance of the affordable housing investments as of December 31, 2004 and 2003 was $2.6 million and $1.5 million, respectively.

Loans and Loan Fees

Loans held for investment are stated at the principal amount outstanding. Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis, where market is determined based on secondary market quotes.

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

Non-refundable fees and related direct costs associated with the production of loans are deferred and netted against outstanding loan balances. Net deferred fees and costs are recognized into interest income over the contractual life of the loan using the interest method. The amortization of loan fees is discontinued on non-accrual loans. Other fees on loans are recorded as income when earned.

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

In accordance with FAS No. 140, the Company recognizes a servicing asset or liability at the time a loan is sold and the Company retains the servicing, based on the present value of the estimated future cash flows. The servicing asset is amortized proportionately over the period based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights. Projected net servicing income is determined on the basis of the estimated future balance of the underlying loan portfolio which decreases over time from scheduled loan amortization and prepayments. The Company estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, original terms to maturity and recent prepayment speeds, as well as current interest rate levels, market forecasts and other economic conditions.

The Company periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. In estimating fair values at December 31, 2004, the Company utilized a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%. In estimating fair values at December 31, 2003, the Company utilized a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

Rights to future interest income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are accounted for as trading securities and recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the years ended December 31, 2004 and 2003. At December 31, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%. At December 31, 2003, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 7.37% and a discount rate of 10.00%.

The principal balances of loans serviced for others were $172.0 million, $145.0 million and $119.6 million at December 31, 2004, 2003 and 2002, respectively.

Repossessed Assets

Repossessed assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations. There were no repossessed assets acquired through foreclosure or deed-in-lieu of foreclosure or repossessed assets as of December 31, 2004. At December 31, 2003, the repossessed assets were an aircraft and an automobile. Valuation of the repossessed assets was based on recent appraisals of the underlying collateral.

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

In determining the appropriate level of the allowance for loan losses, management and the Directors’ Loan Committee initially identify all classified, restructured or non-performing loans and assesses each loan for impairment, as well as any government guarantees on these loans, which in general do not require an allowance for loan loss. Loans are considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the reserve for loan losses. The Company measures an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.

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

The reserves for losses on commitments to extend credit are determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. Management and the Directors’ Loan Committee also establish reserves for each pool based upon loan type as well as market conditions for the underlying real estate or other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general, there are no reserves established for the government guaranteed portion of commitments to extend credit.

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

Goodwill and Other Intangibles

Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The impairment test is performed in two phases. The first step of the Goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including Goodwill. If the fair value of the reporting unit exceeds its carrying amount, Goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s Goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that Goodwill. An impairment loss is recorded to the extent that the carrying amount of Goodwill exceeds its implied fair value.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At December 31, 2004, goodwill included on the Consolidated Balance Sheet consists of core deposit intangibles that are amortized using an estimated life of 8.5 years.

Derivatives and Hedging Activity

The Company may use derivative financial instruments to manage its exposure arising from changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. The Company follows the guidance from Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137, 138 and 149. Under these standards, the Company records derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains and losses resulting from changes in those fair values are accounted for depending on the use of the derivative and whether or not it qualifies for hedge accounting. The swap cash flows are reported in interest expense. The Company’s interest rate swap agreement was classified as a fair value hedge of one of its trust preferred securities; consequently, the changes in the fair value of the interest rate swap recognized in earnings are offset by recognizing changes in the fair value of the hedged trust preferred securities. As the hedging relationship met certain conditions provided for in SFAS No. 133, the Company assumes no ineffectiveness in the hedging relationship.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets and interest-only strips, the valuation of repossessed assets and the valuation of the acquired assets and liabilities of Cuyamaca Bank, N.A. Actual results could differ from those estimates.

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

	2004	2003	2002
	(dollars in thousands, except per share amounts)
Net income, as reported	$8,366	$5,896	$3,006
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(258)	(172)	(236)

Proforma net income	$8,108	$5,724	$2,770

Basic income per share, as reported	$1.83	$1.51	$0.86
Proforma basic income per share	$1.77	$1.47	$0.79

Diluted income per share, as reported	$1.71	$1.42	$0.84
Proforma diluted income per share	$1.66	$1.38	$0.77

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has not adopted the fair value based method of accounting for stock-based employee compensation.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities and is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) as applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. This new guidance for determining whether impairment is other-than-temporary is effective for reporting periods beginning after June 15, 2004. Adoption of this standard may cause the Corporation to recognize impairment losses in the Consolidated Statements of Operations which would not have been recognized under the current guidance or to recognize such losses in earlier periods. Since fluctuations in the fair value for available-for-sale securities are already recorded in Accumulated Other Comprehensive Income (Loss), adoption of this standard is not expected to have a significant impact on stockholders’ equity. In September 2004 the FASB staff issued a proposed Board-directed FASB Staff Position, FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The proposed FSP would provide implementation guidance with respect to debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of Issue 03-1. The Board also issued FSP EITF Issue 03-1-b, which delays the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of EITF 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which any entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company anticipates the adoption of SFAS No. 123(R) effective July 1, 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. Merger-related Activity:

Pursuant to the Agreement and Plan of Merger, dated June 28, 2004, by and between the Company and Cuyamaca Bank, N.A. (the Merger Agreement), the Company acquired all the assets and assumed the liabilities of Cuyamaca Bank, N.A. Cuyamaca’s results of operations were included in the Company’s results beginning October 1, 2004.

Under the terms of the Merger Agreement, shareholders of Cuyamaca Bank common stock had the choice to receive cash, shares of Community or a combination up to a maximum of 70% of the total consideration being in Community shares. The transaction was valued at $26.6 million, or $25.56 per share, including the fair value of options outstanding (the exchange ratio for stock consideration was 1.0439 shares of Community common stock for each Cuyamaca share). The total consideration was paid in 678,939 of CMBC stock and $7.4 million in cash, in accordance with the provisions of the Merger Agreement. Cuyamaca Bank operated banking offices in the east San Diego County cities of Santee, El Cajon and La Mesa and in the north San Diego County city of Encinitas. All of the banking offices of Cuyamaca are being operated by Community National Bank.

The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below.

(dollars in thousands, except per share data)

Purchase price
Cuyamaca Bank, N.A. common stock exchanged	650,387
Exchange ratio	1.0439

Total shares of the Company’s common stock exchanged	678,939
Fair value per share of the Company’s common stock (1)	$25.56

Total value of the Company’s common stock exchanged		$17,352
Cash paid for Cuyamaca Bank, N. A common stock		7,445
Direct acquistion costs		1,793

Total purchase price		$26,590

Allocation of the purchase price
Cuyamaca Bank, N. A. stockholder’s equity		$9,108
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Investments		2
Loans		(908)
Premises and equipment		65
Other assets and deferred income tax		732
Deposits		(126)
Other liabilities		286

Estimated fair value of net assets acquired		9,159

Estimated gross goodwill resulting from the Merger (2)		$17,431

(1)	The value of the shares of common stock exchanged with Cuyamaca Bank, N.A. stockholders was based upon the 20 day average closing price of the Company shares ending on September 24, 2004.
(2)	Includes $2.3 million allocated to core deposit intangibles. (See Footnote 7).

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the Merger taken place at January 1, 2003.

	2004	2003
	(dollars in thousands, except per share amounts
Net interest income	$31,050	$25,847
Other operating income	10,729	8,870
Provision for loan losses	1,552	1,857
Other operating expense	26,387	22,290

Income before income tax provision	13,840	10,570
Income tax provision	5,224	3,974

Net income	$8,616	$6,596

Earnings per share:
Basic	$1.70	$1.44

Fully diluted	$1.60	$1.37

Average shares outstanding for basic earnings per share	5,080,865	4,579,289
Average shares outstanding for diluted earnings per share	5,395,201	4,823,605

3. Investments:

The Company held $1.2 million and $569,000 in Federal Reserve Bank stock as of December 31, 2004 and 2003, respectively. The Company held $2.2 million in Federal Home Loan Bank stock as of December 31, 2004, compared to $1.4 million as of December 31, 2003.

The following table presents the amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities as of December 31, 2004 and 2003. The section entitled Cuyamaca Bank, N.A. at October 1, 2004 represents the investments which were acquired as of October 1, 2004.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
2004
Held to Maturity
US Government agency and other securities	$—	$—	$—	$—
Agency mortgage-backed securities	3,281	53	(6)	3,328
SBA loan pools	917	6	—	923

Total held to maturity	$4,198	$59	$(6)	$4,251

Available for sale
Agency mortgage-backed securities	$26,701	$39	$(178)	$26,562

2003
Held to Maturity
US Government agency and other securities	$1,501	$22	$—	$1,523
Agency mortgage-backed securities	5,213	113	(21)	5,305
SBA loan pools	973	14	(8)	979

Total	$7,687	$149	$(29)	$7,807

Available for sale
Agency mortgage-backed securities	$16,049	$—	$(128)	$15,921

Cuyamaca Bank, NA at October 1, 2004
Available for sale
Agency mortgage-backed securities	$5,066	$—	$—	$5,066

As of December 31, 2004, the Company had pledged $14.9 million of its agency mortgage-backed securities, classified as available for sale, for public deposits and other purposes (see note 9).

The scheduled maturities of investment securities held-to-maturity as of December 31, 2004 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
Mortgage-backed securities
Due greater than one year through five years	$221	$226	4.77%
Due greater than five years through ten years	1,115	1,148	5.03%
Due greater than ten years	1,945	1,954	4.59%

Subtotal mortgage-backed securities	3,281	3,328	4.75%
SBA pass through securities
Due greater than ten years	917	923	3.60%

Total	$4,198	$4,251	4.50%

The following table presents the current fair value and the associated unrealized losses only on investments classified as held to maturity and available for sale with unrealized holding losses at December 31, 2004. The table also discloses whether these securities have had unrealized holding losses for less than 12 months, or for 12 months or longer:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities, classified as held to maturity:
FNMA	$—	$—	$859	$(6)	$859	$(6)

	$—	$—	$859	$(6)	$859	$(6)

Mortgage-backed securities, classified as available for sale:
FHLMC	$8,710	$(70)	$872	$(9)	$9,582	$(79)
FNMA	6,903	(99)	—	—	6,903	(99)

	$15,613	$(169)	$872	$(9)	$16,485	$(178)

As of December 31, 2004, the unrealized holding losses related to variable rate agency mortgage-backed securities. Such unrealized holding losses are the result of an increase in market interest rates in the second half of 2004 are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, as well as management’s intent and ability to hold these securities until the unrealized loss is recovered, management concluded that such unrealized losses were not other than temporary as of December 31, 2004.

4. Loans Held for Investment and Held for Sale and Related Allowance for Loan Losses:

A summary of loans as of December 31 is as follows:

	2004			2003			Cuyamaca Bank, NA October 1, 2004
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Construction loans	$—	$75,200	$75,200	$—	$66,957	$66,957	$—	$12,177	$12,177
Real estate one- to four-family	—	$8,690	8,690	—	9,671	9,671	—	4,381	4,381
Real estate commercial	101,385	276,724	378,109	69,148	201,219	270,367	5,502	40,991	46,493
Consumer home equity lines of credit	—	8,027	8,027	—	1,933	1,933	—	5,632	5,632
Other consumer	—	9,473	9,473	—	2,085	2,085	—	8,494	8,494
Commercial	—	35,213	35,213	—	20,590	20,590	—	12,763	12,763
Aircraft	—	28,819	28,819	—	30,368	30,368	—	415	415

Total gross loans	101,385	442,146	543,531	69,148	332,823	401,971	5,502	84,853	90,355

Deferred loan origination costs (fees)	447	(2,052)	(1,605)	181	(781)	(600)	22	(252)	(230)
Discount on unguaranteed portion of SBA loans retained	(244)	(2,162)	(2,406)	(209)	(1,740)	(1,949)	—	(127)	(127)
Allowance for loan losses	—	(7,508)	(7,508)	—	(5,210)	(5,210)	—	(1,156)	(1,156)

Net loans	$101,588	$430,424	$532,012	$69,120	$325,092	$394,212	$5,524	$83,318	$88,842

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

As of December 31, 2004 and 2003, the Company had commitments to extend credit on construction and other loans of $147.0 million and $100.0 million, respectively.

The maturity distribution of the loan portfolio as of December 31, 2004 is as follows:

	Loans Held for Sale	Loans Held for Investment	Total Loans	Cuyamaca Bank NA October 1 , 2004
	(dollars in thousands)
Less than one year	$340	$170,384	$170,724	$27,139
One to five years	—	119,036	119,036	17,367
After five years	101,045	152,726	253,771	45,849

Total gross loans	$101,385	$442,146	$543,531	$90,355

The interest rate sensitivity of the loan portfolio as of December 31, 2004 is as follows:

	Loans Held for Sale	Loans Held for Investment	Total Loans	Cuyamaca Bank NA October 1 , 2004
	(dollars in thousands)
Fixed rate loans	$12,607	$81,148	$93,755	$33,529
Variable rate loans	88,778	360,998	449,776	56,826

Total gross loans	$101,385	$442,146	$543,531	$90,355

As of December 31, 2004 and 2003, the government guaranteed portion of total gross loans was $37.0 million and $30.4 million, respectively. As of December 31, 2004, the loans to one borrower limit was $9.9 million.

A summary of the activity in the allowance for loan losses on loans held for investment, which includes provisions for impaired loans, is as follows:

	2004	2003	2002
	(dollars in thousands)
Balance at beginning of year	$5,210	$3,945	2,788
Reserve acquired in merger	1,156	—	—
Provision for loan losses	1,176	1,639	1,561
Losses charged off	(66)	(680)	(531)
Recoveries	32	335	16
Less: Provision for losses on commitments to extend credit	—	(29)	111

Allowance for losses on loans outstanding	$7,508	$5,210	$3,945

The reserves for losses on commitments to extend credit are determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. Management and the Directors’ Loan Committee also establishes reserves for each pool based upon loan type as well as market conditions for the underlying real estate or other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit. The reserve for losses on commitments to extend credit, included in accrued expenses and other liabilities, was $203,000 at both December 31, 2004 and 2003.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Loans with principal balances of $4.0 million ($1.9 million guaranteed by the SBA), $961,000 ($690,000 guaranteed by the SBA), and $2.3 million ($1.6 million guaranteed by the SBA) were on non-accrual status as of December 31, 2004, 2003, and 2002, respectively. Additional interest income of $154,000, $182,000 and $174,000 would have been recorded for the years ended December 31, 2004, 2003, and 2002, respectively, if non-accrual loans had been performing in accordance with their original terms. Interest income of $27,000, $46,000 and $11,000 was recorded on loans subsequently transferred to non-accrual status for the years ended December 31, 2004, 2003, and 2002, respectively.

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

The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 2004 and 2003:

	2004		2003
	(dollars in thousands)
	Impaired Loans	Impairment Allowance	Impaired Loans	Impairment Allowance
SBA	$2,838	$344	$904	$48
Commercial	1,189	238	—	—
Aircraft	—	—	54	11
Consumer	—	—	3	3

Total impaired loans	$4,027	$582	$961	$62

Based on the Company’s evaluation process to determine the level of the allowance for loan losses mentioned previously and as the majority of the Company’s non-performing loans are secured, management believes the allowance level to be adequate as of December 31, 2004 to absorb the estimated known and inherent risks identified through its analysis. For the years ended December 31, 2004, 2003, and 2002 interest income of $4,800, $91,000 and $128,000 was recorded on impaired loans on a cash basis, respectively, and the average balance of impaired loans was $4.9 million, $3.9 million and $3.1 million, respectively. There were no loans contractually past due 90 days or more and still accruing as of December 31, 2004 and 2003.

In the normal course of business, the Company has granted loans to certain directors and their affiliates under terms which are consistent with the Company’s general lending policies.

The activity for loans outstanding with these directors and their affiliates as of December 31, 2004 and 2003 is as follows:

	2004	2003
	(dollars in thousands)
Balance, beginning of year	$4,851	$4,581
Loans granted, including renewals	504	407
Repayments	(185)	(137)

Balance, end of year	$5,170	$4,851

The Company had no additional commitments for loans to affiliates as of December 31, 2004 and 2003.

5. Sales and Servicing of SBA 7a Loans:

The Company generates revenues from the production of loans with guarantees by the SBA and the sale of guaranteed and unguaranteed portions of those loans in the secondary market. The Company retains the servicing on the sale of SBA 7a loans that creates loan servicing income. At December 31, 2004, 2003 and 2002, the Company serviced for others 590, 308 and 292 SBA 7a loans with an outstanding balance of $162.6 million, $137.0 million and $117.2 million, respectively. The Company sold $81.7 million, $45.6 million and $63.6 million in SBA 7a loans in 2004, 2003 and 2002, resulting in gains of $5.3 million, $4.3 million and $4.1 million, respectively.

The activity for the servicing asset for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
	(dollars in thousands)
Balance at beginning of year	$3,247	$2,617	$1,307
Servicing assets acquired in merger	155	—	—
Servicing assets recognized on SBA loans sold	1,046	981	1,371
Amortization	(441)	(366)	(260)
Recovery of valuation reserve	4	15	199

Balance at end of year	$4,011	$3,247	$2,617

Fair value of servicing assets	$4,011	$3,247	$2,617

The activity for the valuation reserve for the servicing asset for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
	(dollars in thousands)
Balance at beginning of year	$(35)	$(50)	$(249)
Provision for valuation reserve	(11)	(10)	(61)
Recovery of valuation reserve	15	25	260

Balance at end of year	$(31)	$(35)	$(50)

The recovery or provision for market valuation changes is included in loan servicing fees in the consolidated statements of income and comprehensive income. The Company and the industry experienced a significant increase in prepayments during the year ended December 31, 2001, compared to the years ended in 2004, 2003 and 2002, which resulted in a reserve for the servicing asset totaling $249,000. Due to the decrease in SBA loan prepayments during years ended December 31, 2004, 2003 and 2002, the Company recovered $4,000, $15,000 and $199,000, respectively, of the previously reserved amount.

The following table summarizes the estimated aggregate amortization expense for loan servicing rights as of December 31, 2004:

Years ending December 31:	December 31, 2004
(dollars in thousands)
2005	$472
2006	461
2007	413
2008	368
2009	327
Thereafter	1,970

Total	$4,011

6. Premises and Equipment:

Premises and equipment as of December 31, 2004 and 2003 are as follows:

	2004	2003	Cuyamaca Bank NA October 1, 2004
	(dollars in thousands)
Land	$812	$357	$440
Building	1,460	200	1,260
Furniture, fixtures and equipment	7,783	4,993	1,693
Leasehold improvements	2,829	1,955	359

	12,884	7,505	3,752
Accumulated depreciation and amortization	(6,147)	(3,852)	(1,550)

	$6,737	$3,653	$2,202

7. Goodwill and Other Intangibles

The gross carrying value and accumulated amortization related to core deposit intangibles at December 31, 2004 are presented below:

	December 31, 2004
	Gross Carrying Value	Accumulated Amortization
	(dollars in thousands)
Core deposit intangibles	$2,275	$44

Total	$2,275	$44

As a result of the Merger, the Company recorded $2.3 million of core deposit intangibles. As of December 31, 2004, the amortization period for the core deposit intangibles was approximately 8.6 years. Amortization expense on core deposit intangibles was $44,000 for 2004. The Company estimates that amortization expense will be $265,000 for 2005, 2006, 2007, 2008 and 2009.

8. Deposits and Interest Expense:

Deposits by major classification as of December 31, 2004 and 2003 are as follows:

	2004	2003	Cuyamaca Bank NA October 1 , 2004
	(dollars in thousands)
Non-interest bearing demand	$110,771	$68,660	$36,462
Interest bearing demand	61,269	47,190	6,151
Money market savings	98,982	49,024	25,536
Savings	22,109	13,943	6,996
Time deposits $100,000 or more	178,579	138,559	14,976
Time deposits under $100,000	78,056	75,750	11,917

Total	$549,766	$393,126	$102,038

Interest expense on deposits for the years ended December 31, 2004, 2003 and 2002 is comprised of the following:

	2004	2003	2002
	(dollars in thousands)
Interest bearing demand	$81	$105	$128
Money market savings	571	581	669
Savings	29	60	93
Time deposits, $100,000 or more	2,796	2,717	3,827
Time deposits under $100,000	1,109	1,637	2,497

Total	$4,586	$5,100	$7,214

The following summarizes the scheduled maturity of time deposits as of December 31, 2004:

(dollars in thousands)
2005	$247,953
2006	8,233
2007	193
2008	217
2009	39

Total	$256,635

(dollars in thousands)
Three months or less	$64,476
Over three months to six months	60,575
Over six months to twelve months	122,902
Over twelve months	8,682

Total	$256,635

9. Other Borrowed Funds:

The Company had the following borrowing facilities as of December 31, 2004 and 2003:

	As of December 31, 2004				As of December 31, 2003
	Maximum borrowing	Expiration date	Month-end interest rate	Outstanding balance	Month-end interest rate	Outstanding balance
Trust Preferred I	$10,000,000	Sep 30, 2030	11.00%	$10,000,000	11.00%	$10,000,000
Trust Preferred II	5,000,000	Sep 01, 2033	5.45%	5,000,000	4.12%	5,000,000
Federal Home Loan Bank	68,412,082	Open ended	2.21%	3,790,000	1.08%	25,000,000
Pacific Coast Bankers Bank	10,000,000	Jun 30, 2005	N/A	—	N/A	—
Wells Fargo	5,000,000	Open ended	N/A	—	N/A	—

	$98,412,082			$18,790,000		$40,000,000

As of December 31, 2004 and 2003, the Company had $14.8 million and $14.7 million, respectively, of trust preferred securities, net of the fair value hedge mark to market adjustment of $150,000 and $303,000, respectively, outstanding classified as long term debt. The following is a brief description of each security:

On March 23, 2000, the Company’s wholly owned subsidiary, Community (CA) Capital Trust I, a Delaware business trust, issued $10.0 million of 11.0% Fixed Rate Capital Trust Pass-through Securities (“TRUPS-Registered Trademark”), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. The Company entered into an interest rate swap agreement on December 16, 2002 in order to hedge the interest payments on the long term debt (see note 10). At December 31, 2004 the $10.0 million is included in long term debt on the books of the Company. Prior to the issuance of FIN No. 46R, the wholly-owned grantor trusts were considered consolidated subsidiaries of the Company; the $10.0 million of preferred securities as of December 31, 2002 were included in the consolidated balance sheet, under the caption “Trust preferred securities.”

On September 17, 2003, the Company’s wholly owned subsidiary, Community (CA) Statutory Capital Trust II, a Connecticut business trust, issued $5.0 million of Floating Rate Capital Trust Pass-through Securities, with a liquidation value of $1,000 per share. The securities, which mature in 2033, are callable at par after five years and pay cash distributions at a per annum rate and reset quarterly at the three month LIBOR plus 2.95%. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $4.9 million from the Trust upon issuance of the junior subordinated debentures, of which $4.75 million was contributed to the Bank to increase its capital. At December 31, 2004 the $5.0 million is included in long term debt on the books of the Company.

With the adoption of FIN No. 46R, the Company deconsolidated the two grantor trusts. As a result, the junior subordinated debentures issued by the Company to the grantor trusts, totaling $14.8 million and $14.7 million, are reflected in the consolidated balance sheet in the liabilities section at December 31, 2004 and 2003, respectively, under the caption “long term debt.” Prior years have been reclassified to conform to the current year presentation.

The Company has obtained a line of credit with a lender which provides up to $2,000,000 through December 28, 2007 bearing interest at the prime rate plus 0.75%, with a floor of 7.50%, as defined in the agreement. The line of credit was obtained to increase capital at the Bank. During 2003, the average balance outstanding on the line was $1.2 million with an average cost of 7.75%. The highest balance outstanding during 2003 was $2.0 million. The line of credit was paid in full in August 2003. There was no additional activity in 2004.

The Company also has an open ended line of credit with the Federal Home Loan Bank of San Francisco (the “FHLB”), which provides up to $68.4 million as of December 31, 2004. Interest rates vary based upon the term of the borrowing at the time of the advance. The line of credit was obtained to maintain liquidity at the Bank. Interest is payable on a monthly basis, and the effective rate at December 31, 2004 was 2.21%. The outstanding balance was $3.8 million as of December 31, 2004, and the average balance of the advances for the year ended December 31, 2004 was $13.0 million. The weighted average interest rate was 1.33% for the year ended December 31, 2004. The line of credit requires that collateral in the form of loans or securities be pledged as security for the loan. As of December 31, 2004, loans with a principal balance of $105.1 million and a mortgage backed security with a principal balance of $4.9 million were pledged to the FHLB as collateral for the line. In addition to the collateral requirement, the Company is required to purchase FHLB stock. The Company had $2.2 million in FHLB stock as of December 31, 2004.

The Company maintains a line of credit with another correspondent bank which provides up to $10.0 million through June 30, 2005 bearing a variable interest rate as established by the lender on a daily basis. The line of credit was obtained to provide additional liquidity on a short term basis to the Bank. Interest is payable on a daily basis, and the principal is callable at any time by the lender. The line was not used in 2004. Under these agreements, there were no borrowings outstanding at December 31, 2004 and maximum outstanding balance during the year ended December 31, 2004 was $0 million. The line of credit is unsecured.

During 2004, the Company obtained an open ended line of credit with another correspondent bank which provides up to $5.0 million bearing a variable interest rate as established by the lender on a daily basis. The line of credit was obtained to provide additional liquidity on a short term basis to the Bank. Interest is payable on a daily basis, and the principal is callable at any time by the lender. The line was not used in 2004. Under these agreements, there were no borrowings outstanding at December 31, 2004 and maximum outstanding balance during the year ended December 31, 2004 was $0 million. The line of credit is unsecured.

The following table reflects the contractual maturities of borrowings as of December 31, 2004:

Year ending December 31,	(dollars in thousands)
2005	$1,000
2006	1,290
2007	1,250
2008	—
2009	250
Thereafter	14,850

Total	$18,640

10. Derivatives and Hedging Activity:

In 2002, the Company entered into an interest rate swap agreement to effectively convert the 11% fixed rate interest payments on the $10.0 million long term debt issued by Trust I to variable payments, based upon six-month LIBOR as a goal to reduce (shorten) the duration of the trust preferred securities from over 20 years to six months. The reduction of the duration will more effectively match the repricing characteristics of the Bank’s assets. The majority of the Bank’s loans are adjustable rate loans tied to the prime index. The interest rate swap agreement was classified as a fair value hedge of the long term debt, and consequently, the unrealized gains and losses resulting from changes in value of the interest rate swap and the hedged trust preferred securities are recorded though income. As the hedging relationship met the conditions provided for in SFAS No. 133, the Company assumes no ineffectiveness in the hedging relationship. At December 31, 2004, the interest rate swap received a fixed rate of 11.0% and paid a variable rate, based upon six-month LIBOR plus spread, of 7.54%, with a notional value of $10.0 million and a fair value, based on broker quoted price, resulting in an unrealized loss of approximately $150,000. The swap will mature in March 2030.

11. Fair Value of Financial Instruments:

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

The fair value of fixed rate loans and non-performing or adversely classified adjustable rate loans are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The discount rates used are the Bank’s current offer rates for comparable instruments with similar terms.

The fair value of performing adjustable rate loans which reprice in one month or less is estimated to be the carrying value. These loans reprice frequently at market rates and the credit risk is not considered to be greater than normal. The fair value of performing adjustable rate loans which reprice in one month or more are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans.

The fair value of loans held for sale is determined based on quoted secondary market quotes.

Interest-only strips: The fair value of interest-only strips has been determined by discounted cash flow methods, using market discount rates and prepayment factors.

Affordable Housing Investments: The fair value of the affordable housing investments is the original cost of the investments which is being amortized on a level-yield method over the life of the related tax credits.

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

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2004 and 2003, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

The fair values of the Company’s financial instruments as of December 31, 2004 and 2003 are as follows:

	2004			2003
	(dollars in thousands)
	Carrying Amount		Fair Value Estimates	Carrying Amount		Fair Value Estimates
Financial Assets:
Cash and cash equivalents	$14,842		$14,842	$17,940		$17,940
Interest bearing deposits in financial institutions	1,825		1,825	—		—
Federal funds sold	9,565		9,565	17,925		17,925
Investments held-to-maturity	4,198		4,251	7,697		7,807
Investments available for sale	26,562		26,562	15,921		15,921
Federal Reserve Bank and Federal Home Loan Bank stock	3,388		3,388	1,999		1,999
Loans held for investment	430,424		430,770	325,092		325,278
Loans held for sale	101,588		105,635	69,120		71,931
Affordable housing investments	2,579		2,579	1,489		1,489
Interest-only strips	1,749		1,749	865		865

Financial Liabilities:
Deposits	549,766		549,458	393,126		393,025
Short term borrowing	1,000		1,000	25,000		25,000
Long term debt	17,640		17,640	14,697		14,697

	Notional/Contractual Amount			Notional/Contractual Amount
Off-Balance Sheet Financial Instruments:
Commitments to extend credit on new loans	$13,904		$—	$37,470		$—
Commitments to extend credit on construction and other loans	146,958		—	100,014		—
Standby letters of credit	2,117		32	1,512		23
Interest rate swap	10,000	*	(150)	10,000	*	(303)

*	Notional Value

12. Income Taxes:

The components of income tax provision (benefit) for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(dollars in thousands)
Current:
Federal	$5,190	$4,143	$1,898
State	1,723	1,263	700

	6,913	5,406	2,598

Deferred:
Federal	(1,400)	(1,414)	(325)
State	(517)	(397)	(140)

	(1,917)	(1,811)	(465)

	$4,996	$3,595	$2,133

A reconciliation of the difference between the expected federal statutory income tax provision (benefit) and the actual income tax provision (benefit) for the three years ended December 31, 2004, 2003 and 2002 is shown in the following table:

	2004	2003	2002
	(dollars in thousands)
Computed “expected” federal income taxes	$4,576	$3,322	$1,799
State income taxes, net of federal income tax benefit	941	563	364
Affordable housing tax credits	(430)	(261)	(4)
Other, net	(91)	(29)	(26)

	$4,996	$3,595	$2,133

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
	(dollars in thousands)
Deferred tax assets:

Loan loss allowance, due to differences in computation of bad debts	$2,825	$2,176
Non-accrual interest recognized as income for taxes but not for books	120	71
Unrealized gains on loans held for sale	1,666	1,407
Accrued compensation expenses	287	275
Loan servicing asset	—	20
Unrealized loss on available for sale securities	66	53
State taxes	562	217
Deferred loan costs	424	—
Deferred rent	104	—
Fair value adjustments on Cuyamaca acquired assets and liabilities	312	—
Other accrued expenses	—	11

	6,366	4,230

Deferred tax liabilities:

Depreciable assets	(307)	(268)
Deferred loan fees	—	(275)
Other liabilities	(131)	(118)

	(438)	(661)

Deferred tax asset, net	$5,928	$3,569

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 31, 2004 and 2003, income taxes payable totaled approximately $319,000 and $146,000, respectively, and is included in accrued expenses and other liabilities.

13. Dividends:

In November 2002, the Board of Directors declared a 5% stock dividend to shareholders of record on November 15, 2002. There were no stock dividends declared in 2003 or 2004. All share and per share amounts have been restated to reflect retroactively the stock dividends.

On February 26, 2004, the Board of Directors declared a cash dividend of $0.05 per share to stockholders of record on March 15, 2004 payable on or about March 31, 2004. On May 25, 2004, the Board of Directors declared a cash dividend of $0.05 per share to stockholders of record on June 15, 2004 payable on or about June 30, 2004. On September 1, 2004, the Board of Directors declared a cash dividend of $0.05 per share to stockholders of record on September 15, 2004 payable on or about September 30, 2004. On December 1, 2004, the Board of Directors declared a cash dividend of $0.05 per share to stockholders of record on December 15, 2004 payable on December 31, 2004. There were no cash dividends declared in 2003 or 2002.

On February 1, 2005, the Board of Directors declared a cash dividend of $0.10 per share to stockholders of record on March 15, 2005 payable on March 31, 2005.

14. Stock Option Plans:

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

As of December 31, 2004, there were no additional shares available for grant under the 1985 Plan. There were no stock options granted under the 1985 Plan during 2004, 2003 or 2002.

At the shareholders’ meeting held on May 27, 1998, the shareholders approved an amendment to the 1993 Plan increasing the maximum number of shares under the plan to 848,727 from the 272,760 share maximum then outstanding (after adjusting for the stock dividends).

As of December 31, 2004 there were no shares available for grant under the 1993 Plan. There were no stock options granted under the 1993 Plan during 2004. The per share weighted-average fair values of stock options granted under the 1993 Plan during 2003 and 2002 were $3.32 and $2.79, respectively, on the date of the grant, using a Black-Scholes option pricing model with the following weighted-average assumptions: 2003 – no expected dividend yield, risk-free interest rate of 1.52%, expected life of 5.0 years, and volatility of 41%; 2002 – no expected dividend yield, risk free interest rate of 1.69%, expected life of 5.0 years and a volatility of 41%.

At the shareholders’ meeting held on May 28, 2003, the shareholders approved the 2003 Plan, which authorized 125,000 stock options to become available for grant. At the shareholders’ special meeting held on September 22, 2004, the shareholders approved an amendment to the 2003 Plan increasing the authorized stock options available for grant from 125,000 to 625,000. As of December 31, 2004 there were 329,054 shares available for grant under the 2003 Plan. The per share weighted-average fair values of stock options granted under the 2003 Plan during 2004 and 2003 were $6.04 and $5.76, respectively, on the date of the grant, using a Black-Scholes option pricing model with the following weighted-average assumptions: 2004 – expected dividend yield of 1.56%, risk-free interest rate of 3.59%, expected life of 5.0 years, and volatility of 45.59%; 2003 – no expected dividend yield, risk-free interest rate of 1.04%, expected life of 5.0 years, and volatility of 35%.

Stock option activity for the periods indicated is as follows:

	1985 Plan		1993 Plan		2003 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance - January 1, 2002	1,276	$6.76	691,662	$5.94	—	$—
Granted	—	—	24,260	7.37	—	—
Exercised	—	—	(65,473)	3.89	—	—
Expired	—	—	(15,717)	5.36	—	—

Balance - December 31, 2002	1,276	6.76	634,732	6.22	—	—
Granted	—	—	10,100	8.83	84,600	18.29
Exercised	(1,276)	6.76	(96,359)	4.51	—	—
Expired	—	—	(10,483)	7.23	—	—

Balance - December 31, 2003	—	—	537,990	6.55	84,600	18.29
Granted	—	—	—	—	220,846	15.54
Exercised	—	—	(69,205)	6.10	(49,639)	10.39
Expired	—	—	(1,453)	7.40	(9,500)	19.22

Balance - December 31, 2004	—	$—	467,332	$6.61	246,307	$17.38

The following table summarizes information concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price
$4.11 - $6.47	176,481	3.95	$5.47	165,534	$5.50
6.48 - 7.23	86,522	4.63	6.74	76,153	6.69
7.35 - 7.35	206,024	3.21	7.35	206,024	7.35
7.57 - 19.80	187,712	8.17	14.96	125,168	13.71
23.65 - 28.52	56,900	9.74	26.38	—	—

4.11 - 28.52	713,639	5.39	10.33	572,879	8.12

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$4.11 - $6.07	124,667	4.87	$4.84	82,835	$4.65
6.10 - 6.52	127,091	4.82	6.43	119,725	6.43
6.67 - 7.26	45,536	6.48	7.00	24,538	6.94
7.35 - 7.35	221,298	4.21	7.35	221,298	7.35
7.57 - 19.80	103,998	9.61	16.41	12,793	11.60

4.11 - 19.80	622,590	5.54	8.15	461,189	6.72

15. Rental Commitments:

As of December 31, 2004 aggregate minimum rental commitments for certain real property under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

	Gross Rental Commitments	Sub-lease Income	Net Rental Commitments
	(dollars in thousands)
2005	$1,415	$66	$1,349
2006	1,413	68	1,345
2007	1,237	29	1,208
2008	1,129	—	1,129
2009	1,038	—	1,038
Thereafter	3,843	—	3,843

Total	$10,075	$163	$9,912

Total rental expense was $1.3 million, $875,000 and $862,000 in 2004, 2003 and 2002, respectively. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

16. Commitments and Contingencies:

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

Commitments to extend credit amounting to $13.9 million and $37.5 million were outstanding at December 31, 2004 and 2003, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has undisbursed portions of construction loans totaling $147.0 million and $100.0 million as of December 31, 2004 and 2003, respectively. These commitments are agreements to lend to a customer subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $2.1 million and $1.5 million were outstanding at December 31, 2004 and 2003, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of December 31, 2004 and 2003, the Company had non-mandatory commitments to sell loans of $2.1 million and none, respectively.

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

In the event that a 7a Loan goes into default within 270 days of its sale, or prepays within 90 days, the Company is required to repurchase the loan and refund the premium to the purchaser. During the three year period ended December 31, 2004, the Company has not repurchased any loans that defaulted within the first 270 days, and has had only 2 loans prepay within the first 90 days. A reserve has not been deemed necessary as the likelihood of a refund is considered remote.

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

The Company has invested in low income housing projects which provide the Company income tax credits. The investments call for capital contributions up to an amount specified in the partnership agreements. As of December 31, 2004 and 2003, the Company had commitments to contribute capital totaling $3.1 million and $1.4 million, respectively.

17. Employee Benefit Plans:

The Company’s employee savings and retirement plan (the “401k Plan”) is for the benefit of substantially all employees. Contributions to the 401k Plan by the Company are at the discretion of the Board of Directors and are subject to certain limitations described in the plan. The Company made contributions to the 401k Plan of $208,000, $170,000 and $196,000 in 2004, 2003 and 2002, respectively. Company employees are able to choose Company stock as an investment option. Also, employees have the option of taking the Company contributions to this 401k Plan, if any, in Company stock purchased in the open market rather than in cash.

In July 1997, the Company established the Employee Stock Ownership Plan (the “ESOP”) for substantially all employees. The ESOP authorized the Trust to purchase shares of the Company’s common stock in the open market or in privately negotiated transactions from time to time. In July 1997, the ESOP entered into a line of credit borrowing agreement in the amount of $1,200,000 with another bank in order to fund the ESOP. The loan was refinanced in March of 2000, returning the available line to the original $1,200,000. During 1998, the ESOP made open market purchases of 24,559 shares at an average cost of $7.36 per share. During 2000, the Company made open market purchases of 60,699 shares at an average cost of $5.28 per share. During 2001, the ESOP made open market purchase of 6,505 shares at an average price of $6.77 per share. There were no purchases of stock by the ESOP during 1999, 2002, 2003 and 2004. All amounts have been adjusted for stock dividends. The line of credit was paid off in February 2002 (see note 9). The Company absorbs the administrative costs of this program, which totaled approximately none, $20,000 and $8,000 in 2004, 2003 and 2002, respectively. No further expenses are expected to be incurred for the ESOP.

On September 30, 2001 and on December 31, 2000, the Board of Directors allocated 23,731 and 29,701, respectively, shares to the ESOP for distribution to the participants (adjusted for stock dividends).

According to the terms of the ESOP, contributions to the ESOP from the Company’s net income were determined at the Company’s discretion. During 2004, 2003 and 2002, the Company repaid no principal and the interest expense on the outstanding loan totaled none, none and $5,000, respectively.

As of December 31, 2004 and 2003 there was no indebtedness of the ESOP. Dividends paid on ESOP shares are recorded as reductions in retained earnings in the balance sheets. The number of average shares outstanding used in the computation of earnings per share is reduced by the average unallocated ESOP shares.

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

18. Restricted Cash Balances:

The Bank is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The reserves held at the Federal Reserve Bank as of December 31, 2004 and 2003 were approximately $7.3 million and $5.0 million, respectively. The Company has no restricted cash as of December 31, 2004 and 2003.

19. Regulatory Matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004 and 2003, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2004 and 2003.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital (to risk weighted assets)	$65,935	11.19%	$47,120	8.00%	$58,900	10.00%
Tier 1 capital (to risk weighted assets)	58,569	9.94	23,560	4.00	35,340	6.00
Tier 1 capital (to average assets)	58,569	9.30	25,200	4.00	31,500	5.00

As of December 31, 2003
Total capital (to risk weighted assets)	55,520	13.39	33,170	8.00	41,463	10.00
Tier 1 capital (to risk weighted assets)	50,334	12.14	16,585	4.00	24,878	6.00
Tier 1 capital (to average assets)	50,334	10.90	18,468	4.00	23,085	5.00

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

The Company’s actual capital amounts and ratios are presented in the table as of December 31, 2004 and 2003. There are no prompt corrective action thresholds at the holding company.

	Actual		For capital adequacy purposes
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total capital (to risk weighted assets)	$67,604	11.47%	$47,158	8.00%
Tier 1 capital (to risk weighted assets)	60,231	10.22	23,579	4.00
Tier 1 capital (to average assets)	60,231	9.48	25,404	4.00

As of December 31, 2003
Total capital (to risk weighted assets)	57,011	13.77	33,131	8.00
Tier 1 capital (to risk weighted assets)	49,204	11.88	16,966	4.00
Tier 1 capital (to average assets)	49,204	10.67	18,440	4.00

20. Net Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”):

	Income (numerator)	Shares (denominator)	Per Share Amounts
	(dollars in thousands, except per share data)
Basic 2004 EPS
Net income available to common shareholders	$8,366	4,571	$1.83
Effect of dilutive stock options	—	314	(0.12)

Diluted 2004 EPS	$8,366	4,885	$1.71

Basic 2003 EPS
Net income available to common shareholders	$5,896	3,900	$1.51
Effect of dilutive stock options	—	245	(0.09)

Diluted 2003 EPS	$5,896	4,145	$1.42

Basic 2002 EPS
Net income available to common shareholders	$3,006	3,491	$0.86
Effect of dilutive stock options	—	108	(0.02)

Diluted 2002 EPS	$3,006	3,599	$0.84

There were no anti-dilutive securities in any of the three years presented.

21. Quarterly Results of Operations (Unaudited):

	Quarters Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(dollars in thousands, except per share data)
Interest income	$10,193	$7,807	$7,460	$7,171
Interest expense	1,704	1,393	1,269	1,298

Net interest income	8,489	6,414	6,191	5,873
Provision for loan losses	338	325	285	228

Net interest income after provision for loan losses	8,151	6,089	5,906	5,645
Other operating income	2,743	2,533	2,526	1,858
Other operating expenses	6,982	5,336	5,255	4,516

Income before income tax provision	3,912	3,286	3,177	2,987
Income tax provision	1,423	1,256	1,200	1,117

Net income	$2,489	$2,030	$1,977	$1,870

Earnings per share:
Basic	$0.49	$0.46	$0.45	$0.43

Fully diluted	$0.46	$0.43	$0.42	$0.40

	Quarters Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(dollars in thousands, except per share data)
Interest income	$7,032	$6,703	$6,636	$6,415
Interest expense	1,318	1,446	1,634	1,772

Net interest income	5,714	5,257	5,002	4,643
Provision for loan losses	444	474	340	381

Net interest income after provision for loan losses	5,270	4,783	4,662	4,262
Other operating income	2,114	2,011	1,784	1,782
Other operating expenses	4,452	4,368	4,225	4,132

Income before income tax provision	2,932	2,426	2,221	1,912
Income tax provision	1,030	919	858	788

Net income	$1,902	$1,507	$1,363	$1,124

Earnings per share:
Basic	$0.44	$0.37	$0.38	$0.32

Fully diluted	$0.41	$0.35	$0.36	$0.30

22. Segment Information

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company segregates its operations into two primary segments: Banking Division and SBA 7a Division. The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each segment.

	2004
	Banking Division	SBA 7a Division	Total
	(dollars in thousands)
Interest income	$27,344	$5,287	$32,631
Interest expense	4,543	1,121	5,664

Net interest income	22,801	4,166	26,967
Provision for loan losses	776	400	1,176

Net interest income after provision for loan losses	22,025	3,766	25,791

Other operating income	3,348	6,312	9,660
Other operating expenses	18,482	3,607	22,089

Income before income tax provision	6,891	6,471	13,362
Income tax provision	2,311	2,685	4,996

Net income	$4,580	$3,786	$8,366

Assets employed at year end	$536,152	$105,454	$641,606

	2003
	Banking Division	SBA 7a Division	Total
	(dollars in thousands)
Interest income	$22,868	$3,918	$26,786
Interest expense	5,636	534	6,170

Net interest income	17,232	3,384	20,616
Provision for loan losses	1,185	454	1,639

Net interest income after provision for loan losses	16,047	2,930	18,977

Other operating income	2,709	4,982	7,691
Other operating expenses	14,174	3,003	17,177

Income before income tax provision	4,582	4,909	9,491
Income tax provision	1,582	2,013	3,595

Net income	$3,000	$2,896	$5,896

Assets employed at year end	$402,992	$73,706	$476,698

	2002
	Banking Division	SBA 7a Division	Total
	(dollars in thousands)
Interest income	$18,298	$6,517	$24,815
Interest expense	5,699	2,996	8,695

Net interest income	12,599	3,521	16,120
Provision for loan losses	962	599	1,561

Net interest income after provision for loan losses	11,637	2,922	14,559

Other operating income	1,529	4,972	6,501
Other operating expenses	11,934	3,987	15,921

Income before income tax provision	1,232	3,907	5,139
Income tax provision	508	1,625	2,133

Net income	$724	$2,282	$3,006

Assets employed at year end	$321,772	$93,926	$415,698

23. Parent Company Financial Information

The following presents unconsolidated financial information of the parent company only, Community Bancorp Inc. (Note 1) as of and for the years ended December 31:

Community Bancorp Inc. (Parent company only)

CONDENSED BALANCE SHEETS

As of December 31,	2004	2003
	(dollars in thousands)
ASSETS:
Cash	$875	$926
Interest bearing deposits in financial institutions	980	980
Accrued interest and other assets	129	153
Investment in subsidiaries	76,773	51,049

TOTAL ASSETS	$78,757	$53,108

LIABILITIES:
Accounts payable	$324	$865
Borrowings from subsidiaries	15,315	15,162

TOTAL LIABILITIES	15,639	16,027
TOTAL STOCKHOLDERS’ EQUITY	63,118	37,081

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,757	$53,108

Community Bancorp Inc. (Parent company only)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,	2004	2003	2002
	(dollars in thousands)
Interest income	$52	$53	$36
Interest expense	971	874	1,248
Other operating income	—	—	6
Other operating expenses	426	514	390
Equity in net income of subsidiaries	9,155	6,678	3,938

Income before income tax provision	7,810	5,343	2,342
Income tax benefit	556	553	664

NET INCOME	$8,366	$5,896	$3,006

Community Bancorp Inc. (Parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2004	2003	2002
	(dollars in thousands)
Cash flows from operating activities:
Net income	$8,366	$5,896	$3,006
Adjustments to reconcile net income to cash used in operating activities:
Unrealized (gain) loss on interest rate swap agreement	153	303	(4)
Unrealized hedging (gain) loss on long term debt	(153)	(303)	4
Decrease (increase) in accrued interest and other assets	177	(148)	5
Increase (decrease) in accounts payable and other liabilities	(543)	(253)	112
Equity in net income of subsidiaries	(9,155)	(6,678)	(3,938)

Net cash used in operating activities	(1,155)	(1,183)	(815)

Cash flows from investing activities:
Net change in interest bearing deposits at other financial institutions	—	170	(655)
Capital contributions to subsidiaries	—	(12,405)	(800)

Net cash used in investing activities	—	(12,235)	(1,455)

Cash flows from financing activities:
Net proceeds from other borrowings	—	5,154	1,000
Repayment of other borrowings	—	(2,000)	(813)
Cash dividends received from subsidiary	8,250	300	900
Proceeds from sale of unallocated ESOP shares	—	—	813
Cash dividends paid	(917)	—	(2)
Cash paid for merger	(7,464)
Net proceeds from issuance of common stock	—	10,068	—
Exercise of stock options	1,235	619	255

Net cash provided by financing activities	1,104	14,141	2,153

Net (decrease) increase in cash and cash equivalents	(51)	723	(117)
Cash and cash equivalents at beginning of year	926	203	320

Cash and cash equivalents at end of year	$875	$926	$203

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

        Community Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Community Bancorp Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Bancorp Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 11, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	During the quarter ended December 31, 2004, there have been no changes in the Company’s internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-K.

Additionally, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s report on internal control over financial reporting is set forth on page 95 in this Report. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent, registered public accounting firm, as stated in its report, which is set forth on page 96 in this Report.

Report of Management on Internal Control Over Financial Reporting

The management of Community Bancorp Inc (the Company) has the responsibility for the preparation, integrity and reliability of the consolidated financial statements and related financial information contained in this annual report. The scope of the assessment excluded the internal control environment of Cuyamaca Bank, N.A., which was acquired as of October 1, 2004, and whose financial statements reflect total assets and revenues constituting 14.3% and 4.3% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. While the acquisition was considered material to the Company, it did not result in a material change in our internal controls over financial reporting. The financial statements were prepared in accordance with generally accepted accounting principles and prevailing practices of the banking industry. Where amounts must be based on estimates and judgments, they represent the best estimates and judgments of management.

Management has established and is responsible for maintaining an adequate internal control structure designed to provide reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, safeguarding of assets against loss from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting. The internal control structure includes: a financial accounting environment; a comprehensive internal audit function; an independent audit committee of the Board of Directors; and extensive financial and operating policies and procedures. Management also recognizes its responsibility for fostering a strong ethical climate which is supported by a code of conduct, appropriate levels of management authority and responsibility, an effective corporate organizational structure and appropriate selection and training of personnel.

The Board of Directors, primarily through its audit committee, oversees the adequacy of the Company’s internal control structure. The audit committee, whose members are neither officers nor employees of the Company, meets periodically with management, internal auditors and internal credit examiners to review the functioning of each and to ensure that each is properly discharging its responsibilities. In addition, Deloitte & Touche LLP, an independent registered public accounting firm, was engaged to audit the Company’s financial statements and express an opinion as to the fairness of presentation of such financial statements. Deloitte & Touche LLP was also engaged to audit management’s assessment of the Company’s internal control over financial reporting. The report of Deloitte & Touche LLP follows this report.

Management recognizes that there are inherent limitations in the effectiveness of any internal control structure. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based upon the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, management believes that, as of December 31, 2004, the Company maintained effective control over financial reporting.

/s/ Michael J. Perdue	/s/ L. Bruce Mills, Jr.
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer
March 11, 2005	March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Bancorp Inc.

Escondido, California

We have audited management’s assessment, included in this December 31, 2004 Form 10-K at Item 9A under the heading “Report of Management on Internal Control Over Financial Reporting”, that Community Bancorp Inc. and subsidiaries (the “Company” maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Cuyamaca Bank, N.A., which was acquired on October 1, 2004 and whose financial statements reflect total assets and revenues constituting 14.3% and 4.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Cuyamaca Bank, N.A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 11, 2005

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

The Company has adopted a Code of Conduct which complies with the Code of Ethics requirements of the Securities and Exchange Commission. A copy of the Code of Conduct is posted on the Company’s website. The Company intends to disclose promptly any amendment to, or waiver from any provision of, the Code of Conduct applicable to senior financial officers, and any waiver from any provision of the Code of Conduct applicable to Directors, on its website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2004 relating to equity compensation of the Company pursuant to which grants of options to acquire shares may be granted from time to time:

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	713,639	$10.33	329,054

Equity compensation plans not approved by security holders	—	—	—

Total	713,639	$10.33	329,054

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report

	(1)	The following financial statements are incorporated by reference from Item 8 hereto:

		Consolidated balance sheets as of December 31, 2004 and 2003.	Page 54

		Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2004.	Page 55

		Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2004.	Page 56

		Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2004.	Page 57

		Notes to Consolidated Financial Statements.	Page 59

Independent Auditors’ Report

	(2)	Financial Statement Schedules

Not applicable.

(b)	Exhibits

	3.1	Certificate of Incorporation, as amended, of Community Bancorp Inc (a)

	3.1.1	Amendment to Certificate of Incorporation (h)

	3.2	Bylaws of Community Bancorp Inc. (a)

	4.1	Specimen Share Certificate for Common Stock (d)

	4.2	Stock Purchase Agreement (f)

	4.3	Registration Rights Agreement (f)

	10.2	1993 Stock Option Plan (b)

	10.3	Form of stock option agreement for use pursuant to 1993 Stock Option Plan (b)

	10.4	Head Office Extension Leases (d)

	10.5	Temecula Branch Office Lease (d)

	10.6	Vista Branch Lease (d)

	10.7	Fallbrook National Bank 401(k) Profit Sharing Plan (c)

	10.8	Director Indexed Fee Continuation Program (d)

	10.10	Employment Agreement with Gary M. Youmans (d)

	10.11	Employment Agreement with L. Bruce Mills, Jr. (d)

	10.12	Employment Agreement with Donald W. Murray (d)

	10.16	Lease on Corporate Headquarters in Escondido (g)

	10.17	Promissory note for Pacific Coast Banker’s Bank (g)

	10.18	2003 Stock Option Plan (i)

	10.19	Employment Agreement of Michael J. Perdue (i)

	10.20	Contract with FISERV SOLUTIONS INC (k)

	10.21	Employment Agreement with Richard M. Sanborn (l)

	10.22	Lease on Santee branch

10.23	Lease on La Mesa branch
10.24	Lease on Data Processing Center
14.1	Code of Conduct (j)
23.1	Consent of Deloitte & Touche LLP
31.1	Rule 13a-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certifications

(a)	Previously filed with the Company’s 10-QSB for the quarter ended June 30, 1999
(b)	Previously filed with the Company’s S-8 Registration Statement (333-88473)
(c)	Previously filed with the Company’s S-8 Registration Statement (333-88457)
(d)	Previously filed with the Company’s 10-KSB for the year ended December 31, 1999
(e)	Previously filed with the Company’s 10-KSB for the year ended December 31, 2000
(f)	Previously filed with the Company’s 8-K on August 2, 2001
(g)	Previously filed with the Company’s 10-K for the year ended December 31, 2001
(h)	Previously filed with the Company’s 10-K for the year ended December 31, 2002
(i)	Previously filed with the Company’s 10-Q for the quarter ended September 30, 2003
(j)	Previously filed with the Company’s 10-K for the year ended December 31, 2003
(k)	Previously filed with the Company’s 10-Q for the quarter ended March 31, 2004
(l)	Previously filed with the Company’s 10-Q for the quarter ended June 30, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP INC.

By:	/S/ Michael J. Perdue
MICHAEL J. PERDUE
President and Chief Executive Officer

Dated: March 11, 2005

By:	/S/ L. Bruce Mills, Jr.
L. BRUCE MILLS, JR.
Senior Vice President and Chief Financial Officer

Dated: March 11, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:

/S/ Gary W. Deems	Chairman of the Board	March 9, 2005
GARY W. DEEMS

/S/ Corey A. Seale	Vice Chairman	March 9, 2005
COREY A. SEALE

/S/ Mark N. Baker	Director	March 9, 2005
MARK N. BAKER

/S/ G. Bruce Dunn	Director	March 9, 2005
G. BRUCE DUNN

/S/ C. Granger Haugh	Director	March 9, 2005
C. GRANGER HAUGH

/S/ Robert H. S. Kirkpatrick	Director	March 9, 2005
ROBERT H.S. KIRKPATRICK

/S/ Philip D. Oberhansley	Director	March 9, 2005
PHILIP D. OBERHANSLEY

/S/ Thomas A. Page	Director	March 9, 2005
THOMAS A. PAGE

/S/ M. Faye Wilson	Director	March 9, 2005
M. FAYE WILSON

/S/ Michael J. Perdue	Director	March 9, 2005
MICHAEL J. PERDUE

/S/ Thomas E. Swanson	Director	March 9, 2005
THOMAS E. SWANSON

/S/ Gary M. Youmans	Director	March 9, 2005
GARY M. YOUMANS

EXHIBIT INDEX

Exhibit Number	Description
10.22	Lease on Santee branch

10.23	Lease on La Mesa branch

10.24	Lease on Data Processing Center

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications