Form 10-Q
period 2005-03-31
COMMUNITY BANCORP INC
filed 2005-05-10
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Check whether or not the Company is an accelerated filer as defined in Exchange Rule Act 12b-2. Yes ☒ No ☐

Number of shares of common stock outstanding as of March 31, 2005: 5,263,123

COMMUNITY BANCORP INC.

2005 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS:
Cash and cash equivalents	$19,370	$14,842
Interest bearing deposits in financial institutions	1,618	1,825
Federal funds sold	17,270	9,565
Investments:
Held-to-maturity at amortized cost; pledged $2,706 (2005) and $2,111 (2004), estimated fair value of $3,753 (2005) and $4,251 (2004)	3,737	4,198
Available-for-sale, at estimated fair value; pledged $11,831 (2005) and $12,750 (2004)	24,773	26,562
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	3,403	3,388
Loans held for investment	468,154	437,932
Less allowance for loan losses	(7,917)	(7,508)

Net loans held for investment	460,237	430,424
Loans held for sale	124,710	101,588
Premises and equipment, net	6,802	6,737
Other real estate owned and repossessed assets	1,631	—
Affordable housing investments	2,505	2,579
Accrued interest	2,335	2,086
Other assets	9,356	8,737
Income tax receivable	409	—
Deferred tax asset, net	5,528	5,928
Servicing assets, net	4,301	4,011
Interest-only strips, at fair value	1,992	1,749
Goodwill and other intangibles	18,286	17,387

Total assets	$708,263	$641,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing	$467,141	$438,995
Non-interest bearing	119,967	110,771

Total deposits	587,108	549,766
Short term borrowing	27,000	1,000
Long term debt	18,248	17,640
Accrued expenses and other liabilities	10,065	10,082

Total liabilities	642,421	578,488

Commitments and Contingencies (Note 15)
Stockholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding; 5,263,123 at March 31, 2005 and 5,162,725 at December 31, 2004	3,289	3,227
Additional paid-in capital	39,779	38,994
Accumulated other comprehensive loss, net of taxes of $149 (2005) and $66 (2004)	(210)	(73)
Retained earnings	22,984	20,970

Total stockholders’ equity	65,842	63,118

Total liabilities and stockholders’ equity	$708,263	$641,606

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

For the three months ended March 31,	2005	2004
	(unaudited)
Interest Income:
Interest on loans	$10,202	$6,868
Interest on fed funds sold	73	36
Interest on interest bearing deposits in financial institutions	8	1
Interest on other investments	351	266

Total interest income	10,634	7,171
Interest Expense:
Deposits	1,604	1,028
Short term borrowing	132	45
Long term debt	286	225

Total interest expense	2,022	1,298

Net interest income before provision for loan losses	8,612	5,873
Provision for loan losses	318	228

Net interest income after provision for loan losses	8,294	5,645
Other operating income:
Net gain on sale of loans	1,830	1,139
Loan servicing fees, net	224	198
Customer service charges	238	194
Other fee income	291	327

Total other operating income	2,583	1,858
Other operating expenses:
Salaries and employee benefits	3,730	2,463
Occupancy	545	358
Professional services	542	430
Depreciation and amortization	301	190
Data processing	225	181
Office expenses	210	163
Other expenses	1,136	731

Total other operating expenses	6,689	4,516

Income before income tax provision	4,188	2,987
Income tax provision	1,649	1,117

Net income	2,539	1,870
Other comprehensive income - unrealized gain / (loss) on available for sale securities, net of income tax (expense) benefit of $(83) and $91	(137)	129
Comprehensive income	$2,402	$1,999

Basic earnings per share	$0.49	$0.43

Diluted earnings per share	$0.46	$0.40

Average shares outstanding for basic earnings per share	5,227,333	4,370,088
Average shares outstanding for diluted earnings per share	5,542,680	4,660,655

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

For the three months ended March 31,	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income	$2,539	$1,870
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	301	190
Provision for loan losses	318	228
Net amortization of premiums on investment securities	117	18
Amortization of affordable housing investment	74	61
Amortization of core deposit intangibles	66	—
Net change in deferred loan origination costs and fees, discount on unguaranteed portion of loans retained, and allowance for loan loss	503	(28)
Gain on sale of loans	(1,820)	(1,028)
Deferred income tax benefit	(327)	—
Capitalization of interest-only strips	(319)	(122)
Amortization of interest-only strips	47	25
Change in unrealized (gain) loss on interest-only strips	29	(36)
Capitalization of servicing asset	(427)	(179)
Amortization of servicing asset	130	100
Change in valuation allowance for servicing asset	7	(4)
Loss on disposal of premises and equipment	5	—
Unrealized gain on interest rate swap agreement	(120)	(366)
Unrealized hedging loss on long term debt	120	366
Origination of loans held for sale	(42,855)	(23,560)
Proceeds from sale of loans held for sale	22,267	16,056
Increase in income tax receivable	(409)	—
Decrease in income tax payable	(319)	(146)
Increase in accrued interest and other assets	(868)	(274)
Decrease in accrued expenses and other liabilities	(343)	(27)

Net cash used in operating activities	(21,284)	(6,856)

Cash flows from investing activities:
Origination of loans held for investment	(80,249)	(60,179)
Proceeds from principal paid on loans held for investment	47,986	46,293
Net change in interest bearing deposits in financial institutions	207	(200)
Maturities of investments held-to-maturity	449	978
Maturities of available-for-sale investments	1,546	579
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(15)	(384)
Cash paid for acquisition of Cuyamaca Bank, N.A.	(60)	—
Proceeds from sale of OREO and repossessed assets	—	8
Increase in affordable housing investment	—	(7)
Purchases of premises and equipment	(371)	(268)
Net increase in fed funds sold	(7,705)	(7,460)

Net cash used in investing activities	(38,212)	(20,640)

See accompanying notes to consolidated financial statements	.(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

For the three months ended March 31,	2005	2004
	(unaudited)
Cash flows from financing activities:
Net increase in deposits:
Interest bearing	$28,146	$27,861
Non-interest bearing	9,196	8,065
Proceeds from exercise of stock options	682	59
Cash dividends paid	—	(218)
Net change in short term borrowings	26,000	(12,000)

Net cash provided by financing activities	64,024	23,767

Net (decrease) increase in cash and cash equivalents	4,528	(3,729)
Cash and cash equivalents at beginning of year	14,842	17,940

Cash and cash equivalents at end of year	$19,370	$14,211

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on time deposits	$1,359	$862
Interest on other borrowings	692	541

Total interest paid	$2,051	$1,403

Income Taxes	$1,200	$650

Supplemental disclosure of non-cash investing activities:
Debt aquired on other repossessed assets	$729	$—

Other repossessed assets acquired in foreclosure	$1,631

Loans held for investment transferred to held for sale	$—	$539

Tax benefit for options exercised	$164	$—

Purchase price adjustment on acquisition of Cuyamaca Bank, N.A.	$904	$—

Supplemental disclosure of non-cash financing activities:
Change in unrealized gain/(loss) on available-for sale securities, net of income tax (expense) benefit of $(83) and $91 recorded in Other Comprehensive Income	$(137)	$129

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

Note 1 Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiary Community National Bank (the “Bank”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions. We also have two unconsolidated subsidiaries, Community (CA) Capital Trust I (“Trust I”) and Community (CA) Capital Statutory Trust II (“Trust II”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2005, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2005 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the end of the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of loan servicing rights, interest only strips and the allowance for estimated loan losses

Certain prior year amounts, including segment information, have been reclassified to conform to the current period’s presentation.

Note 2 Merger-related Activity:

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

The Merger was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below. The Company made a purchase price adjustment of approximately $890,000 related to Core Deposit Intangibles during the three months ended March 31, 2005. The allocation of the purchase price will be modified over the next six months, as more information is obtained about the fair value of assets acquired and liabilities assumed.

(dollars in thousands, except per share data)
Purchase price
Cuyamaca Bank, N.A. common stock exchanged	650,387
Exchange ratio	1.0439

Total shares of the Company’s common stock exchanged	678,939
Fair value per share of the Company’s common stock (1)	$25.56

Total value of the Company’s common stock exchanged		$17,352
Cash paid for Cuyamaca Bank, N. A common stock		7,445
Direct acquisition costs		1,853

Total purchase price		$26,650

Allocation of the purchase price
Cuyamaca Bank, N. A. stockholder’s equity		$9,108
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Investments		2
Loans		(922)
Premises and equipment		65
Other assets and deferred income tax		(159)
Deposits		(126)
Other liabilities		286

Estimated fair value of net assets acquired		8,254

Estimated gross goodwill resulting from the Merger (2)		$18,396

(1)	The value of the shares of common stock exchanged with Cuyamaca Bank, N.A. stockholders was based upon the 20 day average closing price of the Company shares ending on September 24, 2004.

(2)	Includes $2.3 million allocated to core deposit intangibles. (See Footnote 6).

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the Merger taken place at January 1, 2004.

Unaudited Pro Forma Condensed Combined Financial Information

(dollars in thousands, except per share amounts	Three months ended March 31, 2004
Net interest income	$7,238
Other operating income	2,186
Provision for loan losses	278
Other operating expense	5,812

Income before income tax provision	3,334
Income tax provision	1,248

Net income	$2,086

Earnings per share:
Basic	$0.41

Fully diluted	$0.39

Average shares outstanding for basic earnings per share	5,049,027
Average shares outstanding for diluted earnings per share	5,339,594

Note 3 Stock Option Plans

At March 31, 2005, the Company had three stock option plans, which are described more fully in Note 14 in the Company’s 2004 Annual Report on Form 10-K. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months ended March 31:

For the three months ended March 31,	2005	2004
	(dollars in thousands, except per share amounts)
Net income, as reported	$2,539	$1,870
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(96)	(57)

Proforma net income	$2,443	$1,813

Basic income per share, as reported	$0.49	$0.43
Proforma basic income per share	$0.47	$0.41

Diluted income per share, as reported	$0.46	$0.40
Proforma diluted income per share	$0.44	$0.39

The per share weighted average fair value of stock options granted under the plans during the three months ended March 31, 2005 was $11.97 compared to $8.07 for the three months ended March 31, 2004. The fair value of the options were estimated at grant date using a Black-Scholes single option pricing model with the following weighted average assumptions: Three months ended March 31, 2005 - expected dividend yield of 1.50%, a weighted average risk free interest rate of 4.13%, an expected life of 5.0 years and a volatility of 44.83%; Three months ended March 31, 2004 - expected dividend yield of 1.14%, a weighted average risk free interest rate of 2.30%, an expected life of 5.0 years and a volatility of 48.25%.

Note 4 Loans and Related Allowance for Loan Losses:

A summary of loans is as follows:

	March 31, 2005			December 31, 2004
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Construction loans	$—	$86,094	$86,094	$—	$75,200	$75,200
Real estate one - to four-family	—	10,540	10,540	—	8,690	8,690
Real estate commercial	124,817	288,006	412,823	101,385	276,724	378,109
Consumer home equity lines of credit	—	8,991	8,991	—	8,027	8,027
Other consumer	—	9,486	9,486	—	9,473	9,473
Commercial	—	39,945	39,945	—	35,213	35,213
Aircraft	—	29,421	29,421	—	28,819	28,819

Total gross loans	124,817	472,483	597,300	101,385	442,146	543,531

Deferred loan origination costs (fees)	217	(1,956)	(1,739)	447	(2,052)	(1,605)
Discount on unguaranteed portion of SBA loans retained	(324)	(2,373)	(2,697)	(244)	(2,162)	(2,406)
Allowance for loan losses	—	(7,917)	(7,917)	—	(7,508)	(7,508)

Net loans	$124,710	$460,237	$584,947	$101,588	$430,424	$532,012

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

Note 5 Sales and Servicing of SBA 7a Loans:

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

If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. Unrealized losses or recoveries on the valuation on allowance on the servicing asset were not material during the three months ended March 31, 2005 and 2004. In estimating fair values at March 31, 2005, the Company utilized a weighted average prepayment assumption of approximately 8.84% and a discount rate of 10.00%. In estimating fair values at December 31, 2004, the Company utilized a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three months ended March 31, 2005 and 2004. At March 31, 2005, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.84% and a discount rate of 10.00%. At December 31, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

Note 6 Goodwill and Other Intangibles

The gross carrying value and accumulated amortization related to core deposit intangibles at December 31, 2004 are presented below:

	March 31, 2005
	Gross Carrying Value	Accumulated Amortization
	(dollars in thousands)
Core deposit intangibles	$2,275	$110

Total	$2,275	$110

As a result of the Merger, the Company recorded $2.3 million of core deposit intangibles. As of March 31, 2005, the amortization period for the core deposit intangibles was approximately 8.5 years. Amortization expense on core deposit intangibles was $66,000 for the three months ended March 31, 2005. The Company estimates that amortization expense will be $265,000 for 2005, 2006, 2007, 2008 and 2009.

Note 7 Income Taxes:

The components of income tax provision (benefit) for the three months ended March 31, 2005 and March 31, 2004 are as follows:

For the three months ended March 31,	2005	2004
	(dollars in thousands)
Current:
Federal	$915	$940
State	388	177

	1,303	1,117

Deferred:
Federal	457	—
State	(111)	—

	346	—

	$1,649	$1,117

A reconciliation of the difference between the expected federal statutory income tax provision (benefit) and the actual income tax provision (benefit) for the three months ended March 31, 2005 and 2004 is shown in the following table:

For the three months ended March 31,	2005	2004
	(dollars in thousands)
Computed “expected” federal income taxes	$1,424	$1,016
State income taxes, net of federal income tax benefit	295	210
Affordable housing tax credits	(89)	(107)
Other, net	19	(2)

	$1,649	$1,117

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2005 and December 31, 2004 are as follows:

	At March 31, 2005	At December 31, 2004
	(dollars in thousands)
Deferred tax assets:
Loan loss allowance, due to differences in computation of bad debts	$3,068	$2,825
Non-accrual interest recognized as income for taxes but not for books	123	120
Unrealized gains on loans held for sale	1,658	1,666
Accrued compensation expenses	309	287
Unrealized loss on available for sale securities	149	66
State taxes	607	562
Deferred loan costs	484	424
Deferred rent	115	104
Fair value adjustments on Cuyamaca acquired assets and liabilities	284	312

	6,797	6,366

Deferred tax liabilities:
Depreciable assets	(247)	(307)
Core deposit intangible	(891)	—
Other liabilities	(131)	(131)

	(1,269)	(438)

Deferred tax asset, net	$5,528	$5,928

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of March 31, 2005 income taxes receivable totaled approximately $409,000. As of December 31, 2004 income taxes payable totaled approximately $319,000 and is included in accrued expenses and other liabilities.

Note 8 Commitments and Contingencies:

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

Commitments to extend credit amounting to $19.5 million and $13.9 million were outstanding at March 31, 2005 and December 31, 2004, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has undisbursed portions of construction loans totaling $151.1 million and $147.0 million as of March 31, 2005 and December 31, 2004, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $2.0 million and $2.1 million were outstanding at March 31, 2005 and December 31, 2004, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of March 31, 2005 and December 31, 2004, the Company had non-mandatory commitments to sell loans of none and $2.1 million, respectively.

In December 2002, the Company entered into an interest rate swap agreement with a third party. The terms of the agreement include, amongst other things, a collateral requirement which would offset any credit risk between the Company and the third party. The collateral requirement is the greater of the mark-to-market value of the interest rate swap agreement or $945,000. As of March 31, 2005, the collateral requirement was $1.1 million. As of March 31, 2005 and December 31, 2004, the Company pledged one agency mortgage backed security classified as available for sale as collateral with a market value of $1.3 million and $1.4 million, respectively. The unrealized loss on the interest rate swap was ($210,000) and ($73,000) as of March 31, 2005 and December 31, 2004, respectively. The unrealized gains or losses on the interest rate swap are recorded as other assets or liabilities with the corresponding change in the amount of liability for the Trust Preferred Security. The change in unrealized gains or losses on the interest rate swap is offset by the corresponding changes in the unrealized gains or losses on the Trust Preferred Securities in the accompanying consolidated income statements.

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

Note 9 Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the three months ended March 31,
	2005			2004
	Income (numerator)	Shares (denominator)	Per Share Amounts	Income (numerator)	Shares (denominator)	Per Share Amounts
	(dollars in thousands, except per share data)			(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholders	$2,539	5,227	$0.49	$1,870	4,370	$0.43
Effect of dilutive stock options	—	316	(0.03)	—	291	(0.03)

Diluted EPS	$2,539	5,543	$0.46	$1,870	4,661	$0.40

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

	For the three months ended March 31,
	2005			2004
	Banking Division	SBA 7a Division	Total	Banking Division	SBA 7a Division	Total
	(dollars in thousands)			(dollars in thousands)
Interest income	$8,842	$1,792	$10,634	$6,051	$1,120	$7,171
Interest expense	1,491	531	2,022	981	317	1,298

Net interest income	7,351	1,261	8,612	5,070	803	5,873
Provision for loan losses	345	(27)	318	125	103	228

Net interest income after provision for loan losses	7,006	1,288	8,294	4,945	700	5,645

Other operating income	533	2,050	2,583	726	1,132	1,858
Other operating expenses	5,737	952	6,689	3,698	818	4,516

Income before income tax provision	1,802	2,386	4,188	1,973	1,014	2,987
Income tax provision	659	990	1,649	702	415	1,117

Net income	$1,143	$1,396	$2,539	$1,271	$599	$1,870

Assets employed at quarter end	$608,118	$100,145	$708,263	$419,664	$82,689	$502,353

Note 11 Recent Accounting Developments:

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

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which any entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will adopt SFAS No. 123(R) on January 1, 2006.

Note 12 Subsequent Events:

On April 21, 2005, the Company entered into a definitive agreement to acquire Rancho Bernardo Community Bank (OTCBB:RBCB), a commercial bank, with assets of approximately $113.8 million for an aggregate purchase price estimated at $33.2 million. Under the agreement, Rancho Bernardo will be merged with and into Community National Bank, the wholly-owned subsidiary of the Company. Shareholders of Rancho Bernardo will have the right to select cash, common stock of the Company or a combination in exchange for their shares of Rancho Bernardo. In aggregate, Community Bancorp will issue 600,000 shares and $10 million in cash. The agreement contains a collar which limits the amount of price risk on the downside or upside with the midpoint of the collar being a CMBC stock price of $31.00 per share. The consideration paid would equate to $30.10 per share at the midpoint of the collar, with a consideration mix of 65% stock and 35% cash. The transaction is expected to be closed in the third quarter of 2005.

Rancho Bernardo Community Bank, which was founded in 1997, operates a single banking office within their headquarters building in Rancho Bernardo located in north San Diego County. The acquisition is subject to, among other things, approval by bank regulators and shareholder approval of Rancho Bernardo Community Bank.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months ended March 31, 2005. This analysis should be read in conjunction with our 2004 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Community Bancorp Inc. on a consolidated basis.

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2004 Annual Report as filed on form 10-K, including in “Item 1. Business—Factors That May Affect Future Results of Operations.” When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

Our results for 2004 were materially impacted when we acquired all of the assets and assumed the liabilities of Cuyamaca Bank, N.A. (OTCBB:CUYA), a commercial bank, which on October 1, 2004 had total assets of $115.5 million, total loans of $88.8 million and total deposits of $102.0 million. Under the terms of the Merger Agreement, which became effective October 1, 2004, shareholders of Cuyamaca Bank common stock had the choice to receive cash, shares of Community or a combination up to a maximum of 70% of the total consideration being in Community shares. The transaction was valued at $26.6 million, or $25.56 per share, including the fair value of options outstanding (the exchange ratio for stock consideration is 1.0439 shares of Community common stock for each Cuyamaca share). The total consideration was paid in 678,939 of CMBC stock and $7.4 million in cash, in accordance with the provisions of the Merger Agreement. Our discussion and analysis of 2005 should be read from the standpoint of the impact of the Cuyamaca transaction on our financial condition and operating performance.

Return to Our Stockholders. Our return to our stockholders is measured in the form of return on average tangible equity (“ROTE”), which is total equity less goodwill, and the potential valuation of the stock price relative to our returns and earnings per share (“EPS”). Our ROTE was 21.29% for the three months ended March 31, 2005 compared to 19.43% for the three months ended March 31, 2004. The increase in ROTE is due to the increase in net income, partially offset by the increase in average equity outstanding as a result of the merger with Cuyamaca Bank in the fourth quarter of 2004. Our net income for the three months ended March 31, 2005 increased 35.8% to $2.5 million compared to $1.9 million for the three months ended March 31, 2004. Net income increased due to an increase in net interest income and non-interest income, partially offset by an increase in operating expenses. Basic EPS increased to $0.49 for the three months ended March 31, 2005 compared to $0.43 for the three months ended March 31, 2004. Diluted EPS increased to $0.46 for the three months ended March 31, 2005 compared to $0.40 for the three months ended March 31, 2004. The increase in EPS was due to the increase in net income, partially offset by the increase in average shares outstanding as a result of the merger with Cuyamaca Bank in the fourth quarter of 2004.

We also initiated a $0.05 per share quarterly cash dividend during the first quarter of 2004. In January 2005, we declared a $0.10 per share cash dividend, which was paid on March 31, 2005 to stockholders of record on March 15, 2005.

Return on Average Assets. Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the three months ended March 31, 2005 was 1.49% compared to 1.55% for the three months ended March 31, 2004. The decrease in ROA is due to our increase in average assets exceeding the increase in net income.

Development of Core Revenue Streams. Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth. As a result, our net interest income before provision for loan losses increased 46.6% to $8.6 million for the three months ended March 31, 2005 compared to $5.9 million for the three months ended March 31, 2004. Our net interest margin has also improved to 5.66% for the three months ended March 31, 2005 compared to 5.27% for the three months ended March 31, 2004.

We have also improved our non-interest income. Non-interest income for the three months ended March 31, 2005 was $2.6 million compared to $1.9 million for the three months ended March 31, 2004. Gain on sale of loans increased to $1.8 million for the three months ended March 31, 2005 compared to $1.1 million for the three months ended March 31, 2004.

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

Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future performance of a company. Non-performing loans totaled $3.9 million as of March 31, 2005 compared to $4.0 million as of December 31, 2004. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods. Non-performing loans as a percentage of gross loans decreased to 0.65% as of March 31, 2005 compared to 0.74% as of December 31, 2004. Net of government guarantees, non-performing loans totaled $1.0 million, or 0.17% of total loans as of March 31, 2005 compared to $2.1 million, or 0.39%, as of December 31, 2004. Non-performing assets were $5.5 million as of March 31, 2005 compared to $4.0 million as of December 31, 2004 due to the $1.6 million in real estate or other assets acquired through foreclosure during the three months ended March 31, 2005. Net of government guarantees, non-performing assets as a percent of total assets were 0.37% as of March 31, 2005 compared to 0.33% as of December 31, 2004.

Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROTE and ROA. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 10.4% during the first three months of 2005 from $641.6 million as of December 31, 2004 to $708.3 million as of March 31, 2005. Total gross loans increased 9.9% to $597.3 million as of March 31, 2005 compared to $543.5 million as of December 31, 2004. Total deposits increased 6.8% to $587.1 million as of March 31, 2005 compared to $549.8 million as of December 31, 2004. Total retail banking deposits increased 1.6% to $497.3 million as of March 31, 2005 compared to $489.2 million as of December 31, 2004.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) was 59.75% for the first three months of 2005 compared to 58.41% for the first three months of 2004. The increase in the efficiency ratio is due to the increase in operating expenses exceeding the increase in revenues. Net interest income before provision plus non-interest income increased 44.8% to $11.2 million for the three months ended March 31, 2005, while operating expenses increased 48.1% to $6.7 million for the same period as the result of the acquisition of Cuyamaca Bank and normal increases in operating expenses.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets and interest-only strips, the valuation of repossessed assets and the valuation of goodwill and other intangible assets. Actual results could differ from those estimates.

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

We periodically evaluate servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. Unrealized losses on servicing assets were not material during the three months ended March 31, 2005 and 2004. In estimating fair values at March 31, 2005, we utilized a weighted average prepayment assumption of approximately 8.84% and a discount rate of 10.00%. In estimating fair values at December 31, 2004, we utilized a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three months ended March 31, 2005 and 2004. At March 31, 2005, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.84% and a discount rate of 10.00%. At December 31, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

Changes in these assumptions and economic factors may result in increases or decreases in the valuation of our servicing assets and interest-only strips.

•	Real Estate Owned and Repossessed Assets. Real estate or other assets acquired through foreclosure, deed-in-lieu of foreclosure or repossession are initially recorded at the lower of cost or fair value less estimated costs to sell through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations.

•	Goodwill and Other Intangibles. Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the Goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including Goodwill. If the fair value of the reporting unit exceeds its carrying amount, Goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s Goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that Goodwill. An impairment loss is recorded to the extent that the carrying amount of Goodwill exceeds its implied fair value.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At March 31, 2005 and December 31, 2004, goodwill included on the Consolidated Balance Sheet consists of core deposit intangibles that are amortized using an estimated life of 8.5 years.

RESULTS OF OPERATIONS

Net Income

Net income increased to $2.5 million for the three months ended March 31, 2005 compared to $1.9 million for the three months ended March 31, 2004. Basic earnings per share were $0.49 and $0.43 for the three months ended March 31, 2005 and 2004, respectively. Diluted earnings per share were $0.46 and $0.40 for the three months ended March 31, 2005 and 2004, respectively. ROTE was 21.29% for the three months ended March 31, 2005 compared to 19.43% for the three months ended March 31, 2004. The ROA for the three months ended March 31, 2005 was 1.49% compared to 1.55% for the three months ended March 31, 2004.

The increase in net income and profitability for the three months ended March 31, 2005 was mainly due to the increases in net interest income and non-interest income, partially offset by an increase in non-interest expense, as a result of the acquisition of Cuyamaca Bank and increased loan production. Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Non-interest income increased primarily due to an increase in gain on sale of loans. Operating expenses increased primarily as a result of the Company’s expansion.

Net Interest Income

Net interest income is the most significant component of our income from operations. Net interest income is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities. Our loan portfolio experienced a 49 basis point increase in average yield primarily due to the impact of the prime rate increasing to 5.75% from 4.00% in the first quarter of 2004.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

For the three months ended March 31,	2005			2004
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
				(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$36,868	$359	3.95%	$26,313	$266	4.08%
Fed funds sold	11,715	73	2.53%	15,494	37	0.93%
Loans:
Commercial	39,630	647	6.62%	20,871	287	5.53%
Real Estate	481,994	8,726	7.34%	350,885	5,957	6.83%
Aircraft	29,380	488	6.74%	30,903	547	7.12%
Consumer	17,292	341	8.00%	4,022	77	7.70%

Total loans	568,296	10,202	7.28%	406,681	6,868	6.79%

Total earning assets	616,879	10,634	6.99%	448,488	7,171	6.43%
Non earning assets	63,062			34,296

Total average assets	$679,941			$482,784

Average liabilities and stockholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$184,468	254	0.56%	$113,203	143	0.51%
Time deposits	268,445	1,350	2.04%	220,248	885	1.62%

Total interest bearing deposits	452,913	1,604	1.44%	333,451	1,028	1.24%
Short term borrowing	20,820	132	2.57%	16,421	45	1.10%
Long term debt (1)	17,687	286	6.56%	14,866	225	6.09%

Total interest bearing liabilities	491,420	2,022	1.67%	364,738	1,298	1.43%
Demand deposits	114,090			73,100
Accrued expenses and other liabilities	9,300			6,458
Net shareholders equity	65,131			38,488

Total average liabilities stockholders equity	$679,941	$8,612		$482,784	$5,873

Net interest spread			5.32%			5.00%

Net interest margin			5.66%			5.27%

(1)	Long term debt shown net of the effect of the interest rate swap.

Interest income for the three months ended March 31, 2005 increased to $10.6 million compared to $7.2 million for the three months ended March 31, 2004. The increase was due to the 37.5% increase in the average balance of interest earning assets, combined with the increase in the yield on those assets. Average interest earning assets increased to $616.9 million for the three months ended March 31, 2005 compared to $448.5 million for the three months ended March 31, 2004. The yield on interest earning assets increased to 6.99% for the three months ended March 31, 2005 compared to 6.43% for the three months ended March 31, 2004. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $482.0 million with a yield of 7.34% for the three months ended March 31, 2005 compared to $350.9 million with a yield of 6.83% for the three months ended March 31, 2004.

        Interest expense for the three months ended March 31, 2005 increased to $2.0 million compared to $1.3 million for the three months ended March 31, 2004. This increase was due to the increase in average interest bearing liabilities and increased short term borrowing, combined with the increase in the cost of those liabilities. Average interest-bearing liabilities increased to $491.4 million for the three months ended March 31, 2005 compared to $364.7 million for the three months ended March 31, 2004. Average time deposits, the largest component of interest bearing liabilities, increased to $268.4 million with a cost of 2.04% for the three months ended March 31, 2005 compared to $220.2 million with a cost of 1.62% for the three months ended March 31, 2004.

Other average borrowings increased to $38.5 million with a cost of 4.40% for the three months ended March 31, 2005 compared to $31.3 million with a cost of 3.47% for the three months ended March 31, 2004.

Average demand deposits increased 56.1% from an average $73.1 million for the three months ended March 31, 2004 to $114.1 million for the three months ended March 31, 2005. The cost of deposits, including demand deposits and interest bearing deposits, increased to 1.15% for the three months ended March 31, 2005 compared to 1.02% for the three months ended March 31, 2004. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 60.3% to $298.6 million for the three months ended March 31, 2005 compared to $186.3 million for the three months ended March 31, 2004. The cost of funds, including interest bearing liabilities and demand deposits, increased 16 basis points to 1.35% for the three months ended March 31, 2005 compared to 1.19% for the three months ended March 31, 2004.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended March 31, 2005 was $8.6 million compared to $5.9 million for the three months ended March 31, 2004. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $616.9 million for the three months ended March 31, 2005 with a net interest margin of 5.66% compared to $448.5 million with a net interest margin of 5.27% for the three months ended March 31, 2004.

For the three months ended March 31, 2005, the increase in the net interest margin was primarily due to the increase in interest rates. For a discussion of the repricing of our assets and liabilities, see “Item 3 Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Estimated Loan Losses

The provision for estimated loan losses was $318,000 for the three months ended March 31, 2005 compared to $228,000 for the three months ended March 31, 2004. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $2.6 million for the three months ended March 31, 2005 compared to $1.9 million for the three months ended March 31, 2004. The increase in other operating income for the three months ended March 31, 2005 was primarily due to an increase in gain on sale of loans. For a further discussion of gain on sale of loans and loan servicing fees, see “SBA 7a Division” in this section. For a further discussion of customer service charges and other fee income, see “Banking Division” in this section.

Operating Expenses

Operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of operating expenses. Operating expenses increased to $6.7 million for the three months ended March 31, 2005 compared to $4.5 million for the three months ended March 31, 2004.

The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus non-interest income, excluding gains or losses on repossessed assets, was 59.75% for the quarter ended March 31, 2005 compared to 58.41% for the quarter ended March 31, 2004. The increase in operating expense was due to significant growth and expansion, including the acquisition of Cuyamaca Bank, with four banking offices, and the addition of a new banking office in Murrieta, CA, increases in incentives as a result of higher loan production and increases in professional fees for the compliance with Section 404 of the Sarbanes-Oxley Act.

Salaries and employee benefits increased to $3.7 million for the quarter ended March 31, 2005 compared to $2.5 million for the quarter ended March 31, 2004. The increase in salaries and employee benefits for the three month period ended March 31, 2005 can be attributed to the addition of five branches, including four acquired in the Cuyamaca Bank merger, normal cost increases for salaries and benefits plus increased incentive based compensation due to increased loan and deposit production and profitability. Incentive based compensation (based on loan production, deposit generation and profitability), not including tax related expense, totaled $1.0 million for the quarter ended March 31, 2005 compared to $612,000 for the quarter ended March 31, 2004.

Occupancy expense increased to $545,000 for the quarter ended March 31, 2005 compared to $358,000 for the quarter ended March 31, 2004. The increase in occupancy expense for the three months ended March 31, 2005 was due to normal increases in rent, the acquisition of Cuyamaca Bank, N.A. and the addition of a de novo branch in Murrietta, CA.

Professional services, including legal, accounting, regulatory and consulting, increased to $542,000 for the quarter ended March 31, 2005 compared to $430,000 for the quarter ended March 31, 2004. The increase in professional services for the three months ended March 31, 2005 was due to the normal increases in fees and the compliance with Section 404 of the Sarbanes-Oxley Act.

Depreciation and amortization expense increased to $301,000 for the quarter ended March 31, 2005 compared to $190,000 for the quarter ended March 31, 2004. The increase in depreciation and amortization expense for the three months ended March 31, 2005 was due to the increase in the amount of premises and equipment, which increased from an average $3.6 million during the three months of 2004 to $6.8 million for the first three months of 2005 as a result of the acquisition of Cuyamaca Bank and the increase in depreciation of premises and equipment from normal additions.

Data processing expense increased to $225,000 for the quarter ended March 31, 2005 compared to $181,000 for the quarter ended March 31, 2004. Data processing expense for the three months ended March 31, 2005 increased due to the increase in both deposits and loans as well as normal cost increases.

Office expenses were $210,000 quarter ended March 31, 2005 compared to $163,000 for the quarter ended March 31, 2004.

Increases in other operating expenses are due to the expansion of our operations, including the acquisition of Cuyamaca Bank and the addition of a de novo branch in Murrieta, Ca. Other expenses increased to $1.1 million for the quarter ended March 31, 2005 compared to $731,000 for the quarter ended March 31, 2004.

Provision for Income Taxes

The effective income tax rate was 39.4% for the three months ended March 31, 2005 compared to 37.4% for the three months ended March 31, 2004. The effective tax rate increase in the three months ended March 31, 2005 was relative to the increase in pretax income combined with a decrease in income tax credits. Provisions for income taxes totaled $1.6 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively.

Divisions of the Company

In order to better present and monitor our performance, we have separated the Bank into two distinct divisions, Banking and SBA. The separation of income and expenses, as well as assets and liabilities allows us and investors to better understand our performance.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the quarter ended March 31, 2005, the Banking Division had a pre-tax profit of $1.8 million, with net interest income of $7.4 million, other operating income of $533,000, and other operating expenses of $5.7 million. Total assets of the Banking Division increased to $608.1 million at March 31, 2005 due to the strong loan growth.

Customer service charges increased to $238,000 for the three months ended March 31, 2005 compared to $194,000 for the three months ended March 31, 2004 due to an increase in transaction accounts.

Other fee income decreased to $291,000 for the three months ended March 31, 2005 compared to $327,000 for the three months ended March 31, 2004. The decrease in other fee income for the three ended March 31, 2005 is a result of a decrease in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Other operating expenses were $5.7 million for the three months ended March 31, 2005 compared to $3.7 million for the three months ended March 31, 2004. The increase in other operating expense is due to the expansion of our operations, including the acquisition of Cuyamaca Bank with four banking offices, and the addition of a de novo branch in Murrieta, CA, increases in incentives as a result of higher loan production and increases in professional fees.

The following table shows the total assets and results of operations for the Banking Division as of and for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Interest income	$8,842	$6,051
Interest expense	1,491	981

Net interest income before provision for loan losses	7,351	5,070
Provision for loan losses	345	125
Other operating income	533	726
Other operating expenses	5,737	3,698

Income before income tax provision	1,802	1,973
Income tax provision	659	702

Net income	$1,143	$1,271

Assets employed at quarter end	$608,118	$419,664

SBA 7a Division

The SBA 7a Division performance is measured in terms of profitability, asset quality, asset size, loan production and servicing revenue. SBA 7a loans have provided a recurring revenue stream from three sources – interest earned on retained loans, gain on sale of loans sold and servicing of loans sold to others. For the quarter ended March 31, 2005, the SBA 7a Division had a pre-tax profit of $2.4 million, with net interest income of $1.3 million, other operating income of $2.1 million, and other operating expenses of $1.0 million. Net income improved due to an increase in the amount of 7a loans sold combined with improved net interest income due to the retention of loans and lowered cost of funds, partially offset by a higher cost of operations. As a result of the retention of SBA 7a loans, total assets of the SBA 7a Division were $100.1 million at March 31, 2005.

Loan servicing income increased to $224,000 for the three months ended March 31, 2005 compared to $198,000 for the three months ended March 31, 2004 due to an increase in the amount of loans serviced for others as a result of the increase in loans sold.

The following chart illustrates the earnings, asset and loan production growth of the SBA 7a Division for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Interest income	$1,792	$1,120
Interest expense	531	317

Net interest income before provision for loan losses	1,261	803
Provision for loan losses	(27)	103
Other operating income	2,050	1,132
Other operating expense	952	818

Income before income tax provision	2,386	1,014
Income tax provision	990	415

Net income	$1,396	$599

Assets employed at quarter end	$100,145	$82,689

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2005 compared to December 31, 2004

The demand for our banking products has led to continued increases in loans and deposits during the first quarter of 2005. As of March 31, 2005, total assets were $708.3 million, an increase of 10.4% compared to $641.6 million as of December 31, 2004. Total gross loans increased to $597.3 million as of March 31, 2005 compared to $543.5 million as of December 31, 2004. Total deposits increased to $587.1 million as of March 31, 2005 compared to $549.8 million as of December 31, 2004. Stockholders’ equity increased to $65.8 million as of March 31, 2005 compared to $63.1 million as of December 31, 2004.

Investments

Our investment portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA pass through securities and overnight investments in the Federal Funds market. Our held to maturity portfolio declined to $3.7 million as of March 31, 2005 compared to $4.2 million as of December 31, 2004. The decrease in held to maturity securities was due to the maturing or prepayment of agency bonds and mortgage backed securities. As of March 31, 2005, $2.7 million was held as collateral for public funds, treasury, tax, and loan deposits and for other purposes.

Our available for sale portfolio declined to $24.8 million as of March 31, 2005 compared to $26.6 million as of December 31, 2004. The available for sale portfolio is made up of agency mortgage backed securities that are readily marketable and are marked to market on a monthly basis. Of the $24.8 million, a single security of $1.3 million was pledged as additional security for our interest rate swap. The collateral requirement for the interest rate swap is the greater of the mark to market value of the swap or $945,000. Therefore, as interest rates increase, it is probable that the collateral required will increase. In addition to the security pledged for the swap, a portion of the portfolio was held as collateral for public funds, treasury, tax and loan deposits and for other purposes at March 31, 2005.

Average Federal Funds sold for the three months ended March 31, 2005 were $11.7 million compared to $15.5 million for the three months ended March 31, 2004.

We held $1.2 million in Federal Reserve Bank stock as of March 31, 2005 and December 31, 2004. We held $2.2 million in Federal Home Loan Bank stock as of March 31, 2005 and December 31, 2004.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
At March 31, 2005
Held to Maturity
Agency mortgage-backed securities	$3,017	$23	$(13)	$3,027
SBA loan pools	720	6	—	726

Total held to maturity	$3,737	$29	$(13)	$3,753

Available for sale
Agency mortgage-backed securities	$25,132	$—	$(359)	$24,773

At December 31, 2004
Held to Maturity
Agency mortgage-backed securities	$3,281	$53	$(6)	$3,328
SBA loan pools	917	6	—	923

Total held to maturity	$4,198	$59	$(6)	$4,251

Available for sale
Agency mortgage-backed securities	$26,701	$39	$(178)	$26,562

The contractual maturities held to maturity at March 31, 2005 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
Mortgage-backed securities
Due greater than one year through five years	$204	$206	4.92%
Due greater than five years through ten years	1,010	1,025	4.96%
Mortgage-backed securities due greater than ten years	26,935	26,569	3.65%

Subtotal mortgage-backed securities	28,149	27,800	3.71%
SBA pass through securities
Due greater than ten years	720	726	1.66%

Total	$28,869	$28,526	3.65%

As of March 31, 2005, the Company held investments with unrealized holding losses totaling $372,000, consisting of the following (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities, classified as held to maturity
FNMA	$—	$—	$848	$(13)	$848	$(13)

	$—	$—	$848	$(13)	$848	$(13)

Mortgage-backed securities, classified as available for sale
FHLMC	$12,856	$(179)	$789	$(16)	$13,645	$(195)
FNMA	11,128	(164)	—	—	11,128	(164)

	$23,984	$(343)	$789	$(16)	$24,773	$(359)

As of March 31, 2005, the unrealized holding losses related to variable rate mortgage-backed securities. Such unrealized holding losses are the result of an increase in market interest rates in the second half 2004 and the first quarter of 2005 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, as well as management’s intent and ability to hold these securities until the unrealized loss is recovered, management concluded that such unrealized losses were not other than temporary as of March 31, 2005.

Loans

As a result of increased loan origination total gross loans have increased to $597.3 million as of March 31, 2005 compared to $543.5 million as of December 31, 2004. Our total servicing portfolio increased to $782.7 million as of March 31, 2005 compared to $715.5 million as of December 31, 2004. We service sold loans for others, primarily consisting of SBA 7a loans, which increased to $185.4 million as of March 31, 2005 compared to $172.0 million as of December 31, 2004.

Loan Origination and Sale. The following table sets forth our loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At and for the three months ended March 31,
	2005	2004
Beginning balance	$532,012	$394,212
Loans originated:
Commercial loans	7,782	11,195
Aircraft	4,107	—
Real estate:
Construction loans	23,831	24,338
One-to four-family	476	—
Commercial	83,890	48,096
Consumer	3,018	110

Total loans originated	123,104	83,739
Loans sold
Real estate:
One-to four-family	535	—
Commercial	19,912	15,028

Total loans sold	20,447	15,028
Less:
Principal repayments	47,986	46,304
Other net changes (1)	1,736	190

Total loans	$584,947	$416,429

(1)	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Loans held for sale are accounted for at the lower of cost or market at any given reporting date. Market is determined by obtaining estimated pricing from third party investors in similar types of product and considers loan type, maturity, interest rate, margin (if applicable) and other factors. As of March 31, 2005, loans held for sale totaled $124.7 million compared to $101.6 million as of December 31, 2004. For the three months ended March 31, 2005 and 2004, there were no lower of cost or market adjustments to loans held for sale.

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

	At March 31, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$39,945	6.69%	$35,213	6.48%
Aircraft loans	29,421	4.93%	28,819	5.30%
Real estate:
Construction loans	86,094	14.41%	75,200	13.84%
One-to four-family HFI	10,540	1.76%	8,690	1.60%
Commercial HFI	288,006	48.22%	276,724	50.91%
Commercial HFS	124,817	20.90%	101,385	18.65%
Consumer:
Home equity lines of credit	8,991	1.50%	8,027	1.48%
Other	9,486	1.59%	9,473	1.74%

Total gross loans outstanding	597,300	100.00%	543,531	100.00%
Deferred loan fees and unamortized gains	(4,436)		(4,011)
Allowance for loan losses	(7,917)		(7,508)

Net loans	$584,947		$532,012

Loan Maturity

The following table sets forth the contractual maturities of our gross loans at March 31, 2005:

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$27,331	$8,034	$3,082	$1,498	$39,945
Aircraft loans	1,523	3,151	3,511	21,236	29,421
Real estate:
Construction loans	79,967	909	183	5,035	86,094
Secured by one-to four-family residential properties	3,123	4,520	476	2,421	10,540
Secured by commercial properties	85,457	47,450	44,950	234,966	412,823
Consumer:
Home equity lines of credit	102	40	22	8,827	8,991
Other	2,021	1,234	935	5,296	9,486

Total gross loans held for investment and held for sale	$199,524	$65,338	$53,159	$279,279	$597,300

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

The following table sets forth our non-performing assets at the dates indicated:

	March 31, 2005	December 31, 2004
	(dollars in thousands)
Non-accrual loans	$3,887	$4,027
Troubled debt restructurings	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—

Total non-performing loans	3,887	4,027
Repossessed assets	1,631	—

Total non-performing assets	$5,518	$4,027

SUPPLEMENTAL DATA
Undisbursed portion of construction and other loans	$153,029	$149,075
Government guaranteed portion of total loans	$27,970	$37,018
Non-performing loans, net of government guarantees	$1,004	$2,133

Total non-performing loans/gross loans	0.65%	0.74%
Total non-performing assets/total assets	0.78%	0.63%
Total non-performing loans, net of guarantees/gross loans	0.17%	0.39%
Total non-performing assets, net of guarantees/total assets	0.37%	0.33%

Allowance for loan losses	$7,917	$7,508
Net charge offs to average loans outstanding	-0.06%	0.01%
Loan loss allowance/loans, gross	1.33%	1.38%
Loan loss allowance/loans held for investment	1.69%	1.71%
Loan loss allowance/non-performing loans	203.68%	186.44%
Loan loss allowance/non-performing assets	143.48%	186.44%
Loan loss allowance/non-performing loans, net of guarantees	788.55%	351.99%
Loan loss allowance/non-performing assets, net of guarantees	300.46%	351.99%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of March 31, 2005 and December 31, 2004 all impaired or non-accrual loans were collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of March 31, 2005 we had seven loans on non-accrual status totaling $3.9 million with $2.9 million, or 74.2%, guaranteed by the government. As of December 31, 2004, loans on non-accrual status totaled $4.0 million. Of this total, $1.9 million, or 47.0%, was guaranteed by the government. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $9.8 million as of March 31, 2005 compared to $6.1 million as of December 31, 2004. The increase was due to the addition of two classified loans valued at $4.2 million during the three months ended March 31, 2005, neither of which are delinquent at this time.

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

The following table sets forth information regarding our allowance for loan losses at the dates and for the periods indicated:

	At or for the three months ended March 31,
	2005	2004
	(dollars in thousands)
Balance at beginning of year	$7,508	$5,210
Chargeoffs:
Commercial	—	11
Consumer	6	8

Total chargeoffs	6	19
Recoveries:
Aircraft	96	—
Consumer	1	7

Total recoveries	97	7

Net chargeoffs (recoveries)	(91)	12
Reserve for losses on commitments to extend credit *	—	2
Provision for loan losses	318	228

Balance at end of period	$7,917	$5,428

Net charge offs (recoveries) to average loans	-0.06%	0.01%

*	During the three months ended March 31, 2005, there have been no charge offs or recoveries on commitments to extend credit.

As of March 31, 2005 the balance in the allowance for loans losses was $7.9 million compared to $7.5 million as of December 31, 2004.

As of March 31, 2005 the allowance was 1.33% of total gross loans compared to 1.38% as of December 31, 2004. As a percent of loans held for investment, the allowance was 1.69% as of March 31, 2005 compared to 1.71% as of December 31, 2004. During the three months March 31, 2005, there were no major changes in loan concentrations that affected the allowance for loan losses. There have been no significant changes in estimation methods during the periods presented. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced, or expected trends within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 203.68% as of March 31, 2005 compared to 186.44% as of December 31, 2004, reflecting the decrease in non-performing loans. Management believes the allowance at March 31, 2005 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net recoveries for the three months ended March 31, 2005 totaled $91,000 compared to net charge offs of $12,000 for the three months ended March 31, 2004. Our management and Directors’ Loan Committee have also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. Our management and Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, the market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other real estate owned and repossessed assets. As of March 31, 2005, there was $1.6 million in OREOs as compared to December 31, 2004 where there were no OREOs. There were no repossessed assets as of March 31, 2005 or December 31, 2004. As of March 31, 2005, the OREO was a single commercial property and was valued using the collateral method based on a recent appraisal of the underlying collateral.

Affordable housing investments. The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on a level-yield method over the life of the related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $5.3 million as of March 31, 2005. The Company’s usage of tax credits approximated $89,000 and $107,000 during the quarters ended March 31, 2005 and 2004, respectively. Investment amortization amounted to $74,000 and $61,000 for the quarters ended March 31, 2005 and 2004, respectively. As of March 31, 2005 and December 31, 2004, the investment in these partnerships totaled $2.5 million and $2.6 million, respectively. The Company had a commitment to fund an additional $3.1 million to these partnerships as of March 31, 2005.

Deposits and Borrowings

Total deposits increased to $587.1 million as of March 31, 2005 compared to $549.8 million as of December 31, 2004. Interest bearing deposits increased to $467.1 million as of March 31, 2005 compared to $439.0 million as of December 31, 2004. Non-interest bearing deposits increased to $120.0 million as of March 31, 2005 compared to $110.8 million as of December 31, 2004. Total wholesale deposits were $89.8 million as of March 31, 2005 compared to $60.5 million as of December 31, 2004. The Company used wholesale deposits combined with short term borrowings during the first quarter of 2005 in order to fund the 9.9% increase in total loans. Total retail banking deposits increased to $497.3 million as of March 31, 2005 compared to $489.2 million as of December 31, 2004.

Short term borrowings totaled $27.0 million as of March 31, 2005 compared to $1.0 million as of December 31, 2004. We established a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to assist in funding the 9.9% increase in total loans and increase our liquidity.

Long term debt, consisting primarily of trust preferred securities, totaled $18.2 million as of March 31, 2005 compared to $17.6 million as of December 31, 2004. The net change in long term debt is a result of the change in the market value of the interest rate swap hedging the $10.0 million fixed rate trust preferred securities portfolio. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for further information.

The Company had the following borrowing facilities as of March 31, 2005 and December 31, 2004 (dollars in thousands):

			As of March 31, 2005		As of December 31, 2004
	Maximum borrowing	Expiration date	Month-end interest rate	Outstanding balance	Month-end interest rate	Outstanding balance
Trust Preferred I *	$10,000	Sep 30, 2030	11.00%	$10,000	11.00%	$10,000
Trust Preferred II	5,000	Sep 01, 2033	5.98%	5,000	5.45%	5,000
Federal Home Loan Bank	72,392	Open ended	2.88%	29,790	2.21%	3,790
Pacific Coast Bankers Bank	10,000	Jun 30, 2005	N/A	—	N/A	—
Wells Fargo	5,000	Open ended	N/A	—	N/A	—

	$102,392			$44,790		$18,790

*	The interest rate swap agreement effectively converts the 11.00% fixed rate interest payments to variable payments. The effective rate as of March 31, 2005 was 8.15%.

Capital

Our stockholders’ equity increased to $65.8 million as of March 31, 2005 compared to $63.1 million as of December 31, 2004. The increase in stockholders’ equity is a result of net income of $2.5 million for the three months ended March 31, 2005 combined with proceeds from the exercise of stock options, less the cash dividends paid during the three months.

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

At March 31, 2005 and December 31, 2004, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.

CAPITAL RATIOS	March 31, 2005	December 31, 2004
Holding Company Ratios
Total capital (to risk-weighted assets)	10.80%	11.47%
Tier 1 capital (to risk-weighted assets)	9.55%	10.22%
Tier 1 capital (to average assets)	9.39%	9.48%
Equity to total assets	9.30%	9.84%

Bank only Ratios
Total capital (to risk-weighted assets)	10.55%	11.19%
Tier 1 capital (to risk-weighted assets)	9.30%	9.94%
Tier 1 capital (to average assets)	9.13%	9.30%

Financial Borrowings and Commitments

As of March 31, 2005 the financial borrowings and commitments having an initial or remaining term of more than one year are as follows:

	Net Rental Commitments	Trust Preferred Securities	Other Borrowings	Total Commitments
	(dollars in thousands)
2005	$1,018	$—	$27,000	$28,018
2006	1,351	—	$1,290	2,641
2007	1,209	—	$1,250	2,459
2008	1,129	—	$—	1,129
2009	1,038	—	$250	1,288
Thereafter	3,841	14,850	$—	18,691

Total	$9,586	$14,850	$29,790	$54,226

In addition to the above, we have commitments to extend credit on undisbursed construction and other loans totaling $153.0 million as of March 31, 2005.

The Company has a credit line with the FHLB with a limit of $72.4 million as of March 31, 2005, with a balance outstanding of $29.8 million. In addition, we have credit lines with other correspondent banks of $15.0 million. There were no advances against these lines as of March 31, 2005. Of the total advances from the FHLB, $27.0 million have a remaining term of less than one year.

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

We experienced net cash outflows from operating activities of $21.3 million during the three months ended March 31, 2005 compared to net cash outflows of $6.9 million during the three months ended March 31, 2004. Net cash outflows from operating activities during the first three months of 2005 and 2004 were both primarily due to the origination of loans held for sale in excess of proceeds from the sale of loans, partially offset by our net income. Net cash outflows from investing activities totaled $38.2 million and $20.6 million during the three months ended March 31, 2005 and 2004, respectively. Net cash outflows from investing activities for the three months ended March 31, 2005 and 2004 can both be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment, combined with the increase in federal funds sold. We experienced net cash inflows from financing activities of $64.0 million and $23.8 million during the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, interest bearing and non-interest bearing deposits increased $28.1 million and $9.2 million, respectively. This increase was enhanced by a net increase in short term borrowing of $26.0 million. During the first three months of 2004 net cash inflows were primarily from increases in interest bearing and non-interest bearing deposits, partially offset by a net decrease in short term borrowing of $12.0 million.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At March 31, 2005 our available borrowing capacity includes approximately $15.0 million in federal funds line facilities and $48.6 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At March 31, 2005, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the three months ended March 31, 2005 and 2004, there were no dividends paid by the Bank to Community Bancorp Inc. As of March 31, 2005, approximately $10.0 million of undivided profits of the Bank were available for dividends to the Company.

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

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 16 of the Company’s consolidated financial statements contained in the Company’s December 31, 2004 10-K.

In the ordinary course of business, the Company is party to various operating leases. For a fuller discussion of these financial instruments, refer to Note 15 of the Company’s consolidated financial statements contained in the Company’s December 31, 2004 10-K.

In connection with the $15.0 million in debt securities discussed in “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

In the ordinary course of business, the Company entered into an interest rate swap to effectively convert the 11% fixed rate interest payments on $10.0 million of its debt securities to variable payments. For a fuller discussion of this financial instrument, refer to Note 10 of the Company’s consolidated financial statements contained in the Company’s December 31, 2004 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loans,” for a discussion of our lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon our net interest income (“NII”). Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of March 31, 2005, 84.4% of our loan portfolio was tied to adjustable rate indices. Of our total loan portfolio, 49.7% are adjustable rate loans that are tied to prime and reprice within 90 days. As of March 31, 2005, 47.0% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of March 31, 2005, 68.9% of our long term debt was fixed rate with an average remaining term of 22.4 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate debt to variable rate with a six month adjustment period. The Gap table below reflects the affects of this interest rate swap.

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

At March 31, 2005, 47.0% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging twelve months. The remaining weighted average term to maturity for our CD accounts approximated four months at March 31, 2005. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $191.2 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of March 31, 2005, with rates being paid between 0.15% and 0.90%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers will no longer maintain the deposit with the bank.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of March 31, 2005. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of March 31, 2005

	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$300,087	$18,995	$70,550	$112,120	$2,215	$503,967
Fixed rate loans, gross (1)(2)	7,786	13,835	8,192	25,625	37,895	93,333
Investments:
Investment securities held-to-maturity	725	6	12	2,011	983	3,737
Investment securities available-for-sale	28	35	71	24,639	—	24,773
Federal funds sold	17,270	—	—	—	—	17,270
Other investments	3,370	95	—	145	3,403	7,013

Total interest sensitive assets	329,266	32,966	78,825	164,540	44,496	650,093

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	119,967	119,967
Interest bearing (1)	275,043	77,294	105,263	9,541	—	467,141
Other Borrowings (3)	32,728	9,730	—	2,790	—	45,248

Total interest sensitive liabilities	$307,771	$87,024	$105,263	$12,331	$119,967	$632,356

GAP Analysis
Interest rate sensitivity gap	$21,495	$(54,058)	$(26,438)	$152,209	$(75,471)	$17,737
GAP as % of total interest sensitive assets	3.31%	-8.32%	-4.07%	23.41%	-11.61%	2.73%
Cumulative interest rate sensitivity gap	$21,495	$(32,563)	$(59,001)	$93,208	$17,737	$17,737
Cumulative gap as % of total interest sensitive assets	3.31%	-5.01%	-9.08%	14.34%	2.73%	2.73%

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

Static Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on net interest income. Static Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relationship between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as non-interest-bearing demand deposits, in the static Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our Company more asset sensitive than is indicated in the static Gap analysis. Management expects to experience higher net interest income in the 0-12 month time horizon when rates rise, the opposite of what is indicated by the static Gap analysis.

INTEREST RATE SIMULATIONS

        Interest rate simulations provide us with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are normally subjected to up to 300 basis point increases and decreases in interest rates in 100 basis point increments. However, under the current interest rate environment, decreases in interest rates have been simulated at 100, 200 and 300 basis points. Under each interest rate scenario, we project our net interest income. From these results, we can then develop alternatives in dealing with the tolerance thresholds.

The following table shows the effects of changes in projected net interest income for the twelve months ending March 31, 2006 under the interest rate shock scenarios stated. The table was prepared as of March 31, 2005, at which time prime was 5.75%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
(dollars in thousands)
+ 300 bp	$47,472	$8,840	22.88%
+ 200 bp	$44,501	$5,869	15.19%
+ 100 bp	$41,529	$2,897	7.50%
0 bp	$38,632
- 100 bp	$35,711	$(2,921)	-7.56%
- 200 bp	$34,900	$(3,732)	-9.66%
- 300 bp	$34,706	$(3,926)	-10.16%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II OTHER INFORMATION

Item 1	Legal Proceedings

None to report.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None to report.

Item 3	Defaults upon senior securities

None to report.

Item 4	Submission of matters to a vote of security holders

None to report.

Item 5	Other information

None to report.

Item 6	Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc.
(Registrant)

Date May 5, 2005	/s/ Michael J. Perdue
Michael J. Perdue
President and Chief Executive Officer

Date May 5, 2005	/s/ L. Bruce Mills, Jr.
L. Bruce Mills, Jr.
Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications