Form 10-Q/A
period 2005-03-31
COMMUNITY BANCORP INC
filed 2005-06-22
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This is Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the period ended March 31, 2005 of Community Bancorp Inc. (“Company”). The Quarterly Report initially was filed with the Securities and Exchange Commission on May 10, 2005. This Amendment No.1 is being filed solely to correct a typographical omission in the certifications set forth as Exhibits 31.1 and 31.2 to the original Form 10-Q. Accordingly, only Item 6 of Part II and re-executed certifications are included.

Except to the extent expressly set forth herein, this Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended March 31, 2005 and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q on May 10, 2005.

PART II. OTHER INFORMATION

Item 6	Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32	Section 1350 Certifications

2

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc. (Registrant)

Date June 20, 2005	/s/ Michael J. Perdue
Michael J. Perdue President and Chief Executive Officer

Date June 20, 2005	/s/ L. Bruce Mills, Jr.
L. Bruce Mills, Jr. Sr. Vice President, Chief Financial Officer

3

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification
31.2	Rule 13a-14(a) Certification
32	Section 1350 Certifications