Form 10-Q
period 2005-06-30
COMMUNITY BANCORP INC
filed 2005-08-03
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005

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

Number of shares of common stock outstanding as of July 29, 2005: 5,283,647

COMMUNITY BANCORP INC.

2005 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)(unaudited)

	June 30, 2005	December 31, 2004
ASSETS:
Cash and cash equivalents	$23,629	$14,842
Interest bearing deposits in financial institutions	908	1,825
Federal funds sold	1,680	9,565
Investments:
Held-to-maturity at amortized cost; pledged $900 (2005) and $2,111 (2004), estimated fair value of $7,446 (2005) and $4,251 (2004)	7,432	4,198
Available-for-sale, at estimated fair value; pledged $15,476 (2005) and $12,750 (2004)	42,573	26,562
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	4,656	3,388
Loans held for investment	504,658	437,932
Less allowance for loan losses	(8,392)	(7,508)

Net loans held for investment	496,266	430,424
Loans held for sale	139,363	101,588
Premises and equipment, net	6,683	6,737
Other real estate owned and repossessed assets	68	—
Affordable housing investments	2,550	2,579
Accrued interest	2,685	2,086
Other assets	9,802	8,737
Income tax receivable	1,243	—
Deferred tax asset, net	5,970	5,928
Servicing assets, net	4,436	4,011
Interest-only strips, at fair value	2,030	1,749
Goodwill and other intangibles	18,226	17,387

Total assets	$770,200	$641,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing	$503,080	$438,995
Non-interest bearing	130,448	110,771

Total deposits	633,528	549,766
Short term borrowing	40,000	1,000
Long term debt	18,017	17,640
Accrued expenses and other liabilities	10,316	10,082

Total liabilities	701,861	578,488

Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding; 5,282,147 at June 30, 2005 and 5,162,725 at December 31, 2004	3,301	3,227
Additional paid-in capital	39,955	38,994
Accumulated other comprehensive loss, net of taxes of $143 (2005) and $66 (2004)	(199)	(73)
Retained earnings	25,282	20,970

Total stockholders’ equity	68,339	63,118

Total liabilities and stockholders’ equity	$770,200	$641,606

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Interest Income:
Interest on loans	$11,607	$7,195	$21,809	$14,063
Interest on fed funds sold	76	36	149	72
Interest on interest bearing deposits in financial institutions	8	1	16	2
Interest on other investments	438	228	789	494

Total interest income	12,129	7,460	22,763	14,631

Interest Expense:
Deposits	2,266	1,012	3,870	2,040
Short term borrowing	255	30	387	75
Long term debt	319	227	605	452

Total interest expense	2,840	1,269	4,862	2,567

Net interest income before provision for loan losses	9,289	6,191	17,901	12,064
Provision for loan losses	413	285	731	513

Net interest income after provision for loan losses	8,876	5,906	17,170	11,551

Other operating income:
Net gain on sale of loans	1,877	1,847	3,707	2,986
Loan servicing fees, net	255	195	479	393
Customer service charges	260	190	498	384
Gain on sale of repossessed assets	157	—	157	—
Other fee income	172	294	463	621

Total other operating income	2,721	2,526	5,304	4,384

Other operating expenses:
Salaries and employee benefits	3,858	2,755	7,588	5,218
Occupancy	576	335	1,121	693
Professional services	451	654	993	1,084
Depreciation and amortization	330	186	631	376
Data processing	222	236	446	417
Office expenses	217	165	427	328
Other expenses	1,219	924	2,356	1,655

Total other operating expenses	6,873	5,255	13,562	9,771

Income before income tax provision	4,724	3,177	8,912	6,164
Income tax provision	1,893	1,200	3,542	2,317

Net income	2,831	1,977	5,370	3,847
Other comprehensive income (loss) - unrealized gain / (loss) on available for sale securities, net of income tax benefit (expense) of $6, $(140), $(77) and $(49)	11	(202)	(127)	(73)
Comprehensive income	$2,842	$1,775	$5,243	$3,774

Basic earnings per share	$0.54	$0.45	$1.02	$0.88

Diluted earnings per share	$0.51	$0.42	$0.97	$0.82

Average shares outstanding for basic earnings per share	5,268,996	4,383,815	5,248,279	4,376,951
Average shares outstanding for diluted earnings per share	5,564,696	4,687,753	5,561,324	4,674,925

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)(unaudited)

For the six months ended June 30,	2005	2004
Cash flows from operating activities:
Net income	$5,370	$3,847
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	631	376
Provision for loan losses	731	513
Net amortization of premiums on investment securities	157	59
Amortization of affordable housing investment	152	140
Amortization of core deposit intangibles	133	—
Net change in deferred loan origination costs and fees, discount on unguaranteed portion of loans retained, and allowance for loan loss	450	202
Gain on sale of loans	(3,501)	(2,514)
Gain on sale of other repossessed assets	(157)	—
Deferred income tax benefit	(704)	—
Capitalization of interest-only strips	(556)	(548)
Amortization of interest-only strips	173	55
Change in unrealized loss on interest-only strips	102	46
Capitalization of servicing asset	(695)	(458)
Amortization of servicing asset	270	204
Change in valuation allowance for servicing asset	—	2
Loss on disposal of premises and equipment	14	—
Unrealized gain on interest rate swap agreement	377	291
Unrealized hedging loss on long term debt	(377)	(291)
Origination of loans held for sale	(87,365)	(65,343)
Proceeds from sale of loans held for sale	49,262	37,520
Increase in income tax receivable	(1,243)	(288)
Decrease in income tax payable	(319)	(146)
Increase in accrued interest and other assets	(1,663)	(474)
Increase (decrease) in accrued expenses and other liabilities	929	(136)

Net cash used in operating activities	(37,829)	(26,943)

Cash flows from investing activities:
Origination of loans held for investment	(205,914)	(139,274)
Proceeds from principal paid on loans held for investment	141,736	121,778
Net change in interest bearing deposits in financial institutions	917	(201)
Purchases of investments held-to-maturity	(4,091)	—
Maturities of investments held-to-maturity	834	2,723
Purchases of available-for-sale investments	(19,914)	—
Maturities of available-for-sale investments	3,640	2,390
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(1,268)	(768)
Cash paid for acquisition of Cuyamaca Bank, N.A.	(66)	—
Paydown of debt acquired on other repossessed assets	(729)
Proceeds from sale of OREO and repossessed assets	1,788	8
Increase in affordable housing investments	(123)	(126)
Purchases of premises and equipment	(593)	(407)
Net decrease (increase) in Federal funds sold	7,885	(11,065)

Net cash used in investing activities	(75,898)	(24,942)

See accompanying notes to consolidated financial statements.	(continued	)

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)(unaudited)

For the six months ended June 30,	2005	2004
Cash flows from financing activities:
Net increase in deposits:
Interest bearing	$64,085	$39,210
Non-interest bearing	19,677	13,781
Proceeds from exercise of stock options	805	108
Cash dividends paid	(1,053)	(438)
Net change in short term borrowings	39,000	(1,000)

Net cash provided by financing activities	122,514	51,661

Net increase (decrease) in cash and cash equivalents	8,787	(224)
Cash and cash equivalents at beginning of period	14,842	17,940

Cash and cash equivalents at end of period	$23,629	$17,716

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on time deposits	$3,183	$1,926
Interest on other borrowings	987	517

Total interest paid	$4,170	$2,443

Income taxes	$3,105	$2,755

Supplemental disclosure of non-cash investing activities:
Debt acquired on other repossessed assets	$729	$—

Other repossessed assets acquired in foreclosure	$1,699	$—

Loans held for sale transferred to held for investment	$—	$689

Loans held for investment transferred to held for sale	$—	$1,072

Tax benefit for options exercised	$230	$—

Purchase price adjustment on acquisition of Cuyamaca Bank, N.A.	$904	$—

Supplemental disclosure of non-cash financing activities:
Change in unrealized loss on available-for sale securities, net of income tax benefit of $(77) and $(49) recorded in other comprehensive income	$(127)	$(73)

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(unaudited)

Note 1 Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiary Community National Bank (the “Bank”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions. We also have two unconsolidated subsidiaries, Community (CA) Capital Trust I (“Trust I”) and Community (CA) Capital Statutory Trust II (“Trust II”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2005, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2005 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Under the terms of the Merger Agreement, shareholders of Cuyamaca Bank common stock had the choice to receive cash, shares of Community or a combination up to a maximum of 70% of the total consideration being in Community shares. The transaction was valued at $26.7 million, or $25.56 per share, including the fair value of options outstanding (the exchange ratio for stock consideration was 1.0439 shares of Community common stock for each Cuyamaca share). The total consideration was paid in 678,939 of CMBC stock and $7.4 million in cash, in accordance with the provisions of the Merger Agreement. Cuyamaca Bank operated banking offices in the east San Diego County cities of Santee, El Cajon and La Mesa and in the north San Diego County city of Encinitas. All of the banking offices of Cuyamaca are being operated by Community National Bank.

The Merger was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below. The Company made a purchase price adjustment of approximately $890,000 related to the tax effects of the Core Deposit Intangibles during the six months ended June 30, 2005. The allocation of the purchase price will be modified over the next three months, as more information is obtained about the fair value of assets acquired and liabilities assumed.

(dollars in thousands, except per share data)
Purchase price
Cuyamaca Bank, N.A. common stock exchanged	650,387
Exchange ratio	1.0439

Total shares of the Company's common stock exchanged	678,939
Fair value per share of the Company's common stock (1)	$25.56

Total value of the Company's common stock exchanged		$17,352
Cash paid for Cuyamaca Bank, N. A common stock		7,445
Direct acquisition costs		1,859

Total purchase price		$26,656

Allocation of the purchase price
Cuyamaca Bank, N. A. stockholder's equity		$9,108
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Investments		2
Loans		(919)
Premises and equipment		63
Other assets and deferred income tax		(158)
Deposits		(126)
Other liabilities		284

Estimated fair value of net assets acquired		8,254

Estimated gross goodwill resulting from the Merger (2)		$18,402

(1)	The value of the shares of common stock exchanged with Cuyamaca Bank, N.A. stockholders was based upon the 20 day average closing price of the Company shares ending on September 24, 2004.

(2)	Includes $2.3 million allocated to core deposit intangibles. (See Footnote 6).

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the Merger taken place at January 1, 2004.

Unaudited Pro Forma Condensed Combined Financial Information

	Three months ended June 30, 2004	Six months ended June 30, 2004
(dollars in thousands, except per share amounts)
Net interest income	$7,588	$14,826
Other operating income	2,847	5,033
Provision for loan losses	330	608
Other operating expense	6,636	12,448

Income before income tax provision	3,469	6,803
Income tax provision	1,308	2,556

Net income	$2,161	$4,247

Earnings per share:
Basic	$0.43	$0.84

Fully diluted	$0.40	$0.79

Average shares outstanding for basic earnings per share	5,062,754	5,055,890
Average shares outstanding for diluted earnings per share	5,366,692	5,353,864

On April 21, 2005, the Company entered into a definitive agreement to acquire Rancho Bernardo Community Bank (OTCBB:RBCB), a commercial bank, with assets of approximately $124.5 million as of June 30, 2005 for an aggregate purchase price estimated at $33.2 million as of April 21, 2005. Under the agreement, Rancho Bernardo will be merged with and into Community National Bank, the wholly-owned subsidiary of the Company. Shareholders of Rancho Bernardo will have the right to select cash, common stock of the Company or a combination in exchange for their shares of Rancho Bernardo. In the aggregate, Community Bancorp will issue $10 million in cash and a variable number of shares of its common stock depending on the performance of its stock price over a set period. The agreement contains a collar which limits the amount of price risk on the downside or upside with the midpoint of the collar being a Company stock price of $31.00 per share. At the midpoint of the collar, the consideration paid would equate to $30.10 per share, with a consideration mix of 65% stock and 35% cash. To the extent that the Company’s stock price for the set time period exceeds $31.00, the percentage of stock consideration will increase and to the extent that the Company’s stock price for the set time period is less than $31.00, the percentage of stock consideration will decrease. The transaction is expected to be closed in the third quarter of 2005.

Rancho Bernardo Community Bank, which was founded in 1997, operates a single banking office within their headquarters building in Rancho Bernardo located in north San Diego County. The acquisition is subject to, among other things, approval by bank regulators and shareholder approval of Rancho Bernardo.

Note 3 Stock Option Plans

At June 30, 2005, the Company had four stock option plans, three of which are described more fully in Note 14 in the Company’s 2004 Annual Report on Form 10-K. On May 25, 2005, the shareholders of the Company approved the Community Bancorp Inc. 2005 Equity Based Compensation Plan, which authorized 316,554 stock options to become available for grant and reduced the 2003 Plan options available by the same amount. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
(dollars in thousands, except per share amounts)
Net income, as reported	$2,831	$1,977	$5,370	$3,847
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(106)	(59)	(202)	(116)

Proforma net income	$2,725	$1,918	$5,168	$3,731

Basic income per share, as reported	$0.54	$0.45	$1.02	$0.88
Proforma basic income per share	$0.52	$0.44	$0.98	$0.85
Diluted income per share, as reported	$0.51	$0.42	$0.97	$0.82
Proforma diluted income per share	$0.49	$0.41	$0.93	$0.80

The per share weighted average fair value of stock options granted under the plans during the three months ended June 30, 2005 was $8.40 compared to $10.20 for the three months ended June 30, 2004. The fair value of the options were estimated at grant date using a Black-Scholes single option pricing model with the following weighted average assumptions: Three months ended June 30, 2005 - expected dividend yield of 1.41%, a weighted average risk free interest rate of 3.69%, an expected life of 5.0 years and a volatility of 30.02%; Three months ended June 30, 2004 - expected dividend yield of 0.99%, a weighted average risk free interest rate of 3.93%, an expected life of 5.0 years and a volatility of 46.80%.

The per share weighted average fair value of stock options granted under the plans during the six months ended June 30, 2005 was $11.75 compared to $9.30 for the six months ended June 30, 2004. The fair value of the options were estimated at grant date using a Black-Scholes single option pricing model with the following weighted average assumptions: Six months ended June 30, 2005 - expected dividend yield of 1.49%, a weighted average risk free interest rate of 4.10%, an expected life of 5.0 years and a volatility of 43.90%; Six months ended June 30, 2004 - expected dividend yield of 1.06%, a weighted average risk free interest rate of 3.39%, an expected life of 5.0 years and a volatility of 47.41%.

Note 4 Loans and Related Allowance for Loan Losses:

A summary of loans is as follows:

	June 30, 2005			December 31, 2004
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Construction loans	$—	$89,187	$89,187	$—	$75,200	$75,200
Real estate one - to four-family	—	11,151	11,151	—	8,690	8,690
Real estate commercial	139,372	316,304	455,676	101,385	276,724	378,109
Consumer home equity lines of credit	—	8,167	8,167	—	8,027	8,027
Other consumer	—	9,374	9,374	—	9,473	9,473
Commercial	—	43,372	43,372	—	35,213	35,213
Aircraft	—	31,413	31,413	—	28,819	28,819

Total gross loans	139,372	508,968	648,340	101,385	442,146	543,531
Deferred loan origination costs (fees)	316	(2,044)	(1,728)	447	(2,052)	(1,605)
Discount on unguaranteed portion of SBA loans retained	(325)	(2,266)	(2,591)	(244)	(2,162)	(2,406)
Allowance for loan losses .	—	(8,392)	(8,392)	—	(7,508)	(7,508)

Net loans	$139,363	$496,266	$635,629	$101,588	$430,424	$532,012

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

If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. Unrealized losses or recoveries on the valuation on allowance on the servicing asset were not material during the three months and six months ended June 30, 2005 and 2004. In estimating fair values at June 30, 2005, the Company utilized a weighted average prepayment assumption of approximately 9.78% and a discount rate of 10.25%. In estimating fair values at December 31, 2004, the Company utilized a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three months and six months ended June 30, 2005 and 2004. At June 30, 2005, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 9.78% and a discount rate of 10.25%. At December 31, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

Note 6 Goodwill and Other Intangibles

The gross carrying value and accumulated amortization related to core deposit intangibles at June 30, 2005 are presented below:

	June 30, 2005
	Gross Carrying Value	Accumulated Amortization
	(dollars in thousands)
Core deposit intangibles	$2,275	$177

Total	$2,275	$177

As a result of the Merger, the Company recorded $2.3 million of core deposit intangibles. As of June 30, 2005, the amortization period for the core deposit intangibles was approximately 8.5 years. Amortization expense on core deposit intangibles was $66,000 and $132,000 for the three months and six months ended June 30, 2005, respectively. The Company estimates that the annual amortization expense will be $265,000 for 2005, 2006, 2007, 2008 and 2009.

Note 7 Income Taxes:

The components of income tax provision (benefit) for the three months and six months ended June 30, 2005 and June 30, 2004 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Current:
Federal	$2,296	$1,026	$3,211	$1,966
State	731	174	1,119	351

	3,027	1,200	4,330	2,317

Deferred:
Federal	(721)	—	(264)	—
State	(413)	—	(524)	—

	(1,134)	—	(788)	—

	$1,893	$1,200	$3,542	$2,317

A reconciliation of the difference between the expected federal statutory income tax provision (benefit) and the actual income tax provision (benefit) for the three months and six months ended June 30, 2005 and 2004 is shown in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Computed “expected” federal income taxes	$1,605	$1,080	$3,029	$2,096
State income taxes, net of federal income tax benefit	332	224	627	434
Affordable housing investment tax credits	(90)	(108)	(179)	(215)
Other, net	46	4	65	2

	$1,893	$1,200	$3,542	$2,317

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2005 and December 31, 2004 are as follows:

	At June 30, 2005	At December 31, 2004
	(dollars in thousands)
Deferred tax assets:
Loan loss allowance, due to differences in computation of bad debts	$3,240	$2,825
Non-accrual interest recognized as income for taxes but not for books	175	120
Unrealized gains on loans held for sale	1,712	1,666
Accrued compensation expenses	311	287
Unrealized loss on available for sale securities	143	66
State income taxes	686	562
Deferred loan costs	493	424
Deferred rent	135	104
Depreciable assets - state	7	—
Fair value adjustments on Cuyamaca acquired assets and liabilities	262	312

	7,164	6,366

Deferred tax liabilities:
Depreciable assets - federal	(181)	(291)
Depreciable assets - state	—	(16)
Core deposit intangible	(863)	—
Other liabilities	(150)	(131)

	(1,194)	(438)

Deferred tax asset, net	$5,970	$5,928

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of June 30, 2005 income taxes receivable totaled approximately $1.2 million. As of December 31, 2004 income taxes payable totaled approximately $319,000 and is included in accrued expenses and other liabilities.

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

Commitments to extend credit amounting to $22.9 million and $13.9 million were outstanding at June 30, 2005 and December 31, 2004, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has undisbursed portions of construction loans totaling $179.1 million and $147.0 million as of June 30, 2005 and December 31, 2004, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $3.0 million and $2.1 million were outstanding at June 30, 2005 and December 31, 2004, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of June 30, 2005 and December 31, 2004, the Company had non-mandatory commitments to sell loans of none and $2.1 million, respectively.

In December 2002, the Company entered into an interest rate swap agreement with a third party. The terms of the agreement include, amongst other things, a collateral requirement which would offset any credit risk between the Company and the third party. The collateral requirement is the greater of the mark-to-market value of the interest rate swap agreement or $945,000. As of June 30, 2005, the collateral requirement was $945,000. As of June 30, 2005 and December 31, 2004, the Company pledged one agency mortgage backed security classified as available for sale as collateral with a market value of $1.3 million and $1.4 million, respectively. The unrealized (loss) gain on the interest rate swap was ($227,000) and $150,000 as of June 30, 2005 and December 31, 2004, respectively. The unrealized gains or losses on the interest rate swap are recorded as other assets or liabilities with the corresponding change in the amount of liability for the Trust Preferred Security. The change in unrealized gains or losses on the interest rate swap is offset by the corresponding changes in the unrealized gains or losses on the long term debt (from the Trust Preferred Securities) in the accompanying consolidated income statements.

In June 2005, the Company entered into a commitment to issue trust preferred securities of a to-be-created Trust subsidiary of the Company in the aggregate amount of $20.0 million no later than August 30, 2005. The trust preferred securities are expected to be 30 year fixed/floating rate securities with a fixed rate of interest at 5.85% for the first five years, and a floating rate of interest thereafter at LIBOR plus 1.69%.

Because of the nature of its activities, the Company is from time to time subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their relationships. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

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

Note 9 Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the three months ended June 30,
	2005			2004
	Income (numerator)	Shares (denominator)	Per Share Amounts	Income (numerator)	Shares (denominator)	Per Share Amounts
	(dollars in thousands, except per share data)			(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholders	$2,831	5,269	$0.54	$1,977	4,384	$0.45
Effect of dilutive stock options	—	296	(0.03)	—	304	(0.03)

Diluted EPS	$2,831	5,565	$0.51	$1,977	4,688	$0.42

	For the six months ended June 30,
	2005			2004
	Income (numerator)	Shares (denominator)	Per Share Amounts	Income (numerator)	Shares (denominator)	Per Share Amounts
	(dollars in thousands, except per share data)			(dollars in thousands, except per share data)
Basic EPS
Net income available to common shareholders	$5,370	5,248	$1.02	$3,847	4,377	$0.88
Effect of dilutive stock options	—	313	(0.05)	—	298	(0.06)

Diluted EPS	$5,370	5,561	$0.97	$3,847	4,675	$0.82

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

	For the three months ended June 30,
	2005			2004
	Banking Division	SBA 7a Division	Total	Banking Division	SBA 7a Division	Total
	(dollars in thousands)			(dollars in thousands)
Interest income	$10,180	$1,949	$12,129	$6,296	$1,164	$7,460
Interest expense	2,131	709	2,840	958	311	1,269

Net interest income	8,049	1,240	9,289	5,338	853	6,191
Provision for loan losses	573	(160)	413	326	(41)	285

Net interest income after provision for loan losses	7,476	1,400	8,876	5,012	894	5,906

Other operating income	847	1,874	2,721	849	1,677	2,526
Other operating expenses	5,992	881	6,873	4,278	977	5,255

Income before income tax provision	2,331	2,393	4,724	1,583	1,594	3,177
Income tax provision	887	1,006	1,893	546	654	1,200

Net income	$1,444	$1,387	$2,831	$1,037	$940	$1,977

Assets employed at quarter end	$679,747	$90,453	$770,200	$448,831	$83,020	$531,851

	For the six months ended June 30,
	2005			2004
	Banking Division	SBA 7a Division	Total	Banking Division	SBA 7a Division	Total
	(dollars in thousands)			(dollars in thousands)
Interest income	$19,022	$3,741	$22,763	$12,347	$2,284	$14,631
Interest expense	3,622	1,240	4,862	1,939	628	2,567

Net interest income	15,400	2,501	17,901	10,408	1,656	12,064
Provision for loan losses	918	(187)	731	450	63	513

Net interest income after provision for loan losses	14,482	2,688	17,170	9,958	1,593	11,551

Other operating income	1,380	3,924	5,304	1,574	2,810	4,384
Other operating expenses	11,729	1,833	13,562	7,977	1,794	9,771

Income before income tax provision	4,133	4,779	8,912	3,555	2,609	6,164
Income tax provision	1,546	1,996	3,542	1,247	1,070	2,317

Net income	$2,587	$2,783	$5,370	$2,308	$1,539	$3,847

Assets employed at quarter end	$679,747	$90,453	$770,200	$448,831	$83,020	$531,851

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and six months ended June 30, 2005. This analysis should be read in conjunction with our 2004 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Community Bancorp Inc. on a consolidated basis.

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

As a publicly traded community bank holding company, we focus on several key factors including:

•	Return to our stockholders

•	Return on average assets

•	Development of core revenue streams, including net interest income and other operating income

•	Asset quality

•	Asset growth

•	Operating efficiency

Our results for 2004 were favorably impacted when we acquired all of the assets and assumed the liabilities of Cuyamaca Bank, N.A. (OTCBB:CUYA), a commercial bank, which on October 1, 2004 had total assets of $115.5 million, total loans of $88.8 million and total deposits of $102.0 million. Under the terms of the Merger Agreement, which became effective October 1, 2004, shareholders of Cuyamaca Bank common stock had the choice to receive cash, shares of Community or a combination up to a maximum of 70% of the total consideration being in Community shares. The transaction was valued at $26.7 million, or $25.56 per share, including the fair value of options outstanding (the exchange ratio for stock consideration was 1.0439 shares of Community common stock for each

Cuyamaca share). The total consideration was paid in 678,939 of CMBC stock and $7.4 million in cash, in accordance with the provisions of the Merger Agreement. Our discussion and analysis of 2005 should be read from the standpoint of the impact of the Cuyamaca transaction on our financial condition and operating performance.

Return to Our Stockholders. Our return to our stockholders is measured in the form of return on average tangible equity (“ROTE”), which is total equity less goodwill, and the potential valuation of the stock price relative to our returns and earnings per share (“EPS”). Our ROTE was 22.04% for the six months ended June 30, 2005 compared to 19.58% for the six months ended June 30, 2004. The increase in ROTE is due to the increase in net income, partially offset by the increase in average equity outstanding as a result of the merger with Cuyamaca Bank in the fourth quarter of 2004. Our net income for the six months ended June 30, 2005 increased 39.6% to $5.4 million compared to $3.8 million for the six months ended June 30, 2004. Net income increased due to an increase in net interest income and other operating income, partially offset by an increase in operating expenses. Basic EPS increased to $1.02 for the six months ended June 30, 2005 compared to $0.88 for the six months ended June 30, 2004. Diluted EPS increased to $0.97 for the six months ended June 30, 2005 compared to $0.82 for the six months ended June 30, 2004. The increase in EPS was due to the increase in net income, partially offset by the increase in average shares outstanding as a result of the merger with Cuyamaca Bank.

We also initiated a $0.05 per share quarterly cash dividend during the first quarter of 2004. In January 2005, we declared a $0.10 per share cash dividend, which was paid on March 31, 2005 to stockholders of record on March 15, 2005. In May 2005, we declared a $0.10 per share cash dividend, which was paid on June 30, 2005 to stockholders of record on June 15, 2005.

Return on Average Assets. Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the six months ended June 30, 2005 was 1.52% compared to 1.56% for the six months ended June 30, 2004. The decrease in ROA is due to our increase in average assets exceeding the increase in net income.

Development of Core Revenue Streams. Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth. As a result, our net interest income before provision for loan losses increased 48.4% to $17.9 million for the six months ended June 30, 2005 compared to $12.1 million for the six months ended June 30, 2004. Our net interest margin has also improved to 5.64% for the six months ended June 30, 2005 compared to 5.30% for the six months ended June 30, 2004.

We have also improved our other operating income. Other operating income for the six months ended June 30, 2005 was $5.3 million compared to $4.4 million for the six months ended June 30, 2004. Gain on sale of loans increased to $3.7 million for the six months ended June 30, 2005 compared to $3.0 million for the six months ended June 30, 2004.

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

Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future performance of a company. Non-performing loans totaled $7.9 million as of June 30, 2005 compared to $4.0 million as of December 31, 2004. Non-performing loans as a percentage of gross loans increased to 1.22% as of June 30, 2005 compared to 0.74% as of December 31, 2004. Net of government guarantees, non-performing loans totaled $5.0 million, or 0.78% of total loans as of June 30, 2005 compared to $2.1 million, or 0.39%, as of December 31, 2004. Non-performing assets were $8.0 million as of June 30, 2005 compared to $4.0 million as of December 31, 2004. Net of government guarantees, non-performing assets as a percent of total assets were 0.66% as of June 30, 2005 compared to 0.33% as of December 31, 2004. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Asset Growth. As revenues from both net interest income and other operating income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and, therefore, ROTE and ROA. The majority of our assets are loans, and the majority of our liabilities are deposits, and, therefore, the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 20.0% during the first six months of 2005 from $641.6 million as of December 31, 2004 to $770.2 million as of June 30, 2005. Total gross loans increased 19.3% to $648.3 million as of June 30, 2005 compared to $543.5 million as of December 31, 2004. Total deposits increased 15.2% to $633.5 million as of June 30, 2005 compared to $549.8 million as of December 31, 2004. Total retail banking deposits increased 10.7% to $541.7 million as of June 30, 2005 compared to $489.2 million as of December 31, 2004.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income before provision for loan losses plus other operating income, excluding gains or losses on repossessed assets) was 58.07% for the first six months of 2005 compared to 59.41% for the first six months of 2004. The decrease (improvement) in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. Net interest income before provision plus other operating income increased 41.1% to $23.2 million for the six months ended June 30, 2005, while operating expenses increased 38.8% to $13.6 million for the same period as the result of the acquisition of Cuyamaca Bank and normal increases in operating expenses.

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

We periodically evaluate servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. Unrealized losses on servicing assets were not material during the three months and six months ended June 30, 2005 and 2004. In estimating fair values at June 30, 2005, we utilized a weighted average prepayment assumption of approximately 9.78% and a discount rate of 10.25%. In estimating fair values at December 31, 2004, we utilized a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three months and six months ended June 30, 2005 and 2004. At June 30, 2005, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 9.78% and a discount rate of 10.25%. At December 31, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

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

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At June 30, 2005 and December 31, 2004, goodwill included on the Consolidated Balance Sheet consists of core deposit intangibles that are amortized using an estimated life of 8.5 years.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Income

Net income increased to $5.4 million for the six months ended June 30, 2005 compared to $3.8 million for the six months ended June 30, 2004. Basic earnings per share were $1.02 and $0.88 for the six months ended June 30, 2005 and 2004, respectively. Diluted earnings per share were $0.97 and $0.82 for the six months ended June 30, 2005 and 2004, respectively. ROTE was 22.04% for the six months ended June 30, 2005 compared to 19.58% for the six months ended June 30, 2004. The ROA for the six months ended June 30, 2005 was 1.52% compared to 1.56% for the six months ended June 30, 2004.

The increase in net income and profitability for the six months ended June 30, 2005 was mainly due to the increases in net interest income and other operating income, partially offset by an increase in other operating expense, as a result of the acquisition of Cuyamaca Bank and increased loan production. Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Other operating income increased primarily due to an increase in gain on sale of loans. Operating expenses increased primarily as a result of the Company’s expansion, including the acquisition of Cuyamaca Bank. For a further discussion of the acquisition of Cuyamaca Bank, see “Note 2 Merger-related Activity”.

Net Interest Income

Net interest income is the most significant component of our income from operations. Net interest income is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities. Our loan portfolio experienced a 68 basis point increase in average yield primarily due to the impact of the prime rate increasing to 6.25% at June 30, 2005 from 4.25% at June 30, 2004.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

For the six months ended June 30,	2005			2004
	Average Balance	Interest Earned/ Paid	Average Rate/ Yield	Average Balance	Interest Earned/ Paid	Average Rate/ Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$40,513	$805	4.01%	$25,873	$496	3.86%
Fed funds sold	11,114	149	2.71%	15,008	72	0.96%
Loans:
Commercial	41,051	1,383	6.79%	21,213	580	5.49%
Real Estate	500,896	18,749	7.55%	361,568	12,287	6.83%
Aircraft	29,650	992	6.75%	30,286	1,062	7.05%
Consumer	17,116	685	8.09%	3,602	134	7.48%

Total loans	588,713	21,809	7.47%	416,669	14,063	6.79%

Total earning assets	640,340	22,763	7.17%	457,550	14,631	6.43%
Non earning assets	66,602			35,477

Total average assets	$706,942			$493,027

Average liabilities and stockholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$186,309	574	0.62%	$118,700	283	0.48%
Time deposits	279,159	3,296	2.38%	221,395	1,757	1.60%

Total interest bearing deposits	465,468	3,870	1.68%	340,095	2,040	1.21%
Short term borrowing	27,130	387	2.88%	13,565	75	1.11%
Long term debt (1)	17,762	605	6.87%	14,686	452	6.19%

Total interest bearing liabilities	510,360	4,862	1.92%	368,346	2,567	1.40%
Demand deposits	120,567			78,695
Accrued expenses and other liabilities	9,433			6,698
Net shareholders equity	66,582			39,288

Total average liabilities stockholders equity	$706,942	$17,901		$493,027	$12,064

Net interest spread			5.25%			5.03%

Net interest margin			5.64%			5.30%

(1)	Long term debt shown net of the effect of the interest rate swap.

Interest income for the six months ended June 30, 2005 increased to $22.8 million compared to $14.6 million for the six months ended June 30, 2004. The increase was due to the 39.9% increase in the average balance of interest earning assets, combined with the increase in the yield on those assets. Due to the internal growth and the acquisition of Cuyamaca Bank, average interest earning assets increased to $640.3 million for the six months ended June 30, 2005 compared to $457.6 million for the six months ended June 30, 2004. The yield on interest earning assets increased to 7.17% for the six months ended June 30, 2005 compared to 6.43% for the six months ended June 30, 2004. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $500.9 million with a yield of 7.55% for the six months ended June 30, 2005 compared to $361.6 million with a yield of 6.83% for the six months ended June 30, 2004.

Interest expense for the six months ended June 30, 2005 increased to $4.9 million compared to $2.6 million for the six months ended June 30, 2004. This increase was due to the increase in average interest bearing liabilities and increased short term borrowing, combined with the increase in the cost of those liabilities. Due to internal growth and the acquisition of Cuyamaca Bank, average interest-bearing liabilities increased to $510.4 million for the six months ended June 30, 2005 compared to $368.3 million for the six months ended June 30, 2004. Average time deposits, the largest component of interest bearing liabilities, increased to $279.2 million with a cost of 2.38% for the six months ended June 30, 2005 compared to $221.4 million with a cost of 1.60% for the six months ended June 30, 2004.

Other average borrowings increased to $44.9 million with a cost of 4.46% for the six months ended June 30, 2005 compared to $28.3 million with a cost of 3.75% for the six months ended June 30, 2004.

Average demand deposits increased 53.2% to an average $120.6 million for the six months ended June 30, 2005 from $78.7 million for the six months ended June 30, 2004. The cost of deposits, including demand deposits and interest bearing deposits, increased to 1.33% for the six months ended June 30, 2005 compared to 0.98% for the six months ended June 30, 2004. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 55.5% to $306.9 million for the six months ended June 30, 2005 compared to $197.4 million for the six months ended June 30, 2004. The cost of funds, including interest bearing liabilities and demand deposits, increased 40 basis points to 1.55% for the six months ended June 30, 2005 compared to 1.15% for the six months ended June 30, 2004.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the six months ended June 30, 2005 was $17.9 million compared to $12.1 million for the six months ended June 30, 2004. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Due to internal growth and the acquisition of Cuyamaca Bank, average interest earning assets increased to $640.3 million for the six months ended June 30, 2005 with a net interest margin of 5.64% compared to $457.6 million with a net interest margin of 5.30% for the six months ended June 30, 2004.

For the six months ended June 30, 2005, the increase in the net interest margin was primarily due to the increase in interest rates. For a discussion of the repricing of our assets and liabilities, see “Item 3 Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Estimated Loan Losses

The provision for estimated loan losses was $731,000 for the six months ended June 30, 2005 compared to $513,000 for the six months ended June 30, 2004. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $5.3 million for the six months ended June 30, 2005 compared to $4.4 million for the six months ended June 30, 2004. The increase in other operating income for the six months ended June 30, 2005 was primarily due to an increase in gain on sale of loans. For a further discussion of gain on sale of loans and loan servicing fees, see “SBA 7a Division” in this section. For a further discussion of customer service charges and other fee income, see “Banking Division” in this section.

Operating Expenses

Operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of operating expenses. Operating expenses increased to $13.6 million for the six months ended June 30, 2005 compared to $9.8 million for the six months ended June 30, 2004. The increase in operating expense was due to significant growth and expansion, including the acquisition of Cuyamaca Bank, with four banking offices, and the addition of a new banking office in Murrieta, CA, increases in incentives as a result of higher loan production.

The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus other operating income, excluding gains or losses on repossessed assets, improved to 58.07% for the six months ended June 30, 2005 compared to 59.41% for the six months ended June 30, 2004.

Salaries and employee benefits increased to $7.6 million for the six months ended June 30, 2005 compared to $5.2 million for the six months ended June 30, 2004. The increase in salaries and employee benefits for the six month period ended June 30, 2005 can be attributed to the addition of five branches, including four acquired in the Cuyamaca Bank merger which equated to 62 additional full time equivalent employees from June 30, 2004 to June 30, 2005, normal cost increases for salaries and benefits plus increased incentive based compensation due to increased loan and deposit production and profitability. Incentive based compensation (based on loan production, deposit generation and profitability), not including tax related expense, totaled $2.3 million for the six months ended June 30, 2005 compared to $1.0 million for the six months ended June 30, 2004.

Occupancy expense increased to $1.1 million for the six months ended June 30, 2005 compared to $693,000 for the six months ended June 30, 2004. The increase in occupancy expense for the six months ended June 30, 2005 was due to normal increases in rent, the acquisition of Cuyamaca Bank, N.A. and the addition of a de novo branch in Murrietta, CA.

Professional services, including legal, accounting, regulatory and consulting, decreased 8.4% to $993,000 for the six months ended June 30, 2005 compared to $1.1 million for the six months ended June 30, 2004.

Depreciation and amortization expense increased to $631,000 for the six months ended June 30, 2005 compared to $376,000 for the six months ended June 30, 2004. The increase in depreciation and amortization expense for the six months ended June 30, 2005 was due to the increase in the amount of premises and equipment, which increased from an average $3.7 million during the six months of 2004 to $6.8 million for the first six months of 2005 as a result of the acquisition of Cuyamaca Bank and the increase in depreciation of premises and equipment from normal additions.

Data processing expense increased to $446,000 for the six months ended June 30, 2005 compared to $417,000 for the six months ended June 30, 2004. Data processing expense for the six months ended June 30, 2005 increased due to the increase in both deposits and loans as well as normal cost increases as a result of the acquisition of Cuyamaca Bank.

Office expenses were $427,000 for the six months ended June 30, 2005 compared to $328,000 for the six months ended June 30, 2004. The increase in office expense for the six months ended June 30, 2005 was primarily due to the acquisition of Cuyamaca Bank.

Increases in other operating expenses are due to the expansion of our operations, including the acquisition of Cuyamaca Bank and the addition of a de novo branch in Murrieta, CA. Other expenses increased to $2.4 million for the six months ended June 30, 2005 compared to $1.7 million for the six months ended June 30, 2004.

Provision for Income Taxes

The effective income tax rate was 39.7% for the six months ended June 30, 2005 compared to 37.6% for the six months ended June 30, 2004. The effective tax rate increase in the six months ended June 30, 2005 was relative to the increase in pretax income combined with a decrease in income tax credits. Provisions for income taxes totaled $3.5 million and $2.3 million for the six months ended June 30, 2005 and 2004, respectively.

Divisions of the Company

In order to better present and monitor our performance, we have separated the Bank into two distinct divisions, Banking and SBA. The separation of income and expenses, as well as assets and liabilities allows us and investors to better understand our performance.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the six months ended June 30, 2005, the Banking Division had a pre-tax profit of $4.1 million, with net interest income of $15.4 million, other operating income of $1.4 million, and other operating expenses of $11.7 million. Total assets of the Banking Division increased to $679.7 million at June 30, 2005 due to the strong loan growth.

Customer service charges increased to $498,000 for the six months ended June 30, 2005 compared to $384,000 for the six months ended June 30, 2004 due to an increase in transaction accounts.

Other fee income decreased to $463,000 for the six months ended June 30, 2005 compared to $621,000 for the six months ended June 30, 2004. The decrease in other fee income for the six ended June 30, 2005 is a result of a decrease in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Other operating expenses were $11.7 million for the six months ended June 30, 2005 compared to $8.0 million for the six months ended June 30, 2004. The increase in other operating expense is due to the expansion of our operations, including the acquisition of Cuyamaca Bank with four banking offices, and the addition of a de novo branch in Murrieta, CA, and increases in incentives as a result of higher loan production.

The following table shows the total assets and results of operations for the Banking Division as of and for the six months ended June 30, 2005 and 2004.

	Six months ended June 30,
	2005	2004
Interest income	$19,022	$12,347
Interest expense	3,622	1,939

Net interest income before provision for loan losses	15,400	10,408
Provision for loan losses	918	450
Other operating income	1,380	1,574
Other operating expense	11,729	7,977

Income before income tax provision	4,133	3,555
Income tax provision	1,546	1,247

Net income	$2,587	$2,308

Assets employed at quarter end	$679,747	$448,831

SBA 7a Division

The SBA 7a Division performance is measured in terms of profitability, asset quality, asset size, loan production and servicing revenue. SBA 7a loans have provided a recurring revenue stream from three sources – interest earned on retained loans, gain on sale of loans sold and servicing of loans sold to others. For the six months ended June 30, 2005, the SBA 7a Division had a pre-tax profit of $4.8 million, with net interest income of $2.5 million, other operating income of $3.9 million, and other operating expenses of $1.8 million. Net income improved due to an increase in the amount of 7a loans sold combined with improved net interest income due to the retention of loans and lowered cost of funds, partially offset by a higher cost of operations. As a result of the retention of SBA 7a loans, total assets of the SBA 7a Division were $90.5 million at June 30, 2005.

Loan servicing income increased to $479,000 for the six months ended June 30, 2005 compared to $393,000 for the six months ended June 30, 2004 due to an increase in the amount of loans serviced for others as a result of the increase in loans sold.

The following chart illustrates the earnings, asset and loan production growth of the SBA 7a Division for the six months ended June 30, 2005 and 2004.

	Six months ended June 30,
	2005	2004
Interest income	$3,741	$2,284
Interest expense	1,240	628

Net interest income before provision for loan losses	2,501	1,656
Provision for loan losses	(187)	63
Other operating income	3,924	2,810
Other operating expense	1,833	1,794

Income before income tax provision	4,779	2,609
Income tax provision	1,996	1,070

Net income	$2,783	$1,539

Assets employed at quarter end	$90,453	$83,020

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Income

Net income increased to $2.8 million for the three months ended June 30, 2005 compared to $2.0 million for the three months ended June 30, 2004. Basic earnings per share were $0.54 and $0.45 for the three months ended June 30, 2005 and 2004, respectively. Diluted earnings per share were $0.51 and $0.42 for the three months ended June 30, 2005 and 2004, respectively. ROTE was 22.76% for the three months ended June 30, 2005 compared to 19.73% for the three months ended June 30, 2004. The ROA for the three months ended June 30, 2005 was 1.54% compared to 1.57% for the three months ended June 30, 2004.

The increase in net income and profitability for the three months ended June 30, 2005 was mainly due to the increases in net interest income and other operating income, partially offset by an increase in other operating expense, as a result of the acquisition of Cuyamaca Bank and increased loan production. Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Other operating income increased primarily due to an increase in gain on sale of loans. Operating expenses increased primarily as a result of the Company’s expansion.

Net Interest Income

Net interest income is the most significant component of our income from operations. Net interest income is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities. Our loan portfolio experienced an 86 basis point increase in average yield primarily due to the impact of the prime rate increasing to 6.25% as of June 30, 2005 from 4.25% as of June 30, 2004.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	2005			2004
For the three months ended June 30,	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
	(dollars in thousands)
Average assets:
Securities and time deposits at other banks	$44,159	$446	4.04%	$25,434	$229	3.62%
Fed funds sold	10,513	76	2.92%	14,521	36	1.00%
Loans:
Commercial	42,473	736	6.95%	21,555	294	5.47%
Real Estate	519,797	10,024	7.73%	372,250	6,330	6.84%
Aircraft	29,920	503	6.75%	29,668	514	6.97%
Consumer	16,941	344	8.15%	3,183	57	7.20%

Total loans	609,131	11,607	7.64%	426,656	7,195	6.78%

Total earning assets	663,803	12,129	7.33%	466,611	7,460	6.43%
Non earning assets	70,141			36,659

Total average assets	$733,944			$503,270

Average liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing accounts	$188,150	320	0.68%	$124,198	140	0.45%
Time deposits	289,873	1,946	2.69%	222,542	872	1.58%

Total interest bearing deposits	478,023	2,266	1.90%	346,740	1,012	1.17%
Short term borrowing	33,441	254	3.04%	10,708	30	1.13%
Long term debt (1)	17,837	320	7.17%	14,506	227	6.29%

Total interest bearing liabilities	529,301	2,840	2.15%	371,954	1,269	1.37%
Demand deposits	127,045			84,289
Accrued expenses and other liabilities	9,565			6,940
Net shareholders’ equity	68,033			40,087

Total average liabilities shareholders’ equity	$733,944	$9,289		$503,270	$6,191

Net interest spread			5.18%			5.06%

Net interest margin			5.61%			5.34%

(1)	Long term debt shown net of the effect of the interest rate swap.

Interest income for the three months ended June 30, 2005 increased to $12.1 million compared to $7.5 million for the three months ended June 30, 2004. The increase was due to the 42.3% increase in the average balance of interest earning assets, combined with the increase in the yield on those assets. Due to internal growth and the acquisition of Cuyamaca Bank, average interest earning assets increased to $663.8 million for the three months ended June 30, 2005 compared to $466.6 million for the three months ended June 30, 2004. The yield on interest earning assets increased to 7.33% for the three months ended June 30, 2005 compared to 6.43% for the three months ended June 30, 2004. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $519.8 million with a yield of 7.73% for the three months ended June 30, 2005 compared to $372.3 million with a yield of 6.84% for the three months ended June 30, 2004.

Interest expense for the three months ended June 30, 2005 increased to $2.8 million compared to $1.3 million for the three months ended June 30, 2004. This increase was due to the increase in average interest bearing liabilities and increased short term borrowing, combined with the increase in the cost of those liabilities. Due to internal growth and the acquisition of Cuyamaca Bank, average interest-bearing liabilities increased to $529.3 million for the three months ended June 30, 2005 compared to $372.0 million for the three months ended June 30, 2004. Average time deposits, the largest component of interest bearing liabilities, increased to $289.9 million with a cost of 2.69% for the three months ended June 30, 2005 compared to $222.5 million with a cost of 1.58% for the three months ended June 30, 2004.

Other average borrowings increased to $51.3 million with a cost of 2.26% for the three months ended June 30, 2005 compared to $25.2 million with a cost of 2.04% for the three months ended June 30, 2004.

Average demand deposits increased 50.7% to an average $127.0 million for the three months ended June 30, 2005 from $84.3 million for the three months ended June 30, 2004. The cost of deposits, including demand deposits and interest bearing deposits, increased to 1.50% for the three months ended June 30, 2005 compared to 0.94% for the three months ended June 30, 2004. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 51.2% to $315.2 million for the three months ended June 30, 2005 compared to $208.5 million for the three months ended June 30, 2004. The cost of funds, including interest bearing liabilities and demand deposits, increased 62 basis points to 1.74% for the three months ended June 30, 2005 compared to 1.12% for the three months ended June 30, 2004.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended June 30, 2005 was $9.3 million compared to $6.2 million for the three months ended June 30, 2004. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Due to internal growth and the acquisition of Cuyamaca Bank, average interest earning assets increased to $663.8 million for the three months ended June 30, 2005 with a net interest margin of 5.61% compared to $466.6 million with a net interest margin of 5.34% for the three months ended June 30, 2004.

For the three months ended June 30, 2005, the increase in the net interest margin was primarily due to the increase in interest rates. For a discussion of the repricing of our assets and liabilities, see “Item 3 Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Estimated Loan Losses

The provision for estimated loan losses was $413,000 for the three months ended June 30, 2005 compared to $285,000 for the three months ended June 30, 2004. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $2.7 million for the three months ended June 30, 2005 compared to $2.5 million for the three months ended June 30, 2004. The increase in other operating income for the three months ended June 30, 2005 was primarily due to a slight increase in gain on sale of loans. For a further discussion of gain on sale of loans and loan servicing fees, see “SBA 7a Division” in this section. For a further discussion of customer service charges and other fee income, see “Banking Division” in this section.

Operating Expenses

Operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of operating expenses. Operating expenses increased to $6.9 million for the three months ended June 30, 2005 compared to $5.3 million for the three months ended June 30, 2004. The increase in operating expense was due to significant growth and expansion, including the acquisition of Cuyamaca Bank, with four banking offices, and the addition of a new banking office in Murrieta, CA, increases in incentives as a result of higher loan production.

The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus other operating income, excluding gains or losses on repossessed assets, improved to 57.23% for the three months ended June 30, 2005 compared to 60.28% for the three months ended June 30, 2004.

Salaries and employee benefits increased to $3.9 million for the three months ended June 30, 2005 compared to $2.8 million for the three months ended June 30, 2004. The increase in salaries and employee benefits for the three month period ended June 30, 2005 can be attributed to the addition of five branches, including four acquired in the Cuyamaca Bank merger, normal cost increases for salaries and benefits plus increased incentive based compensation due to increased loan and deposit production and profitability. Incentive based compensation (based on loan production, deposit generation and profitability), not including tax related expense, totaled $1.3 million for the three months ended June 30, 2005 compared to $1.0 million for the three months ended June 30, 2004.

Occupancy expense increased to $576,000 for the three months ended June 30, 2005 compared to $335,000 for the three months ended June 30, 2004. The increase in occupancy expense for the three months ended June 30, 2005 was due to normal increases in rent, the acquisition of Cuyamaca Bank, N.A. and the addition of a de novo branch in Murrietta, CA.

Professional services, including legal, accounting, regulatory and consulting, decreased to $451,000 for the three months ended June 30, 2005 compared to $654,000 for the three months ended June 30, 2004. The decrease in professional services for the three months ended June 30, 2005 was due to the Company being more efficient in the compliance with Section 404 of the Sarbanes-Oxley Act.

Depreciation and amortization expense increased to $330,000 for the three months ended June 30, 2005 compared to $186,000 for the three months ended June 30, 2004. The increase in depreciation and amortization expense for the three months ended June 30, 2005 was due to the increase in the amount of premises and equipment, which increased from an average $3.7 million during the three months ended June 30, 2004 to $6.8 million for the three months ended June 30, 2005 as a result of the acquisition of Cuyamaca Bank and the increase in depreciation of premises and equipment from normal additions.

Data processing expense slightly decreased to $222,000 for the three months ended June 30, 2005 compared to $236,000 for the three months ended June 30, 2004.

Office expenses were $217,000 for the three months ended June 30, 2005 compared to $165,000 for the three months ended June 30, 2004 due to internal growth and the acquisition of Cuyamaca Bank.

Increases in other operating expenses are due to the expansion of our operations, including the acquisition of Cuyamaca Bank and the addition of a de novo branch in Murrieta, Ca. Other expenses increased to $1.2 million for the three months ended June 30, 2005 compared to $924,000 for the three months ended June 30, 2004.

Provision for Income Taxes

The effective income tax rate was 40.1% for the three months ended June 30, 2005 compared to 37.8% for the three months ended June 30, 2004. The effective tax rate increase in the three months ended June 30, 2005 was relative to the increase in pretax income combined with a decrease in income tax credits. Provisions for income taxes totaled $1.9 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively.

Divisions of the Company

In order to better present and monitor our performance, we have separated the Bank into two distinct divisions, Banking and SBA. The separation of income and expenses, as well as assets and liabilities allows us and investors to better understand our performance.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the quarter ended June 30, 2005, the Banking Division had a pre-tax profit of $2.3 million, with net interest income of $8.0 million, other operating income of $847,000, and other operating expenses of $6.0 million. Total assets of the Banking Division increased to $679.7 million at June 30, 2005 due to the strong loan growth.

Customer service charges increased to $260,000 for the three months ended June 30, 2005 compared to $190,000 for the three months ended June 30, 2004 due to an increase in transaction accounts.

Other fee income decreased to $172,000 for the three months ended June 30, 2005 compared to $294,000 for the three months ended June 30, 2004. The decrease in other fee income for the three ended June 30, 2005 is a result of a decrease in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Other operating expenses were $6.0 million for the three months ended June 30, 2005 compared to $4.3 million for the three months ended June 30, 2004. The increase in other operating expense is due to the expansion of our operations, including the acquisition of Cuyamaca Bank with four banking offices, and the addition of a de novo branch in Murrieta, CA, and increases in incentives as a result of higher loan production.

The following table shows the total assets and results of operations for the Banking Division as of and for the three months ended June 30, 2005 and 2004.

	Three months ended June 30,
	2005	2004
Interest income	$10,180	$6,296
Interest expense	2,131	958

Net interest income before provision for loan losses	8,049	5,338
Provision for loan losses	573	326
Other operating income	847	849
Other operating expense	5,992	4,278

Income before income tax provision	2,331	1,583
Income tax provision	887	546

Net income	$1,444	$1,037

Assets employed at quarter end	$679,747	$448,831

SBA 7a Division

The SBA 7a Division performance is measured in terms of profitability, asset quality, asset size, loan production and servicing revenue. SBA 7a loans have provided a recurring revenue stream from three sources – interest earned on retained loans, gain on sale of loans sold and servicing of loans sold to others. For the quarter ended June 30, 2005, the SBA 7a Division had a pre-tax profit of $2.4 million, with net interest income of $1.2 million, other operating income of $1.9 million, and other operating expenses of $881,000. Net income improved due to an increase in the amount of 7a loans sold combined with improved net interest income due to the retention of loans and lowered cost of funds, partially offset by a higher cost of operations. As a result of the retention of SBA 7a loans, total assets of the SBA 7a Division were $90.5 million at June 30, 2005.

Loan servicing income increased to $255,000 for the three months ended June 30, 2005 compared to $195,000 for the three months ended June 30, 2004 due to an increase in the amount of loans serviced for others as a result of the increase in loans sold.

The following chart illustrates the earnings, asset and loan production growth of the SBA 7a Division for the three months ended June 30, 2005 and 2004.

	Three months ended June 30,
	2005	2004
Interest income	$1,949	$1,164
Interest expense	709	311

Net interest income before provision for loan losses	1,240	853
Provision for loan losses	(160)	(41)
Other operating income	1,874	1,677
Other operating expense	881	977

Income before income tax provision	2,393	1,594
Income tax provision	1,006	654

Net income	$1,387	$940

Assets employed at quarter end	$90,453	$83,020

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2005 compared to December 31, 2004

The demand for our banking products has led to continued increases in loans and deposits during the first half of 2005. As of June 30, 2005, total assets were $770.2 million, an increase of 20.0% compared to $641.6 million as of December 31, 2004. Total gross loans increased to $648.3 million as of June 30, 2005 compared to $543.5 million as of December 31, 2004. Total deposits increased to $633.5 million as of June 30, 2005 compared to $549.8 million as of December 31, 2004. Stockholders’ equity increased to $68.3 million as of June 30, 2005 compared to $63.1 million as of December 31, 2004.

Investments

Our investment portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA pass through securities and overnight investments in the Federal Funds market. Our held to maturity portfolio increased to $7.4 million as of June 30, 2005 compared to $4.2 million as of December 31, 2004. The increase in held to maturity securities was due to the purchase of agency bonds partially offset by the maturing or prepayment of agency bonds and mortgage backed securities. As of June 30, 2005, $900,000 was held as collateral for public funds, treasury, tax, and loan deposits and for other purposes.

Our available for sale portfolio increased to $42.6 million as of June 30, 2005 compared to $26.6 million as of December 31, 2004. The available for sale portfolio is made up of agency mortgage backed securities that are readily marketable and are marked to market on a monthly basis. Of the $42.6 million, a single security of $1.3 million was pledged as additional security for our interest rate swap. The collateral requirement for the interest rate swap is the greater of the mark to market value of the swap or $945,000. Therefore, as interest rates increase, it is probable that the collateral required will increase. In addition to the security pledged for the swap, a portion of the portfolio was held as collateral for public funds, treasury, tax and loan deposits and for other purposes at June 30, 2005.

Average Federal Funds sold for the six months ended June 30, 2005 were $11.1 million compared to $15.0 million for the six months ended June 30, 2004.

We held $1.7 million and $1.2 million in Federal Reserve Bank stock as of June 30, 2005 and December 31, 2004, respectively. We held $3.0 million and $2.2 million in Federal Home Loan Bank stock as of June 30, 2005 and December 31, 2004, respectively.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
At June 30, 2005
Held to Maturity
Agency mortgage-backed securities	$6,718	$31	$(15)	$6,734
SBA loan pools	714	5	(7)	712

Total held to maturity	$7,432	$36	$(22)	$7,446

Available for sale
Agency mortgage-backed securities	$42,915	$—	$(342)	$42,573

At December 31, 2004
Held to Maturity
Agency mortgage-backed securities	$3,281	$53	$(6)	$3,328
SBA loan pools	917	6	—	923

Total held to maturity	$4,198	$59	$(6)	$4,251

Available for sale
Agency mortgage-backed securities	$26,701	$39	$(178)	$26,562

The contractual maturities held to maturity at June 30, 2005 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
Mortgage-backed securities
Due greater than one year through five years	$181	$183	5.02%
Due greater than five years through ten years	5,035	5,052	4.82%
Mortgage-backed securities due greater than ten years	44,417	44,072	3.74%

Subtotal mortgage-backed securities	49,633	49,307	3.86%
SBA pass through securities
Due greater than ten years	714	712	2.91%

Total	$50,347	$50,019	3.84%

As of June 30, 2005, the Company held investments with unrealized holding losses totaling $364,000, consisting of the following (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities, classified as held to maturity
FNMA	$—	$—	$684	$(15)	$684	$(15)
SBA	418	(7)	—	—	418	(7)

	$418	$(7)	$684	$(15)	$1,102	$(22)

Mortgage-backed securities, classified as available for sale
FHLMC	$17,639	$(198)	$—	$—	$17,639	$(198)
FNMA	15,430	(144)	—	—	15,430	(144)

	$33,069	$(342)	$—	$—	$33,069	$(342)

As of June 30, 2005, the unrealized holding losses related to variable rate mortgage-backed securities. Such unrealized holding losses are the result of an increase in market interest rates in the second half 2004 and the first half of 2005 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, as well as management’s intent and ability to hold these securities until the unrealized loss is recovered, management concluded that such unrealized losses were not other than temporary as of June 30, 2005.

Loans

As a result of increased loan origination total gross loans have increased to $648.3 million as of June 30, 2005 compared to $543.5 million as of December 31, 2004. Our total servicing portfolio increased to $835.1 million as of June 30, 2005 compared to $715.5 million as of December 31, 2004. We service sold loans for others, primarily consisting of SBA 7a loans, which increased to $190.3 million as of June 30, 2005 compared to $172.0 million as of December 31, 2004.

Loan Origination and Sale. The following table sets forth our loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At and for the six months ended June 30,		At and for the three months ended June 30,
	2005	2004	2005	2004
Beginning balance	$532,012	$394,212	$584,947	$416,429
Loans originated:
Commercial loans	21,557	13,484	13,775	3,933
Aircraft	8,415	4,033	4,308	2,389
Real estate:
Construction loans	69,966	55,160	46,135	30,822
One- to four-family	476	375	—	375
Commercial	187,648	130,735	103,758	82,639
Consumer	5,217	830	2,199	720

Total loans originated	293,279	204,617	170,175	120,878
Loans sold
Real estate:
One- to four-family	535	—	—	—
Commercial	45,227	35,006	25,316	19,978

Total loans sold	45,762	35,006	25,316	19,978
Less:
Principal repayments	141,806	121,786	93,820	75,481
Other net changes (1)	2,094	707	358	518

Total loans	$635,629	$441,330	$635,628	$441,330

(1)	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Loans held for sale are accounted for at the lower of cost or market at any given reporting date. Market is determined by obtaining estimated pricing from third party investors in similar types of product and considers loan type, maturity, interest rate, margin (if applicable) and other factors. As of June 30, 2005, loans held for sale totaled $139.4 million compared to $101.6 million as of December 31, 2004. For the three months and six months ended June 30, 2005 and 2004, there were no lower of cost or market adjustments to loans held for sale.

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

	At June 30, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$43,372	6.69%	$35,213	6.48%
Aircraft loans	31,413	4.85%	28,819	5.30%
Real estate:
Construction loans	89,187	13.76%	75,200	13.84%
One - to four-family HFI	11,151	1.72%	8,690	1.60%
Commercial HFI	316,304	48.79%	276,724	50.91%
Commercial HFS	139,372	21.50%	101,385	18.65%
Consumer:
Home equity lines of credit	8,167	1.25%	8,027	1.48%
Other	9,374	1.44%	9,473	1.74%

Total gross loans outstanding	648,340	100.00%	543,531	100.00%
Deferred loan fees and unamortized gains	(4,319)		(4,011)
Allowance for loan losses	(8,392)		(7,508)

Net loans	$635,629		$532,012

Loan Maturity

The following table sets forth the contractual maturities of our gross loans at June 30, 2005:

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$30,090	$8,451	$3,384	$1,447	$43,372
Aircraft loans	2,138	3,263	3,997	22,015	31,413
Real estate:
Construction loans	79,552	4,843	654	4,138	89,187
Secured by one - to four-family residential properties	3,457	5,202	505	1,987	11,151
Secured by commercial properties	101,914	52,444	47,801	253,517	455,676
Consumer:
Home equity lines of credit	13	38	21	8,095	8,167
Other	2,129	1,202	951	5,092	9,374

Total gross loans held for investment and held for sale	$219,293	$75,443	$57,313	$296,291	$648,340

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

The following table sets forth our non-performing assets at the dates indicated:

	June 30, 2005	December 31, 2004
	(dollars in thousands)
Non-accrual loans	$7,910	$4,027
Troubled debt restructurings	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—

Total non-performing loans	7,910	4,027
Repossessed assets	68	—

Total non-performing assets	$7,978	$4,027

SUPPLEMENTAL DATA
Undisbursed portion of construction and other loans	$182,051	$149,075
Government guaranteed portion of total loans	$29,596	$37,018
Non-performing loans, net of government guarantees	$5,028	$2,133

Total non-performing loans/gross loans	1.22%	0.74%
Total non-performing assets/total assets	1.04%	0.63%
Total non-performing loans, net of guarantees/gross loans	0.78%	0.39%
Total non-performing assets, net of guarantees/total assets	0.66%	0.33%

Allowance for loan losses	$8,392	$7,508
Net charge offs to average loans outstanding	-0.05%	0.01%
Loan loss allowance/loans, gross	1.29%	1.38%
Loan loss allowance/loans held for investment	1.66%	1.71%
Loan loss allowance/non-performing loans	106.09%	186.44%
Loan loss allowance/non-performing assets	105.19%	186.44%
Loan loss allowance/non-performing loans, net of guarantees	166.91%	351.99%
Loan loss allowance/non-performing assets, net of guarantees	164.68%	351.99%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of June 30, 2005 and December 31, 2004 all impaired or non-accrual loans were collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of June 30, 2005 we had fourteen loans on non-accrual status totaling $7.9 million with $2.9 million, or 36.4%, guaranteed by the government. As of December 31, 2004, loans on non-accrual status totaled $4.0 million. Of this total, $1.9 million, or 47.0%, was guaranteed by the government. The increase in non-accrual loans is primarily due to two loans totaling $3.6 million which became classified as non-accrual during the second quarter of 2005. One loan is collateralized by a residential property and the other loan is collateralized by a commercial property. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $13.7 million as of June 30, 2005 compared to $6.1 million as of December 31, 2004. The increase was due to the addition of four classified loans valued at $7.8 million during the six months ended June 30, 2005, two of which are delinquent at this time.

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

The following table sets forth information regarding our allowance for loan losses at the dates and for the periods indicated:

	At or for the six months ended June 30,		At and for the three months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Balance at beginning of year	$7,508	$5,210	$7,917	$5,428
Chargeoffs:
Commercial	—	11	—	—
Consumer	9	10	3	2

Total chargeoffs	9	21	3	2
Recoveries:
Commercial	—	4	—	4
Aircraft	161	—	65	—
Consumer	1	9	—	2

Total recoveries	162	13	65	6

Net chargeoffs (recoveries)	(153)	8	(62)	(4)
Reserve for losses on commitments to extend credit *	—	—	—	(2)
Provision for loan losses	731	513	413	285

Balance at end of period	$8,392	$5,715	$8,392	$5,715

Net charge offs (recoveries) to average loans	-0.05%	0.00%	-0.04%	0.00%

*	During the six months and three months ended June 30, 2005, there have been no charge offs or recoveries on commitments to extend credit.

As of June 30, 2005 the balance in the allowance for loans losses was $8.4 million compared to $7.5 million as of December 31, 2004.

As of June 30, 2005 the allowance was 1.29% of total gross loans compared to 1.38% as of December 31, 2004. As a percent of loans held for investment, the allowance was 1.66% as of June 30, 2005 compared to 1.71% as of December 31, 2004. During the three months and six months ended June 30, 2005, there were no major changes in loan concentrations that affected the allowance for loan losses. There have been no significant changes in estimation methods during the periods presented. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced, or expected trends within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 106.09% as of June 30, 2005 compared to 186.44% as of December 31, 2004, reflecting the increase in non-performing loans. Management believes the allowance at June 30, 2005 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net recoveries for the three months ended June 30, 2005 totaled $62,000 compared to net recoveries of $4,000 for the three months ended June 30, 2004. Net recoveries for the six months ended June 30, 2005 totaled $154,000 compared to net charge offs of $8,000 for the six months ended June 30, 2004. Our management and Directors’ Loan Committee have also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. Our management and Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, the market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other real estate owned and repossessed assets. As of June 30, 2005 and December 31, 2004, there were no OREOs. There was one $68,000 repossessed asset as of June 30, 2005 compared to no repossessed assets as of December 31, 2004. As of June 30, 2005, the repossessed asset was a single mobile home property and was valued using the collateral method based on a recent appraisal of the underlying collateral.

Affordable housing investments. The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on a level-yield method over the life of the related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $5.2 million as of June 30, 2005. The Company’s usage of tax credits approximated $89,000 and $107,000 during the quarters ended June 30, 2005 and 2004, respectively. The Company’s usage of tax credits approximated $179,000 and $214,000 during the six months ended June 30, 2005 and 2004, respectively. Investment amortization amounted to $77,000 and $79,000 for the quarters ended June 30, 2005 and 2004, respectively. Investment amortization amounted to $152,000 and $140,000 for the six months ended June 30, 2005 and 2004, respectively. As of both June 30, 2005 and December 31, 2004, the investment in these partnerships totaled $2.6 million. The Company had a commitment to fund an additional $3.0 million to these partnerships as of June 30, 2005.

Deposits and Borrowings

Total deposits increased to $633.5 million as of June 30, 2005 compared to $549.8 million as of December 31, 2004. Interest bearing deposits increased to $503.1 million as of June 30, 2005 compared to $439.0 million as of December 31, 2004. Non-interest bearing deposits increased to $130.4 million as of June 30, 2005 compared to $110.8 million as of December 31, 2004. Total wholesale deposits were $88.0 million as of June 30, 2005 compared to $58.8 million as of December 31, 2004. The Company used wholesale deposits combined with short term borrowings during the first half of 2005 in order to fund the 19.5% increase in net loans. Total retail banking deposits increased to $541.7 million as of June 30, 2005 compared to $489.2 million as of December 31, 2004.

Short term borrowings totaled $40.0 million as of June 30, 2005 compared to $1.0 million as of December 31, 2004. We established a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to assist in funding the 19.5% increase in total loans and increase our liquidity.

Long term debt, consisting primarily of trust preferred securities, totaled $18.0 million as of June 30, 2005 compared to $17.6 million as of December 31, 2004. The net change in long term debt is a result of the change in the market value of the interest rate swap hedging the $10.0 million fixed rate trust preferred securities portfolio. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for further information.

The Company had the following borrowing facilities as of June 30, 2005 and December 31, 2004 (dollars in thousands):

			As of June 30, 2005		As of December 31, 2004
	Maximum borrowing	Expiration date	Month-end interest rate	Outstanding balance	Month-end interest rate	Outstanding balance
Trust Preferred I *	$10,000	Sep 30, 2030	11.00%	$10,000	11.00%	$10,000
Trust Preferred II	5,000	Sep 01, 2033	5.98%	5,000	5.45%	5,000
Federal Home Loan Bank	117,835	Open ended	3.45%	42,790	2.21%	3,790
Pacific Coast Bankers Bank	20,000	Jun 30, 2006	N/A	—	N/A	—
Wells Fargo	15,000	Open ended	N/A	—	N/A	—
U.S. Bank	20,000	Open ended	N/A	—	N/A

	$187,835			$57,790		$18,790

*	The interest rate swap agreement effectively converts the 11.00% fixed rate interest payments to variable payments. The effective rate as of June 30, 2005 was 8.56%.

Capital

Our stockholders’ equity increased to $68.3 million as of June 30, 2005 compared to $63.1 million as of December 31, 2004. The increase in stockholders’ equity is a result of net income of $5.4 million for the six months ended June 30, 2005 combined with proceeds from the exercise of stock options, less the cash dividends paid during the six months.

On February 26, 2004, the Company announced the payment of a cash dividend of $0.05 per common share (payable on March 31, 2004) and the initiation of a policy of paying quarterly cash dividends. The Company paid $0.05 per share for each quarter on March 31, 2004 and June 30, 2004. The Company paid $0.10 per share for each quarter on March 31, 2005 and June 30, 2005. From 1998 until the first quarter of 2004, the Company had paid no cash dividends. Whether or not any cash dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Community Bancorp’s and the Bank’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends. In connection with the $15.0 million in outstanding trust preferred securities, we have the right to defer the payment of interest on these securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock.

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

At June 30, 2005 and December 31, 2004, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.

CAPITAL RATIOS	June 30, 2005	December 31, 2004
Holding Company Ratios
Total capital (to risk-weighted assets)	10.45%	11.47%
Tier 1 capital (to risk-weighted assets)	9.23%	10.22%
Tier 1 capital (to average assets)	9.10%	9.48%
Tangible equity to total assets	6.66%	7.33%

Bank only Ratios
Total capital (to risk-weighted assets)	10.17%	11.19%
Tier 1 capital (to risk-weighted assets)	8.95%	9.94%
Tier 1 capital (to average assets)	8.82%	9.30%

Financial Borrowings and Commitments

As of June 30, 2005 the financial borrowings and commitments having an initial or remaining term of more than one year are as follows:

	Net Rental Commitments	Trust Preferred Securities	Other Borrowings	Total Commitments
	(dollars in thousands)
2005	$689	$—	$40,000	$40,689
2006	1,350	—	$1,290	2,640
2007	1,209	—	$1,250	2,459
2008	1,129	—	$—	1,129
2009	1,038	—	$250	1,288
Thereafter	3,834	15,227	$—	19,061

Total	$9,249	$15,227	$42,790	$67,266

In addition to the above, we have commitments to extend credit on undisbursed construction and other loans totaling $182.1 million as of June 30, 2005.

The Company has a credit line with the FHLB with a limit of $117.8 million as of June 30, 2005, with a balance outstanding of $42.8 million. In addition, we have credit lines with other correspondent banks of $55.0 million. There were no advances against these lines as of June 30, 2005. Of the total advances from the FHLB, $40.0 million have a remaining term of less than one year.

In June 2005, the Company entered into a commitment to issue trust preferred securities of a to-be-created Trust subsidiary of the Company in the aggregate amount of $20.0 million no later than August 30, 2005. The trust preferred securities are expected to be 30 year fixed/floating rate securities with a fixed rate of interest at 5.85% for the first five years, and a floating rate of interest thereafter at LIBOR plus 1.69%.

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

We experienced net cash outflows from operating activities of $37.8 million during the six months ended June 30, 2005 compared to net cash outflows of $26.9 million during the six months ended June 30, 2004. Net cash outflows from operating activities during the first six months of 2005 and 2004 were both primarily due to the origination of loans held for sale in excess of proceeds from the sale of loans, partially offset by our net income. Net cash outflows from investing activities totaled $75.9 million and $24.9 million during the six months ended June 30, 2005 and 2004, respectively. Net cash outflows from investing activities for the six months ended June 30, 2005 can be attributed to the growth in the Bank’s loan portfolio and the purchase of additional investments offset by proceeds from principal repayments on loans held for investment and the decrease in federal funds sold. Net cash outflows from investing activities for the six months ended June 30, 2004 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment, combined with the increase in federal funds sold. We experienced net cash inflows from financing activities of $122.5 million and $51.7 million during the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, interest bearing and non-interest bearing deposits increased $64.1 million and $19.7 million, respectively. This increase was enhanced by a net increase in short term borrowing of $39.0 million. During the six months ended June 30, 2004, interest bearing and non-interest bearing deposits increased $39.2 million and $13.8 million, respectively.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At June 30, 2005 our available borrowing capacity includes approximately $55.0 million in federal funds line facilities and $75.0 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At June 30, 2005, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the six months ended June 30, 2005 there were $500,000 in dividends by the Bank to Community Bancorp Inc used primarily to fund the second quarter dividend. During the six months ended June 30, 2004 there were no dividends paid by the Bank to Community Bancorp Inc. As of June 30, 2005, approximately $12.6 million of undivided profits of the Bank were available for dividends to the Company.

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

In connection with the $15.0 million in trust preferred securities discussed in “Capital,” the Company issued the full and unconditional payment guarantee of certain accrued distributions.

In the ordinary course of business, the Company entered into an interest rate swap to effectively convert the 11% fixed rate interest payments on $10.0 million of its trust preferred securities to variable payments. For a fuller discussion of this financial instrument, refer to Note 10 of the Company’s consolidated financial statements contained in the Company’s December 31, 2004 10-K.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of June 30, 2005, 84.5% of our loan portfolio was tied to adjustable rate indices. Of our total loan portfolio, 50.9% are adjustable rate loans that are tied to prime and reprice within 90 days. As of June 30, 2005, 50.3% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of June 30, 2005, 69.6% of our long term debt was fixed rate with an average remaining term of 22.0 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate debt to variable rate with a six month adjustment period. The Gap table below reflects the affects of this interest rate swap.

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

At June 30, 2005, 50.3% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging twelve months. The remaining weighted average term to maturity for our CD accounts approximated six months at June 30, 2005. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $184.6 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of June 30, 2005, with rates being paid between 0.15% and 2.47%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers will no longer maintain the deposit with the bank.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of June 30, 2005. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of June 30, 2005

	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$317,414	$28,870	$84,081	$115,467	$2,283	$548,115
Fixed rate loans, gross (1)(2)	16,337	13,609	4,842	26,271	39,166	100,225
Investments:
Investment securities held-to-maturity	35	760	847	3,609	2,181	7,432
Investment securities available-for-sale	—	5,724	1,928	34,921	—	42,573
Federal funds sold	1,680	—	—	—	—	1,680
Other investments	2,713	—	—	225	4,656	7,594

Total interest sensitive assets	338,179	48,963	91,698	180,493	48,286	707,619

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	130,448	130,448
Interest bearing (1)	266,705	57,618	159,544	19,213	—	503,080
Other borrowings (3)	55,227	—	—	2,790	—	58,017

Total interest sensitive liabilities	$321,932	$57,618	$159,544	$22,003	$130,448	$691,545

GAP Analysis
Interest rate sensitivity gap	$16,247	$(8,655)	$(67,846)	$158,490	$(82,162)	$16,074
GAP as % of total interest sensitive assets	2.30%	-1.22%	-9.59%	22.40%	-11.61%	2.27%
Cumulative interest rate sensitivity gap	$16,247	$7,592	$(60,254)	$98,236	$16,074	$16,074
Cumulative gap as % of total interest sensitive assets	2.30%	1.07%	-8.52%	13.88%	2.27%	2.27%

(1)	Fixed rate loans and time deposits are assumed to mature on their contractual maturity date, and no assumptions have been assumed for historical prepayment experience. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company's assumptions

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

The following table shows the effects of changes in projected net interest income for the twelve months ending June 30, 2006 under the interest rate shock scenarios stated. The table was prepared as of June 30, 2005, at which time prime was 6.25%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
(dollars in thousands)
+ 300 bp	$53,310	$10,641	24.94%
+ 200 bp	$49,847	$7,178	16.82%
+ 100 bp	$46,332	$3,663	8.58%
0 bp	$42,669	$—	0.00%
- 100 bp	$39,194	$(3,475)	-8.14%
- 200 bp	$37,208	$(5,461)	-12.80%
- 300 bp	$36,822	$(5,847)	-13.70%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II OTHER INFORMATION

Item 1	Legal Proceedings

None to report.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None to report.

Item 3	Defaults upon senior securities

None to report.

Item 4	Submission of matters to a vote of security holders

The following items were submitted to the security holders for approval at the annual meeting held on May 25, 2005:

1.	Election of the following four persons for a term of three years to the Board of Directors of the Company.

The results of the vote were as follows:

	For	Withheld
Gary W. Deems	4,719,230	21,568
Philip D. Oberhansley	4,720,257	20,541
Thomas E. Swanson	4,704,593	36,205
M. Faye Wilson	4,716,249	24,549

2.	Approval of the 2005 Equity Based Compensation Plan.

The results of the vote were as follows:

In favor	2,725,851
Against	114,764
Abstain	145,368
Broker non-votes	1,745,815

3.	Approval of the Stockholder Proposal to Eliminate Classified Board of Directors

The results of the vote were as follows:

In favor	793,667
Against	2,009,586
Abstain	182,730
Broker non-votes	1,745,815

Item 5	Other information

None to report.

Item 6	Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc.
(Registrant)

Date August 2, 2005	/s/ Michael J. Perdue
Michael J. Perdue
President and Chief Executive Officer

Date August 2, 2005	/s/ L. Bruce Mills, Jr.
L. Bruce Mills, Jr.
Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications