Form 10-Q
period 2005-09-30
COMMUNITY BANCORP INC
filed 2005-11-04
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to             .

Commission File No. 000 – 26505

COMMUNITY BANCORP INC.

(Name of issuer in its charter)

Delaware	33-0859334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Canterbury Place, Suite 300, Escondido, California	92025
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (760) 432-1100

(Former Address)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check whether or not the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock outstanding as of October 31, 2005: 5,936,788

COMMUNITY BANCORP INC.

2005 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)(unaudited)

	September 30, 2005	December 31, 2004
ASSETS:
Cash and cash equivalents	$18,850	$14,842
Interest bearing deposits in financial institutions	717	1,825
Federal funds sold	3,090	9,565
Investments:
Held-to-maturity at amortized cost; pledged $720 (2005) and $2,111 (2004), estimated fair value of $6,870 (2005) and $4,251 (2004)	6,976	4,198
Available-for-sale, at estimated fair value; pledged $17,941 (2005) and $12,750 (2004)	42,613	26,562
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	5,284	3,388
Loans held for investment	589,896	437,932
Less allowance for loan losses	(10,124)	(7,508)

Net loans held for investment	579,772	430,424
Loans held for sale	143,767	101,588
Premises and equipment, net	6,976	6,737
Other real estate owned and repossessed assets	68	—
Affordable housing investments	2,473	2,579
Accrued interest	3,266	2,086
Other assets	10,162	8,737
Income tax receivable	674	—
Deferred tax asset, net	5,610	5,928
Servicing assets, net	4,554	4,011
Interest-only strips, at fair value	2,196	1,749
Goodwill and other intangibles	45,247	17,387

Total assets	$882,295	$641,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing	$576,109	$438,995
Non-interest bearing	159,892	110,771

Total deposits	736,001	549,766
Short term borrowing	3,000	1,000
Long term debt	38,655	17,640
Accrued expenses and other liabilities	11,797	10,082

Total liabilities	789,453	578,488

Commitments and Contingencies (Note 8)
Stockholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding; 5,936,578 (including 11,670 restricted stock awarded under the equity based compensation plan) at September 30, 2005 and 5,162,725 at December 31, 2004	3,703	3,227
Additional paid-in capital	61,635	38,994
Deferred compensation - restricted stock	(256)
Accumulated other comprehensive loss, net of taxes of $270 (2005) and $66 (2004)	(319)	(73)
Retained earnings	28,079	20,970

Total stockholders’ equity	92,842	63,118

Total liabilities and stockholders’ equity	$882,295	$641,606

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Interest Income:
Interest on loans	$14,231	$7,522	$36,040	$21,585
Interest on fed funds sold	59	52	208	124
Interest on other investments	573	233	1,378	729

Total interest income	14,863	7,807	37,626	22,438

Interest Expense:
Deposits	3,141	1,126	7,011	3,166
Short term borrowing	189	32	576	107
Long term debt	472	235	1,077	687

Total interest expense	3,802	1,393	8,664	3,960

Net interest income before provision for loan losses	11,061	6,414	28,962	18,478
Provision for loan losses	430	325	1,161	838

Net interest income after provision for loan losses	10,631	6,089	27,801	17,640

Other operating income:
Net gain on sale of loans	1,533	1,952	5,240	4,938
Loan servicing fees, net	221	221	700	614
Customer service charges	295	185	793	569
(Loss) gain on sale of repossessed assets	—	(160)	157	(160)
Other fee income	418	335	881	956

Total other operating income	2,467	2,533	7,771	6,917

Other operating expenses:
Salaries and employee benefits	4,393	2,916	11,981	8,134
Occupancy	574	340	1,695	1,033
Professional services	512	818	1,505	1,902
Depreciation and amortization	326	190	957	566
Data processing	226	194	672	611
Office expenses	217	155	644	483
Other expenses	1,188	723	3,544	2,378

Total other operating expenses	7,436	5,336	20,998	15,107

Income before income tax provision	5,662	3,286	14,574	9,450
Income tax provision	2,278	1,256	5,820	3,573

Net income	3,384	2,030	8,754	5,877
Other comprehensive income (loss) - unrealized gain / (loss) on available for sale securities, net of income tax benefit (expense) of $(126), $92, $(203) and $43	(119)	136	(246)	63

Comprehensive income	$3,265	$2,166	$8,508	$5,940

Basic earnings per share	$0.61	$0.46	$1.63	$1.34

Diluted earnings per share	$0.58	$0.43	$1.54	$1.25

Average shares outstanding for basic earnings per share	5,575,725	4,402,605	5,358,627	4,385,565
Average shares outstanding for diluted earnings per share	5,880,850	4,705,546	5,669,122	4,685,097

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)(unaudited)

For the nine months ended September 30,	2005	2004
Cash flows from operating activities:
Net income	$8,754	$5,877
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	957	566
Provision for loan losses	1,161	838
Net amortization of premiums on investment securities	724	81
Amortization of affordable housing investment	229	140
Amortization of core deposit intangibles	199	—
Amortization of deferred compensation - restricted stock	121	—
Net change in deferred loan origination costs and fees, discount on unguaranteed portion of loans retained, and allowance for loan loss	102	668
Gain on sale of loans	(5,093)	(3,944)
(Gain) loss on sale of other repossessed assets	(157)	160
Deferred income tax benefit	(955)	—
Capitalization of interest-only strips	(681)	(762)
Amortization of interest-only strips	78	99
Change in unrealized loss on interest-only strips	166	74
Capitalization of servicing asset	(934)	(759)
Amortization of servicing asset	420	318
Change in valuation allowance for servicing asset	19	(10)
Loss on disposal of premises and equipment	38	—
Unrealized gain on interest rate swap agreement	15	137
Unrealized hedging loss on long term debt	(15)	(137)
Origination of loans held for sale	(115,747)	(96,654)
Proceeds from sale of loans held for sale	78,670	57,636
Increase in income tax receivable	(98)	(681)
(Decrease) increase in income tax payable	(319)	186
(Decrease) increase in accrued interest and other assets	(1,960)	1,842
Increase (decrease) in accrued expenses and other liabilities	1,201	(1,878)

Net cash used in operating activities	(33,105)	(36,203)

Cash flows from investing activities:
Origination of loans held for investment	(263,896)	(216,366)
Proceeds from principal paid on loans held for investment	191,275	203,502
Net change in interest bearing deposits in financial institutions	1,108	582
Purchases of investments held-to-maturity	(4,091)	—
Maturities of investments held-to-maturity	1,273	3,190
Purchases of available-for-sale investments	(19,913)	—
Maturities of available-for-sale investments	7,027	3,344
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(1,300)	(789)
Cash paid for acquisitions	(14,527)	—
Cash and cash equivalents obtained from acquisitions	40,524	—
Other repossessed assets acquired in foreclosure	—	(31)
Paydown of debt acquired on other repossessed assets	(729)
Proceeds from sale of other real estate owned and repossessed assets	1,788	290
Increase in affordable housing investments	(122)	(282)
Purchases of premises and equipment	(1,089)	(865)
Net decrease (increase) in Federal funds sold	6,475	(13,245)

Net cash used in investing activities	(56,197)	(20,670)

See accompanying notes to consolidated financial statements.	(continued	)

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)(unaudited)

For the nine months ended September 30,	2005	2004
Cash flows from financing activities:
Net increase in deposits:
Interest bearing	$44,882	$39,258
Non-interest bearing	27,186	21,726
Proceeds from exercise of stock options	887	482
Cash dividends paid	(1,645)	(659)
Increase in obligation to affordable housing investment	—	1,288
Issuance of trust preferred securities	20,000	—
Net change in short term borrowings	2,000	(5,000)

Net cash provided by financing activities	93,310	57,095

Net increase in cash and cash equivalents	4,008	222
Cash and cash equivalents at beginning of period	14,842	17,940

Cash and cash equivalents at end of period	$18,850	$18,162

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on time deposits	$6,075	$3,038
Interest on other borrowings	1,881	793

Total interest paid	$7,956	$3,831

Income taxes	$5,524	$4,055

Supplemental disclosure of non-cash investing activities:
Loans transferred to repossessed assets	$—	$39

Debt acquired on other repossessed assets	$729	$—

Other repossessed assets acquired in foreclosure	$1,699	$—

Loans held for sale transferred to held for investment	$—	$689

Loans held for investment transferred to held for sale	$—	$1,314

Tax benefit for options exercised	$241	$—

Assets acquired from acquisitions	$(125,175)	$—

Liabilities acquired from acquisitions	$116,015	$—

Supplemental disclosure of non-cash financing activities:
Change in unrealized loss on available-for sale securities, net of income tax benefit of $(203) and $(43) recorded in other comprehensive income	$(246)	$63

See accompanying notes to consolidated financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

Note 1 Basis of Presentation:

The interim financial statements included herein have been prepared by Community Bancorp Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiary Community National Bank (the “Bank”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions. We also have three unconsolidated subsidiaries, Community (CA) Capital Trust I (“Trust I”), Community (CA) Capital Statutory Trust II (“Trust II”) and Community (CA) Capital Statutory Trust III (“Trust III”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2005, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2005 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2 Merger-related Activity:

Cuyamaca Bank, N.A. Merger - Pursuant to the Agreement and Plan of Merger, dated June 28, 2004, by and between the Company and Cuyamaca Bank, N.A. (the Merger Agreement), the Company acquired all the assets and assumed the liabilities of Cuyamaca Bank, N.A. Cuyamaca’s results of operations were included in the Company’s results beginning October 1, 2004.

Under the terms of the Merger Agreement, shareholders of Cuyamaca Bank common stock had the choice to receive cash, shares of Community or a combination of the two. The transaction was valued at $26.6 million, or $25.56 per share, including the fair value of options outstanding (the exchange ratio for stock consideration was 1.0439 shares of Community common stock for each Cuyamaca share). The total consideration was paid in 678,939 shares of CMBC stock and $7.4 million in cash, in accordance with the provisions of the Merger Agreement. Cuyamaca Bank operated banking offices in the east San Diego County cities of Santee, El Cajon and La Mesa and in the north San Diego County city of Encinitas. All of the banking offices of Cuyamaca are being operated by Community National Bank.

The Merger was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below. The Company made a purchase price adjustment of approximately $890,000 related to the tax effects of the Core Deposit Intangibles during the nine months ended September 30, 2005.

(dollars in thousands, except per share data)
Purchase price
Cuyamaca Bank, N.A. common stock exchanged	650,387
Exchange ratio	1.0439

Total shares of the Company’s common stock exchanged	678,939
Fair value per share of the Company’s common stock (1)	$25.56

Total value of the Company’s common stock exchanged		$17,352
Cash paid for Cuyamaca Bank, N. A common stock		7,445
Direct acquisition costs		1,823

Total purchase price		$26,620

Allocation of the purchase price
Cuyamaca Bank, N.A. stockholder’s equity		$9,108
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Investments		2
Loans		(919)
Premises and equipment		61
Other assets and deferred income tax		(158)
Deposits		(126)
Other liabilities		284

Estimated fair value of net assets acquired		8,252

Estimated gross goodwill resulting from the Merger (2)		$18,368

(1)	The value of the shares of common stock exchanged with Cuyamaca Bank, N.A. stockholders was based upon the 20 day average closing price of the Company shares ending on September 24, 2004.

(2)	Includes $2.3 million allocated to core deposit intangibles. (See Footnote 6).

Rancho Bernardo Community Bank Merger - Pursuant to the Agreement to Merge and Plan of Reorganization, dated April 21, 2005, by and between the Company and Rancho Bernardo Community Bank (the Agreement), the Company acquired all the assets and assumed the liabilities of Rancho Bernardo Community Bank. Rancho Bernardo’s results of operations were included in the Company’s results beginning August 19, 2005.

Under the terms of the Agreement, shareholders of Rancho Bernardo Community Bank common stock had the choice to receive cash, shares of Community or a combination of the two. The transaction was valued at $36.1 million, or $33.15 per share, including the fair value of options outstanding (the exchange ratio for stock consideration was 0.949 shares of Community common stock for each Rancho Bernardo share). The total consideration was paid in 638,921 shares of CMBC stock and $13.3 million in cash, in accordance with the provisions of the Agreement. Rancho Bernardo Community Bank operated one banking office in the north San Diego community of Rancho Bernardo. The banking office of Rancho Bernardo is being operated by Community National Bank.

The Merger was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below. The allocation of the purchase price will be modified over the next eleven months, as more information is obtained about the fair value of assets acquired and liabilities assumed.

(dollars in thousands, except per share data)
Purchase price
Rancho Bernardo Community Bank, N.A. common stock exchanged	673,257
Exchange ratio	0.9490

Total shares of the Company’s common stock exchanged	638,921
Fair value per share of the Company’s common stock (1)	$33.15

Total value of the Company’s common stock exchanged		$21,180
Cash paid for Rancho Bernardo Bank, N.A common stock		13,312
Fair value of outstanding stock options and direct acquisition costs		1,600

Total purchase price		$36,092

Allocation of the purchase price
Rancho Bernardo Community Bank, N.A. stockholder’s equity		$10,047
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Other assets and deferred income tax		(1,077)

Estimated fair value of net assets acquired		8,970

Estimated gross goodwill resulting from the Merger (2)		$27,122

(1)	The value of the shares of common stock exchanged with Rancho Bernardo Community Bank stockholders was based upon the 20 day average closing price of the Company shares ending on August 12, 2005.

(2)	Includes $2.6 million allocated to core deposit intangibles. (See Footnote 6).

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had both mergers taken place at January 1, 2004.

Unaudited Pro Forma Condensed Combined Financial Information

	Three months ended September 30, 2004	Nine months ended September 30, 2004
(dollars in thousands, except per share amounts)
Net interest income	$9,110	$26,313
Other operating income	3,011	8,232
Provision for loan losses	621	1,259
Other operating expense	7,734	21,663

Income before income tax provision	3,766	11,623
Income tax provision	1,498	4,490

Net income	$2,268	$7,133

Earnings per share:
Basic	$0.40	$1.25

Fully diluted	$0.38	$1.19

Average shares outstanding for basic earnings per share	5,720,465	5,703,425
Average shares outstanding for diluted earnings per share	6,023,406	6,002,957

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the Rancho Bernardo Merger taken place at January 1, 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
(dollars in thousands, except per share amounts)
Net interest income	$11,923	$32,690
Other operating income	2,529	7,996
Provision for loan losses	529	1,458
Other operating expense	8,033	23,408

Income before income tax provision	5,890	15,820
Income tax provision	2,368	6,328

Net income	$3,522	$9,492

Earnings per share:
Basic	$0.60	$1.61

Fully diluted	$0.57	$1.53

Average shares outstanding for basic earnings per share	5,922,835	5,896,783
Average shares outstanding for diluted earnings per share	6,227,959	6,207,278

Note 3 Stock Option Plans

At September 30, 2005, the Company had three stock option plans which are described more fully in Note 14 in the Company’s 2004 Annual Report on Form 10-K as well as the 2005 Equity Based Compensation Plan. On May 25, 2005, the shareholders of the Company approved the Community Bancorp Inc. 2005 Equity Based Compensation Plan, which authorized 316,554 stock options to become available for grant and reduced the 2003 Plan options available by the same amount. The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
(dollars in thousands, except per share amounts)
Net income, as reported	$3,384	$2,030	$8,754	$5,877
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(119)	(65)	(321)	(181)

Proforma net income	$3,265	$1,965	$8,433	$5,696

Basic income per share, as reported	$0.61	$0.46	$1.63	$1.34
Proforma basic income per share	$0.59	$0.45	$1.57	$1.30
Diluted income per share, as reported	$0.58	$0.43	$1.54	$1.25
Proforma diluted income per share	$0.56	$0.42	$1.49	$1.22

The per share weighted average fair value of stock options granted under the plans during the three months ended September 30, 2005 was $6.01 compared to $10.42 for the three months ended September 30, 2004. The fair value of the options were estimated at grant date using a Black-Scholes single option pricing model with the following weighted average assumptions: Three months ended September 30, 2005 - expected dividend yield of 1.32%, a weighted average risk free interest rate of 4.08%, an expected life of 3.3 years and a volatility of 29.07%;

Three months ended September 30, 2004—expected dividend yield of 0.90%, a weighted average risk free interest rate of 3.41%, an expected life of 5.0 years and a volatility of 46.09%.

The per share weighted average fair value of stock options granted under the plans during the nine months ended September 30, 2005 was $7.68 compared to $9.92 for the nine months ended September 30, 2004. The fair value of the options were estimated at grant date using a Black-Scholes single option pricing model with the following weighted average assumptions: Nine months ended September 30, 2005 - expected dividend yield of 1.37%, a weighted average risk free interest rate of 4.09%, an expected life of 3.8 years and a volatility of 33.38%; Nine months ended September 30, 2004 - expected dividend yield of 0.97%, a weighted average risk free interest rate of 3.40%, an expected life of 5.0 years and a volatility of 46.68%.

Note 4 Loans and Related Allowance for Loan Losses:

A summary of loans is as follows:

	September 30, 2005			December 31, 2004
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Construction loans	$—	$121,080	$121,080	$—	$75,200	$75,200
Real estate one- to four-family	—	16,961	16,961	—	8,690	8,690
Real estate commercial	143,689	351,597	495,286	101,385	276,724	378,109
Consumer home equity lines of credit	—	11,538	11,538	—	8,027	8,027
Other consumer	—	10,151	10,151	—	9,473	9,473
Commercial	—	51,744	51,744	—	35,213	35,213
Aircraft	—	31,181	31,181	—	28,819	28,819

Total gross loans	143,689	594,252	737,941	101,385	442,146	543,531
Deferred loan origination costs (fees)	412	(2,036)	(1,624)	447	(2,052)	(1,605)
Discount on unguaranteed portion of
SBA loans retained	(334)	(2,320)	(2,654)	(244)	(2,162)	(2,406)
Allowance for loan losses	—	(10,124)	(10,124)	—	(7,508)	(7,508)

Net loans	$143,767	$579,772	$723,539	$101,588	$430,424	$532,012

The Company’s lending activities are concentrated primarily in western Riverside and San Diego Counties of Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company’s market area. As a result, the Company’s loan and collateral portfolios are, to a significant degree, concentrated in those industries. The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

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

In accordance with FAS 140, the Company recognizes a servicing asset or liability at the time a loan is sold and the Company retains the servicing, based on the present value of the estimated future cash flows. The servicing asset is amortized proportionately over the period based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights. Projected net servicing income is determined on the basis of the estimated future balance of the underlying loan portfolio, which decreases over time from scheduled loan amortization and prepayments. The Company estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, original terms to maturity and historical prepayment speeds, as well as current interest rate levels, market forecasts and other economic conditions.

If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. Changes in the valuation of the servicing asset were not material during the three months and nine months ended September 30, 2005 and 2004. In estimating fair values at September 30, 2005, the Company utilized a weighted average prepayment assumption of approximately 8.85% and a discount rate of 10.75%. In estimating fair values at December 31, 2004, the Company utilized a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three months and nine months ended September 30, 2005 and 2004. At September 30, 2005, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.85% and a discount rate of 10.75%. At December 31, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

Note 6 Goodwill and Other Intangibles

The gross carrying value and accumulated amortization related to core deposit intangibles at September 30, 2005 are presented below:

	September 30, 2005
	Gross Carrying Value	Accumulated Amortization
	(dollars in thousands)
Core deposit intangibles	$4,846	$243

Total	$4,846	$243

As a result of the Cuyamaca merger, the Company recorded $2.3 million of core deposit intangibles. As of September 30, 2005, the amortization period for the Cuyamaca core deposit intangibles was approximately 8.5 years. As a result of the Rancho Bernardo merger, the Company recorded $2.6 million of core deposit intangibles. As of September 30, 2005, the amortization period for the Rancho Bernardo core deposit intangibles was approximately 7.8 years. Amortization expense on core deposit intangibles was $66,000 and $199,000 for the three months and nine months ended September 30, 2005, respectively. The Company estimates that the annual amortization expense will be $375,000 for 2005 and $595,000 for 2006, 2007, 2008 and 2009.

Note 7 Income Taxes:

The components of income tax provision (benefit) for the three months and nine months ended September 30, 2005 and September 30, 2004 are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Current:
Federal	$1,856	$1,060	$5,067	$3,026
State	634	196	1,753	547

	2,490	1,256	6,820	3,573

Deferred:
Federal	(528)	—	(792)	—
State	316	—	(208)	—

	(212)	—	(1,000)	—

	$2,278	$1,256	$5,820	$3,573

A reconciliation of the difference between the expected federal statutory income tax provision (benefit) and the actual income tax provision (benefit) for the three months and nine months ended September 30, 2005 and 2004 is shown in the following table:

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Computed “expected” federal income taxes	$2,072	$1,117	$5,101	$3,213
State income taxes, net of federal income tax benefit	400	232	1,027	666
Affordable housing investment tax credits	(90)	(108)	(269)	(323)
Other, net	(104)	15	(39)	17

	$2,278	$1,256	$5,820	$3,573

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2005 and December 31, 2004 are as follows:

	At September 30, 2005	At December 31, 2004
	(dollars in thousands)
Deferred tax assets:
Loan loss allowance, due to differences in computation of bad debts	$3,443	$2,825
Unrealized gains on loans held for sale	1,816	1,666
State income taxes	789	562
Fair value adjustments on acquired assets and liabilities	816	312
Deferred loan costs	327	424
Unrealized loss on available for sale securities	270	66
Non-accrual interest recognized as income for taxes but not for books	93	120
Accrued compensation expenses	222	287
Deferred rent	143	104
Depreciable assets - state	15	—
Writedown of OREO and REO	10	—

	7,944	6,366

Deferred tax liabilities:
Depreciable assets - federal	(146)	(291)
Depreciable assets - state	—	(16)
Core deposit intangibles	(1,917)	—
Other liabilities	(271)	(131)

	(2,334)	(438)

Deferred tax asset, net	$5,610	$5,928

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of September 30, 2005 income taxes receivable totaled approximately $674,000. As of December 31, 2004 income taxes payable totaled approximately $319,000 and is included in accrued expenses and other liabilities.

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

Commitments to extend credit amounting to $19.2 million and $13.9 million were outstanding at September 30, 2005 and December 31, 2004, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has undisbursed portions of construction loans totaling $174.6 million and $147.0 million as of September 30, 2005 and December 31, 2004, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $3.2 million and $2.1 million were outstanding at September 30, 2005 and December 31, 2004, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

As of September 30, 2005 and December 31, 2004, the Company had non-mandatory commitments to sell loans of $6.4 million and $2.1 million, respectively.

In December 2002, the Company entered into an interest rate swap agreement with a third party. The terms of the agreement include, amongst other things, a collateral requirement which would offset any credit risk between the Company and the third party. The collateral requirement is the greater of the mark-to-market value of the interest rate swap agreement or $945,000. As of September 30, 2005, the collateral requirement was $1.0 million. As of September 30, 2005 and December 31, 2004, the Company pledged one agency mortgage backed security classified as available for sale as collateral with a market value of $1.1 million and $1.4 million, respectively. The unrealized gain on the interest rate swap was $135,000 and $150,000 as of September 30, 2005 and December 31, 2004, respectively. The unrealized gains or losses on the interest rate swap are recorded as other assets or liabilities with the corresponding change in the amount of liability for the trust preferred securities. The change in unrealized gains or losses on the interest rate swap is offset by the corresponding changes in the unrealized gains or losses on the long term debt (from the trust preferred securities) in the accompanying consolidated income statements.

Because of the nature of its activities, the Company is from time to time subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In connection with the $35.0 million in outstanding long-term debt securities reflecting the issuance of trust preferred securities, the Company issued guarantees providing for the limited guarantee of certain payments.

Note 9 Earnings per share

The following tables are a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the three months ended September 30,
	2005			2004
	Income (numerator)	Shares (denominator)	Per Share Amounts	Income (numerator)	Shares (denominator)	Per Share Amounts
	(dollars and shares in thousands, except per share data)
Basic EPS
Net income available to common shareholders	$3,384	5,576	$0.61	$2,030	4,403	$0.46
Effect of dilutive stock options	—	305	(0.03)	—	303	(0.03)

Diluted EPS	$3,384	5,881	$0.58	$2,030	4,706	$0.43

	For the nine months ended September 30,
	2005			2004
	Income (numerator)	Shares (denominator)	Per Share Amounts	Income (numerator)	Shares (denominator)	Per Share Amounts
	(dollars and shares in thousands, except per share data)
Basic EPS
Net income available to common shareholders	$8,754	5,359	$1.63	$5,877	4,386	$1.34
Effect of dilutive stock options	—	310	(0.09)	—	300	(0.09)

Diluted EPS	$8,754	5,669	$1.54	$5,877	4,685	$1.25

Note 10 Segment Information

The following disclosure about segments of the Company is made in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company segregates its operations into two primary segments: Banking Division and Small Business Administration 7a (“SBA 7a”) Division. The Company determines operating results of each segment based on an internal management system that allocates certain expenses to each. In the current year, the company refined its cost of funds allocation to the SBA 7a division. The prior year was restated for the change in methodology.

	For the three months ended September 30,
	2005			2004
	Banking Division	SBA 7a Division	Total	Banking Division	SBA 7a Division	Total
	(dollars in thousands)			(dollars in thousands)
Interest income	$12,623	$2,240	$14,863	$6,459	$1,348	$7,807
Interest expense	2,510	1,292	3,802	630	763	1,393

Net interest income	10,113	948	11,061	5,829	585	6,414
Provision (recovery) for loan losses	433	(3)	430	297	28	325

Net interest income after provision for loan losses	9,680	951	10,631	5,532	557	6,089

Other operating income	1,193	1,274	2,467	364	2,169	2,533
Other operating expenses	6,774	662	7,436	4,410	926	5,336

Income before income tax provision	4,099	1,563	5,662	1,486	1,800	3,286
Income tax provision	1,625	653	2,278	527	729	1,256

Net income	$2,474	$910	$3,384	$959	$1,071	$2,030

Assets employed at quarter end	$791,075	$91,220	$882,295	$456,130	$84,480	$540,610

	For the nine months ended September 30,
	2005			2004
	Banking Division	SBA 7a Division	Total	Banking Division	SBA 7a Division	Total
	(dollars in thousands)			(dollars in thousands)
Interest income	$31,644	$5,982	$37,626	$18,806	$3,632	$22,438
Interest expense	4,926	3,738	8,664	1,984	1,976	3,960

Net interest income	26,718	2,244	28,962	16,822	1,656	18,478
Provision (recovery) for loan losses	1,351	(190)	1,161	747	91	838

Net interest income after provision for loan losses	25,367	2,434	27,801	16,075	1,565	17,640

Other operating income	2,575	5,196	7,771	1,938	4,979	6,917
Other operating expenses	17,708	3,290	20,998	12,372	2,735	15,107

Income before income tax provision	10,234	4,340	14,574	5,641	3,809	9,450
Income tax provision	4,006	1,814	5,820	1,982	1,591	3,573

Net income	$6,228	$2,526	$8,754	$3,659	$2,218	$5,877

Assets employed at quarter end	$791,075	$91,220	$882,295	$456,130	$84,480	$540,610

Note 11 Recent Accounting Developments:

In December 2003, the AICPA issued SOP 03-3, which requires that loans purchased at a discount due to poor credit quality be recorded at fair value and prohibits the recognition of a loss accrual or valuation allowance at the time of purchase. SOP 03-3 also limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the initial investment of the loan. Subsequent increases in expected cash flows are recognized prospectively through an adjustment of yield over its remaining life and decreases in expected cash flows are recognized as an impairment. The Company adopted SOP 03-3 and was effective on loans or debt securities acquired after December 31, 2004.

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) as applicable to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. The Company adopted EITF 03-1 on July 1, 2004. The adoption of EITF 03-1 did not have a material impact on the operations or the financial condition of the Company.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which any entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The Company will adopt SFAS No. 123(R) on January 1, 2006. The adoption of SFAS No. 123(R) is not expect to have a material impact on the operations or the financial condition of the Company.

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

The following is management’s discussion and analysis of the major factors that influenced our financial performance for the three months and nine months ended September 30, 2005. This analysis should be read in conjunction with our 2004 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Community Bancorp Inc. on a consolidated basis.

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, the ability to integrate operations of merged companies successfully or to achieve expected cost savings, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2004 Annual Report as filed on form 10-K, including in “Item 1. Business—Factors That May Affect Future Results of Operations.” When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Executive Overview: Key Factors in Evaluating Financial Condition and Operating Performance

We are a Southern California-based bank holding company for Community National Bank. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the I-15 corridor in northern San Diego County and western Riverside County. San Diego and Riverside Counties, according to U.S. census data, were among the top ten fastest growing counties in the United States measured by numerical population growth from April 1, 2000 to July 1, 2004.

As a publicly traded community bank holding company, we focus on several key factors including:

•	Return to our stockholders

•	Return on average assets

•	Development of core revenue streams, including net interest income and other operating income

•	Asset quality

•	Asset growth

•	Operating efficiency

The comparability of our financial information is affected by our two acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. We acquired Cuyamaca Bank on October 1, 2004 and Rancho Bernardo Community Bank on August 19, 2005. For a further discussion of these acquisitions, see “Item 1 Financial Statements Note 2 Merger-related Activity.”

Return to Our Stockholders. Our return to our stockholders is measured in the form of return on average tangible equity (“ROTE”), which is total equity less goodwill, and the potential valuation of the stock price relative to our returns and earnings per share (“EPS”). Our ROTE was 22.07% for the nine months ended September 30, 2005 compared to 19.64% for the nine months ended September 30, 2004. The increase in ROTE is due to the increase in net income combined with the decrease in average tangible equity outstanding as a result of the mergers with Cuyamaca Bank in the fourth quarter of 2004 and Rancho Bernardo Community Bank in the third quarter of 2005. Our net income for the nine months ended September 30, 2005 increased 49.0% to $8.8 million compared to $5.9 million for the nine months ended September 30, 2004. Net income increased due to an increase in net interest income and other operating income, partially offset by an increase in operating expenses. Basic EPS increased to $1.63 for the nine months ended September 30, 2005 compared to $1.34 for the nine months ended September 30, 2004. Diluted EPS increased to $1.54 for the nine months ended September 30, 2005 compared to $1.25 for the nine months ended September 30, 2004. The increase in EPS was due to the increase in net income, partially offset by the increase in average shares outstanding as a result of the two mergers.

We also initiated a $0.05 per share quarterly cash dividend during the first quarter of 2004. In January 2005, we declared a $0.10 per share cash dividend, which was paid on March 31, 2005 to stockholders of record on March 15, 2005. In May 2005, we declared a $0.10 per share cash dividend, which was paid on June 30, 2005 to stockholders of record on June 15, 2005. In August 2005, we declared a $0.10 per share cash dividend, which was paid on September 30, 2005 to stockholders of record on September 15, 2005.

Return on Average Assets. Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA was 1.56% for both the nine months ended September 30, 2005 and 2004.

Development of Core Revenue Streams. Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention and improved net interest margin by focusing on core deposit growth. As a result, our net interest income before provision for loan losses increased 56.7% to $29.0 million for the nine months ended September 30, 2005 compared to $18.5 million for the nine months ended September 30, 2004. Our net interest margin has also improved to 5.71% for the nine months ended September 30, 2005 compared to 5.29% for the nine months ended September 30, 2004.

We have also improved our other operating income. Other operating income for the nine months ended September 30, 2005 was $7.8 million compared to $6.9 million for the nine months ended September 30, 2004. Gain on sale of loans increased to $5.2 million for the nine months ended September 30, 2005 compared to $4.9 million for the nine months ended September 30, 2004.

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

Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future performance of a company. Non-performing loans totaled $2.7 million as of September 30, 2005 compared to $4.0 million as of December 31, 2004. Non-performing loans as a percentage of gross loans decreased to 0.37% as of September 30, 2005 compared to 0.74% as of December 31, 2004. Net of government guarantees, non-performing loans totaled $1.2 million, or 0.17% of total loans as of September 30, 2005 compared to $2.1 million, or 0.39%, as of December 31, 2004. Non-performing assets were $2.8 million as of September 30, 2005 compared to $4.0 million as of December 31, 2004. Net of government guarantees, non-performing assets as a percent of total assets were 0.15% as of September 30, 2005 compared to 0.33% as of December 31, 2004. The decrease in non-performing loans and assets is primarily due to three loans totaling $1.8 million which were paid off or sold during the third quarter of 2005. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Asset Growth. As revenues from both net interest income and other operating income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and, therefore, ROTE and ROA. The majority of our assets are loans, and the majority of our liabilities are deposits, and, therefore, the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 37.5% during the first nine months of 2005 from $641.6 million as of December 31, 2004 to $882.3 million as of September 30, 2005. Total gross loans increased 35.8% to $737.9 million as of September 30, 2005 compared to $543.5 million as of December 31, 2004. Total deposits increased 33.9% to $736.0 million as of September 30, 2005 compared to $549.8 million as of December 31, 2004. Total retail banking deposits increased 15.0% to $562.6 million as of September 30, 2005 compared to $489.2 million as of December 31, 2004. If we exclude the effect of the acquisitions, assets grew internally 21.8% since December 31, 2004. Excluding acquisitions and wholesale deposits, retail deposits increased 18.2% since December 31, 2004 and gross loans increased 25.2% over the same period.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income before provision for loan losses plus other operating income, excluding gains or losses on repossessed assets) was 57.41% for the first nine months of 2005 compared to 59.12% for the first nine months of 2004. The decrease (improvement) in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. Net interest income before provision plus other operating income increased 44.6% to $36.7 million for the nine months ended September 30, 2005, while operating expenses increased 39.0% to $21.0 million for the same period as the result of the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank and normal increases in operating expenses.

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

We periodically evaluate servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value. Unrealized losses on servicing assets were not material during the three months and nine months ended September 30, 2005 and 2004. In estimating fair values at September 30, 2005, we utilized a weighted average prepayment assumption of approximately 8.85% and a discount rate of 10.75%. In estimating fair values at December 31, 2004, we utilized a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

Rights to future servicing income from serviced loans that exceed contractually specified servicing fees are classified as interest-only strips. The interest-only strips are recorded at fair value with any unrealized gains or losses recorded in earnings in the period of change of fair value. Unrealized gains or losses on interest-only strips were not material during the three months and nine months ended September 30, 2005 and 2004. At September 30, 2005, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.85% and a discount rate of 10.75%. At December 31, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

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

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. At September 30, 2005 and December 31, 2004, goodwill included on the Consolidated Balance Sheet consists of core deposit intangibles for Cuyamaca National Bank and Rancho Bernardo Community Bank that are amortized using an estimated life of 8.5 years and 7.8 years, respectively.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Income

Net income increased to $8.8 million for the nine months ended September 30, 2005 compared to $5.9 million for the nine months ended September 30, 2004. Basic earnings per share were $1.63 and $1.34 for the nine months ended September 30, 2005 and 2004, respectively. Diluted earnings per share were $1.54 and $1.25 for the nine months ended September 30, 2005 and 2004, respectively. ROTE was 22.07% for the nine months ended September 30, 2005 compared to 19.64% for the nine months ended September 30, 2004. The ROA for the nine months ended September 30, 2005 and 2004 was 1.56%.

The increase in net income and profitability for the nine months ended September 30, 2005 was mainly due to the increases in net interest income and other operating income, partially offset by an increase in other operating expense, as a result of the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank and increased compensation for loan production. Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Other operating income increased primarily due to an increase in gain on sale of loans. Operating expenses increased primarily as a result of the Company’s expansion, including the two mergers. For a further discussion of the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank, see “Item 1 Financial Statements Note 2 Merger-related Activity”.

Net Interest Income

Net interest income is the most significant component of our income from operations. Net interest income is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities. Our loan portfolio experienced a 99 basis point increase in average yield primarily due to the impact of the prime rate increasing to 6.75% at September 30, 2005 from 4.75% at September 30, 2004.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	2005			2004
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
For the nine months ended September 30,	(unaudited) (dollars in thousands)
Average assets:
Securities and time deposits at other banks	$46,027	$1,378	4.00%	$24,635	$729	3.95%
Fed funds sold	9,655	208	2.88%	14,831	124	1.12%
Loans:
Commercial	45,323	2,374	7.00%	21,473	871	5.42%
Real Estate	529,232	31,046	7.84%	372,276	18,951	6.80%
Aircraft	30,381	1,537	6.76%	29,893	1,569	7.01%
Consumer	17,851	1,083	8.11%	3,415	194	7.59%

Total loans	622,787	36,040	7.74%	427,057	21,585	6.75%

Total earning assets	678,469	37,626	7.41%	466,523	22,438	6.42%
Non earning assets	70,090			34,950

Total average assets	$748,559			$501,473

Average liabilities and stockholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$194,933	1,055	0.72%	$124,103	438	0.47%
Time deposits	297,267	5,956	2.68%	225,467	2,728	1.62%

Total interest bearing deposits	492,200	7,011	1.90%	349,570	3,166	1.21%
Short term borrowing	25,290	576	3.05%	11,866	107	1.20%
Long term debt (1)	21,235	1,077	6.78%	14,683	687	6.25%

Total interest bearing liabilities	538,725	8,664	2.15%	376,119	3,960	1.41%
Demand deposits	129,072			78,627
Accrued expenses and other liabilities	9,917			6,834
Net shareholders equity	70,845			39,893

Total average liabilities stockholders equity	$748,559	$28,962		$501,473	$18,478

Net interest spread			5.26%			5.01%

Net interest margin			5.71%			5.29%

(1)	Long term debt shown net of the effect of the interest rate swap.

Interest income for the nine months ended September 30, 2005 increased to $37.6 million compared to $22.4 million for the nine months ended September 30, 2004. The increase was due to the 45.4% increase in the average balance of interest earning assets, combined with the increase in the yield on those assets. Due to the internal growth and the acquisition of Cuyamaca Bank and Rancho Bernardo Community Bank, average interest earning assets increased to $678.5 million for the nine months ended September 30, 2005 compared to $466.5 million for the nine months ended September 30, 2004. The yield on interest earning assets increased to 7.41% for the nine months ended September 30, 2005 compared to 6.42% for the nine months ended September 30, 2004. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $529.2 million with a yield of 7.84% for the nine months ended September 30, 2005 compared to $372.3 million with a yield of 6.80% for the nine months ended September 30, 2004.

Interest expense for the nine months ended September 30, 2005 increased to $8.7 million compared to $4.0 million for the nine months ended September 30, 2004. This increase was due to the increase in average interest bearing liabilities, combined with the increase in the cost of those liabilities. Due to internal growth and the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank, average interest-bearing liabilities increased to $538.7 million for the nine months ended September 30, 2005 compared to $376.1 million for the nine months ended September 30, 2004.

Average time deposits, the largest component of interest bearing liabilities, increased to $297.3 million with a cost of 2.68% for the nine months ended September 30, 2005 compared to $225.5 million with a cost of 1.62% for the nine months ended September 30, 2004.

Other average borrowings increased to $46.5 million with a cost of 4.75% for the nine months ended September 30, 2005 compared to $26.5 million with a cost of 3.99% for the nine months ended September 30, 2004.

Average demand deposits increased 64.2% to $129.1 million for the nine months ended September 30, 2005 from $78.6 million for the nine months ended September 30, 2004. The cost of deposits, including demand deposits and interest bearing deposits, increased to 1.51% for the nine months ended September 30, 2005 compared to 0.99% for the nine months ended September 30, 2004. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 59.8% to $324.0 million for the nine months ended September 30, 2005 compared to $202.7 million for the nine months ended September 30, 2004. The cost of funds, including interest bearing liabilities and demand deposits, increased 57 basis points to 1.73% for the nine months ended September 30, 2005 compared to 1.16% for the nine months ended September 30, 2004.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the nine months ended September 30, 2005 was $29.0 million compared to $18.5 million for the nine months ended September 30, 2004. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Due to internal growth and the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank, average interest earning assets increased to $678.5 million for the nine months ended September 30, 2005 with a net interest margin of 5.71% compared to $466.5 million with a net interest margin of 5.29% for the nine months ended September 30, 2004.

For the nine months ended September 30, 2005, the increase in the net interest margin was primarily due to the increase in interest rates. For a discussion of the repricing of our assets and liabilities, see “Item 3 Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Estimated Loan Losses

The provision for estimated loan losses was $1.2 million for the nine months ended September 30, 2005 compared to $838,000 for the nine months ended September 30, 2004. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $7.8 million for the nine months ended September 30, 2005 compared to $6.9 million for the nine months ended September 30, 2004. The increase in other operating income for the nine months ended September 30, 2005 was primarily due to an increase in gain on sale of loans. For a further discussion of gain on sale of loans and loan servicing fees, see “SBA 7a Division” in this section. For a further discussion of customer service charges and other fee income, see “Banking Division” in this section.

Other Operating Expenses

Operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of operating expenses. Operating expenses increased to $21.0 million for the nine months ended September 30, 2005 compared to $15.1 million for the nine months ended September 30, 2004. The increase in operating expense was due to significant growth and expansion, including the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank, with a combined five banking offices, and the addition of a new banking office in Murrieta, CA, and increases in incentive compensation as a result of higher loan production.

The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus other operating income, excluding gains or losses on repossessed assets, improved to 57.41% for the nine months ended September 30, 2005 compared to 59.12% for the nine months ended September 30, 2004.

Salaries and employee benefits increased to $12.0 million for the nine months ended September 30, 2005 compared to $8.1 million for the nine months ended September 30, 2004. The increase in salaries and employee benefits for the nine month period ended September 30, 2005 can be attributed to the addition of six branches, including five acquired in the Cuyamaca Bank and Rancho Bernardo Community Bank mergers, normal cost increases for salaries and benefits plus increased incentive based compensation due to increased loan and deposit production and profitability. As of September 30, 2005, we had 245 full time equivalent employees, compared to 149 as of September 30, 2004. Incentive based compensation (based on loan production, deposit generation and profitability), not including tax related expense, totaled $3.7 million for the nine months ended September 30, 2005 compared to $2.7 million for the nine months ended September 30, 2004.

Occupancy expense increased to $1.7 million for the nine months ended September 30, 2005 compared to $1.0 million for the nine months ended September 30, 2004. The increase in occupancy expense for the nine months ended September 30, 2005 was due to the two acquisitions, the addition of a de novo branch in Murrietta, CA, as well as normal consumer product index (CPI) increases in rent.

Professional services, including legal, accounting, regulatory and consulting, decreased 20.9% to $1.5 million for the nine months ended September 30, 2005 compared to $1.9 million for the nine months ended September 30, 2004. The decrease in professional services for the nine months ended September 30, 2005 was due to the prior year start up costs for complying with Section 404 of the Sarbanes-Oxley Act.

Depreciation and amortization expense increased to $957,000 for the nine months ended September 30, 2005 compared to $566,000 for the nine months ended September 30, 2004. The increase in depreciation and amortization expense for the nine months ended September 30, 2005 was due to the increase in the amount of premises and equipment, which increased from an average $3.7 million during the nine months of 2004 to $6.8 million for the first nine months of 2005 as a result of the two acquisitions and the increase in depreciation of premises and equipment from normal additions.

Data processing expense increased to $672,000 for the nine months ended September 30, 2005 compared to $611,000 for the nine months ended September 30, 2004. Data processing expense for the nine months ended September 30, 2005 increased due to the increase in both deposits and loans as a result of the two acquisitions, as well as normal cost increases.

Office expenses were $644,000 for the nine months ended September 30, 2005 compared to $483,000 for the nine months ended September 30, 2004. The increase in office expense for the nine months ended September 30, 2005 was primarily due to the two acquisitions.

Increases in other operating expenses are due to the expansion of our operations, including the two acquisitions and the addition of a de novo branch in Murrieta, CA. Other expenses increased to $3.5 million for the nine months ended September 30, 2005 compared to $2.4 million for the nine months ended September 30, 2004. Other operating expenses include the increase for the amortization of the core deposit intangibles of $199,000 during the nine months ended September 30, 2005 and none during the nine months ended September 30, 2004.

Provision for Income Taxes

The effective income tax rate was 39.9% for the nine months ended September 30, 2005 compared to 37.8% for the nine months ended September 30, 2004. The effective tax rate increase in the nine months ended September 30, 2005 was relative to the increase in pretax income, which moved the Company into a higher tax bracket, combined with a decrease in income tax credits. Provisions for income taxes totaled $5.8 million and $3.6 million for the nine months ended September 30, 2005 and 2004, respectively.

Divisions of the Company

In order to better present and monitor our performance, we have separated the Bank into two distinct divisions, Banking and SBA 7a. The separation of income and expenses, as well as assets and liabilities allows us and investors to better understand our performance.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the nine months ended September 30, 2005, the Banking Division had a pre-tax profit of $10.2 million, with net interest income of $26.7 million, other operating income of $2.6 million, and other operating expenses of $17.7 million. Total assets of the Banking Division increased to $791.1 million at September 30, 2005 due to the strong loan growth.

Customer service charges increased to $793,000 for the nine months ended September 30, 2005 compared to $569,000 for the nine months ended September 30, 2004 due to an increase in transaction accounts.

Other fee income decreased to $881,000 for the nine months ended September 30, 2005 compared to $956,000 for the nine months ended September 30, 2004. The decrease in other fee income for the nine ended September 30, 2005 is a result of a decrease in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Other operating expenses were $21.0 million for the nine months ended September 30, 2005 compared to $15.1 million for the nine months ended September 30, 2004. The increase in other operating expense is due to the expansion of our operations, including the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank with five combined banking offices, and the addition of a de novo branch in Murrieta, CA, and increases in incentive compensation as a result of higher loan production.

The following table shows the total assets and results of operations for the Banking Division as of and for the nine months ended September 30, 2005 and 2004.

	Nine months ended September 30,
	2005	2004
Interest income	$31,644	$18,806
Interest expense	4,926	1,984

Net interest income before provision for loan losses	26,718	16,822
Provision for loan losses	1,351	747
Other operating income	2,575	1,938
Other operating expense	17,708	12,372

Income before income tax provision	10,234	5,641
Income tax provision	4,006	1,982

Net income	$6,228	$3,659

Assets employed at quarter end	$791,075	$456,130

SBA 7a Division

The SBA 7a Division performance is measured in terms of profitability, asset quality, asset size, loan production and servicing revenue. SBA 7a loans have provided a recurring revenue stream from three sources – interest earned on retained loans, gain on sale of loans sold and servicing of loans sold to others. For the nine months ended September 30, 2005, the SBA 7a Division had a pre-tax profit of $4.3 million, with net interest income of $2.2 million, other operating income of $5.2 million, and other operating expenses of $3.3 million. Net income improved due to an increase in the amount of 7a loans sold combined with improved net interest income due to the retention of loans, partially offset by a higher cost of operations. The SBA 7a Division experienced a recovery of provision for loan losses of $190,000 due to a 16.8% decrease in gross loans, net of government guarantees, from $65.2 million at December 31, 2004 to $54.2 million at September 30, 2005. Total assets of the SBA 7a Division were $91.2 million at September 30, 2005 as a result of the retention of SBA 7a loans.

Loan servicing income increased to $700,000 for the nine months ended September 30, 2005 compared to $614,000 for the nine months ended September 30, 2004 due to an increase in the amount of loans serviced for others as a result of the increase in loans sold.

Other operating expense increased due to an increase in incentive compensation related to the increase in SBA 7a loan originations.

The following chart illustrates the earnings, asset and loan production growth of the SBA 7a Division for the nine months ended September 30, 2005 and 2004.

	Nine months ended September 30,
	2005	2004
Interest income	$5,982	$3,632
Interest expense	3,738	1,976

Net interest income before provision for loan losses	2,244	1,656
Provision (recovery) for loan losses	(190)	91
Other operating income	5,196	4,979
Other operating expense	3,290	2,735

Income before income tax provision	4,340	3,809
Income tax provision	1,814	1,591

Net income	$2,526	$2,218

Assets employed at quarter end	$91,220	$84,480

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Income

Net income increased to $3.4 million for the three months ended September 30, 2005 compared to $2.0 million for the three months ended September 30, 2004. Basic earnings per share were $0.61 and $0.46 for the three months ended September 30, 2005 and 2004, respectively. Diluted earnings per share were $0.58 and $0.43 for the three months ended September 30, 2005 and 2004, respectively. ROTE was 22.12% for the three months ended September 30, 2005 compared to 19.76% for the three months ended September 30, 2004. The ROA for the three months ended September 30, 2005 was 1.63% compared to 1.57% for the three months ended September 30, 2004.

The increase in net income and profitability for the three months ended September 30, 2005 was mainly due to the increases in net interest income, partially offset by a decrease in other operating income and an increase in other operating expense, as a result of the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank and increased incentive compensation for loan production. Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Other operating income decreased primarily due to a decrease in gain on sale of loans. Operating expenses increased primarily as a result of the Company’s expansion.

Net Interest Income

Net interest income is the most significant component of our income from operations. Net interest income is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities. Our loan portfolio experienced an 149 basis point increase in average yield primarily due to the impact of the prime rate increasing to 6.75% as of September 30, 2005 from 4.75% as of September 30, 2004.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table.

	2005			2004
	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
For the three months ended September 30,	(unaudited) (dollars in thousands)
Average assets:
Securities and time deposits at other banks	$57,055	$573	3.98%	$22,157	$233	4.18%
Fed funds sold	6,735	59	3.48%	14,477	52	1.43%
Loans:
Commercial	53,867	990	7.29%	21,990	291	5.26%
Real Estate	585,905	12,297	8.33%	393,693	6,663	6.73%
Aircraft	31,843	546	6.80%	29,108	508	6.94%
Consumer	19,318	398	8.17%	3,040	60	7.85%

Total loans	690,933	14,231	8.17%	447,831	7,522	6.68%

Total earning assets	754,723	14,863	7.81%	484,465	7,807	6.41%
Non earning assets	77,068			33,899

Total average assets	$831,791			$518,364

Average liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing accounts	$212,181	482	0.90%	$134,908	155	0.46%
Time deposits	333,481	2,659	3.16%	233,611	971	1.65%

Total interest bearing deposits	545,662	3,141	2.28%	368,519	1,126	1.22%
Short term borrowing	21,610	189	3.47%	8,470	32	1.51%
Long term debt (1)	28,182	472	6.64%	14,676	235	6.37%

Total interest bearing liabilities	595,454	3,802	2.53%	391,665	1,393	1.42%
Demand deposits	146,080			78,491
Accrued expenses and other liabilities	10,885			7,105
Net shareholders’ equity	79,372			41,103

Total average liabilities shareholders’ equity	$831,791	$11,061		$518,364	$6,414

Net interest spread			5.28%			4.99%

Net interest margin			5.81%			5.27%

(1)	Long term debt shown net of the effect of the interest rate swap.

Interest income for the three months ended September 30, 2005 increased to $14.9 million compared to $7.8 million for the three months ended September 30, 2004. The increase was due to the 55.8% increase in the average balance of interest earning assets, combined with the increase in the yield on those assets and the recovery of $362,000 of deferred interest on non-accrual loans. Due to internal growth and the two acquisitions, average interest earning assets increased to $754.7 million for the three months ended September 30, 2005 compared to $484.5 million for the three months ended September 30, 2004. The yield on interest earning assets increased to 7.81% for the three months ended September 30, 2005 compared to 6.41% for the three months ended September 30, 2004. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $585.9 million with a yield of 8.33% for the three months ended September 30, 2005 compared to $393.7 million with a yield of 6.73% for the three months ended September 30, 2004.

Interest expense for the three months ended September 30, 2005 increased to $3.8 million compared to $1.4 million for the three months ended September 30, 2004. This increase was due to the increase in average interest bearing liabilities, combined with the increase in the cost of those liabilities. Due to internal growth and the two acquisitions, average interest-bearing liabilities increased to $595.5 million for the three months ended September 30, 2005 compared to $391.7 million for the three months ended September 30, 2004. Average time deposits, the largest component of interest bearing liabilities, increased to $333.5 million with a cost of 3.16% for the three months ended September 30, 2005 compared to $233.6 million with a cost of 1.65% for the three months ended September 30, 2004.

Other average borrowings increased to $49.8 million with a cost of 5.27% for the three months ended September 30, 2005 compared to $23.1 million with a cost of 4.59% for the three months ended September 30, 2004.

Average demand deposits increased 86.1% to an average $146.1 million for the three months ended September 30, 2005 from $78.5 million for the three months ended September 30, 2004. The cost of deposits, including demand deposits and interest bearing deposits, increased to 1.80% for the three months ended September 30, 2005 compared to 1.00% for the three months ended September 30, 2004. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 67.9% to $358.3 million for the three months ended September 30, 2005 compared to $213.4 million for the three months ended September 30, 2004. The cost of funds, including interest bearing liabilities and demand deposits, increased 85 basis points to 2.03% for the three months ended September 30, 2005 compared to 1.18% for the three months ended September 30, 2004.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended September 30, 2005 was $11.1 million compared to $6.4 million for the three months ended September 30, 2004. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Due to internal growth and the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank, average interest earning assets increased to $754.7 million for the three months ended September 30, 2005 with a net interest margin of 5.81% compared to $484.5 million with a net interest margin of 5.27% for the three months ended September 30, 2004.

For the three months ended September 30, 2005, the increase in the net interest margin was primarily due to the increase in interest rates. For a discussion of the repricing of our assets and liabilities, see “Item 3 Quantitative and Qualitative Disclosure about Market Risk.”

Provision for Estimated Loan Losses

The provision for estimated loan losses was $430,000 for the three months ended September 30, 2005 compared to $325,000 for the three months ended September 30, 2004. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Excluding the loss on REO in 2004, other operating income decreased 8.4% to $2.5 million for the three months ended September 30, 2005 compared to $2.7 million during the same period last year due to a decrease in the gain on sale of loans. SBA 504 loan sales totaled $18.2 million and SBA 7a loan sales totaled $9.6 million for the third quarter of 2005 compared to $2.6 million in SBA 504 loans and $16.1 million in SBA 7a for the same period in 2004. The change in mix of loans sold resulted in a decrease in gain on sale revenue during the third quarter of 2005 to $1.5 million compared to $2.0 million for the same period in 2004. The decrease in gain on sale was partially offset by increases in customer service charges and other fee income. For a further discussion of gain on sale of loans and loan servicing fees, see “SBA 7a Division” in this section. For a further discussion of customer service charges and other fee income, see “Banking Division” in this section.

Operating Expenses

Operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of operating expenses. Operating expenses increased to $7.4 million for the three months ended September 30, 2005 compared to $5.3 million for the three months ended September 30, 2004. The increase in operating expense was due to significant growth and expansion, including the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank, with five combined banking offices, and the addition of a new banking office in Murrieta, CA, and increases in incentives as a result of higher loan production.

The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus other operating income, excluding gains or losses on repossessed assets, improved to 54.97% for the three months ended September 30, 2005 compared to 58.59% for the three months ended September 30, 2004.

Salaries and employee benefits increased to $4.4 million for the three months ended September 30, 2005 compared to $2.9 million for the three months ended September 30, 2004. The increase in salaries and employee benefits for the three month period ended September 30, 2005 can be attributed to the addition of six branches, including five acquired in the Cuyamaca Bank and Rancho Bernardo Community Bank mergers, normal cost increases for salaries and benefits plus increased incentive based compensation due to increased loan and deposit production and profitability. As of September 30, 2005, the Company had 245 full time equivalent employees, compared to 149 as of September 30, 2004. Incentive based compensation (based on loan production, deposit generation and profitability), not including tax related expense, totaled $1.4 million for the three months ended September 30, 2005 compared to $1.0 million for the three months ended September 30, 2004.

Occupancy expense increased to $574,000 for the three months ended September 30, 2005 compared to $340,000 for the three months ended September 30, 2004. The increase in occupancy expense for the three months ended September 30, 2005 was due to the acquisitions of Cuyamaca Bank, N.A. and Rancho Bernardo Community Bank, the addition of a de novo branch in Murrietta, CA, as well as normal CPI increases in rent.

Professional services, including legal, accounting, regulatory and consulting, decreased to $512,000 for the three months ended September 30, 2005 compared to $818,000 for the three months ended September 30, 2004. The decrease in professional services for the three months ended September 30, 2005 was due to the prior year start up costs for complying with Section 404 of the Sarbanes-Oxley Act.

Depreciation and amortization expense increased to $326,000 for the three months ended September 30, 2005 compared to $190,000 for the three months ended September 30, 2004. The increase in depreciation and amortization expense for the three months ended September 30, 2005 was due to the increase in the amount of premises and equipment, which increased from an average $3.8 million during the three months ended September 30, 2004 to $6.8 million for the three months ended September 30, 2005 as a result of the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank and the increase in depreciation of premises and equipment from normal additions.

Data processing expense increased to $226,000 for the three months ended September 30, 2005 compared to $194,000 for the three months ended September 30, 2004. Office expenses increased to $217,000 for the three months ended September 30, 2005 compared to $155,000 for the three months ended September 30, 2004. Increases in both data processing and office expenses were due to internal growth and the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank.

Increases in other operating expenses are due to the expansion of our operations, including the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank and the addition of a de novo branch in Murrieta, Ca. Other expenses increased to $1.2 million for the three months ended September 30, 2005 compared to $723,000 for the three months ended September 30, 2004.

Provision for Income Taxes

The effective income tax rate was 40.2% for the three months ended September 30, 2005 compared to 38.2% for the three months ended September 30, 2004. The effective tax rate increase in the three months ended September 30, 2005 was relative to the increase in pretax income, which moved the Company into a higher tax bracket, combined with a decrease in income tax credits. Provisions for income taxes totaled $2.3 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively.

Divisions of the Company

Banking Division

For the quarter ended September 30, 2005, the Banking Division had a pre-tax profit of $4.1 million, with net interest income of $10.1 million, other operating income of $1.2 million, and other operating expenses of $6.8 million. Total assets of the Banking Division increased to $791.1 million at September 30, 2005 due to the strong loan growth.

Customer service charges increased to $295,000 for the three months ended September 30, 2005 compared to $185,000 for the three months ended September 30, 2004 due to an increase in transaction accounts.

Other fee income increased to $418,000 for the three months ended September 30, 2005 compared to $335,000 for the three months ended September 30, 2004. The increase in other fee income for the three months ended September 30, 2005 is a result of an increase in fees from brokering of loans to other financial institutions which the Company does not directly fund.

Other operating expenses were $7.4 million for the three months ended September 30, 2005 compared to $5.3 million for the three months ended September 30, 2004. The increase in other operating expense is due to the expansion of our operations, including the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank with a combined five banking offices, and the addition of a de novo branch in Murrieta, CA, and increases in incentives as a result of higher loan production.

The following table shows the total assets and results of operations for the Banking Division as of and for the three months ended September 30, 2005 and 2004.

	Three months ended September 30,
	2005	2004
Interest income	$12,623	$6,459
Interest expense	2,510	630

Net interest income before provision for loan losses	10,113	5,829
Provision for loan losses	433	297
Other operating income	1,193	364
Other operating expense	6,774	4,410

Income before income tax provision	4,099	1,486
Income tax provision	1,625	527

Net income	$2,474	$959

Assets employed at quarter end	$791,075	$456,130

SBA 7a Division

For the quarter ended September 30, 2005, the SBA 7a Division had a pre-tax profit of $1.6 million, with net interest income of $948,000, other operating income of $1.3 million, and other operating expenses of $662,000. Net income decreased due to a decrease in the amount of 7a loans sold and decrease in cost of operations, partially offset with improved net interest income due to the retention of loans. The SBA 7a Division experienced a recovery of provision for loan losses of $3,000 due to a 5.7% decrease in gross loans, net of government guarantees, during the three months ended September 30, 2005. Total assets of the SBA 7a Division were $91.2 million at September 30, 2005 as a result of the retention of SBA 7a loans,.

Loan servicing income remained steady at $221,000 for the three months ended September 30, 2005 and 2004.

The following chart illustrates the earnings, asset and loan production growth of the SBA 7a Division for the three months ended September 30, 2005 and 2004.

	Three months ended September 30,
	2005	2004
Interest income	$2,240	$1,348
Interest expense	1,292	763

Net interest income before provision for loan losses	948	585
Provision (recovery) for loan losses	(3)	28
Other operating income	1,274	2,169
Other operating expense	662	926

Income before income tax provision	1,563	1,800
Income tax provision	653	729

Net income	$910	$1,071

Assets employed at quarter end	$91,220	$84,480

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2005 compared to December 31, 2004

The demand for our banking products has led to continued increases in loans and deposits during the first nine months of 2005. As of September 30, 2005, total assets were $882.3 million, an increase of 37.5% compared to $641.6 million as of December 31, 2004. Total gross loans increased to $737.9 million as of September 30, 2005 compared to $543.5 million as of December 31, 2004. Total deposits increased to $736.0 million as of September 30, 2005 compared to $549.8 million as of December 31, 2004. Stockholders’ equity increased to $92.8 million as of September 30, 2005 compared to $63.1 million as of December 31, 2004.

Investments

Our investment portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA pass through securities and overnight investments in the Federal Funds market. Our held to maturity portfolio increased to $7.0 million as of September 30, 2005 compared to $4.2 million as of December 31, 2004. The increase in held to maturity securities was due to the purchase of agency bonds partially offset by the maturing or prepayment of agency bonds and mortgage backed securities. As of September 30, 2005, $720,000 was held as collateral for public funds, treasury, tax, and loan deposits and for other purposes.

Our available for sale portfolio increased to $42.6 million as of September 30, 2005 compared to $26.6 million as of December 31, 2004 to increase our liquidity position. The available for sale portfolio is made up of agency mortgage backed securities that are readily marketable and are marked to market on a monthly basis. Of the $42.6 million, a single security of $1.1 million was pledged as additional security for our interest rate swap. The collateral requirement for the interest rate swap is the greater of the mark to market value of the swap or $945,000. Therefore, as interest rates increase, it is probable that the collateral required will increase. In addition to the security pledged for the swap, a portion of the portfolio was held as collateral for public funds, treasury, tax and loan deposits and for other purposes at September 30, 2005.

Average Federal Funds sold for the nine months ended September 30, 2005 were $9.7 million compared to $14.8 million for the nine months ended September 30, 2004.

We held $1.9 million and $1.2 million in Federal Reserve Bank stock as of September 30, 2005 and December 31, 2004, respectively. We held $3.4 million and $2.2 million in Federal Home Loan Bank stock as of September 30, 2005 and December 31, 2004, respectively.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
At September 30, 2005
Held to Maturity
Agency mortgage-backed securities	$6,320	$17	$(120)	$6,217
SBA loan pools	656	5	(7)	654

Total held to maturity	$6,976	$22	$(127)	$6,871

Available for sale
Agency mortgage-backed securities	$43,201	$7	$(596)	$42,613

At December 31, 2004
Held to Maturity
Agency mortgage-backed securities	$3,281	$53	$(6)	$3,328
SBA loan pools	917	6	—	923

Total held to maturity	$4,198	$59	$(6)	$4,251

Available for sale
Agency mortgage-backed securities	$26,701	$39	$(178)	$26,562

The contractual maturities held to maturity at September 30, 2005 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
Mortgage-backed securities
Due greater than one year through five years	$155	$156	4.93%
Due greater than five years through ten years	4,959	4,859	4.49%
Mortgage-backed securities due greater than ten years	44,408	43,814	3.64%

Subtotal mortgage-backed securities	49,522	48,829	3.73%
SBA pass through securities
Due greater than ten years	655	654	4.75%

Total	$50,177	$49,483	3.74%

As of September 30, 2005, the Company held investments with unrealized holding losses totaling $723,000, consisting of the following (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities, classified as held to maturity
FHLMC	$243	$(1)	$—	$—	$243	$(1)
FNMA	3,964	(108)	543	(11)	4,507	(119)
SBA	414	(7)	—	—	414	(7)

	$4,621	$(116)	$543	$(11)	$5,164	$(127)

Mortgage-backed securities, classified as available for sale
FHLMC	$20,199	$(301)	$—	$—	$20,199	$(301)
FNMA	18,313	(295)	—	—	18,313	(295)

	$38,512	$(596)	$—	$—	$38,512	$(596)

As of September 30, 2005, the unrealized holding losses related to variable rate mortgage-backed securities. Such unrealized holding losses are the result of an increase in market interest rates in the first nine months of 2005 and are not the result of credit or principal risk. Based on the nature of the investments and other considerations discussed above, as well as management’s intent and ability to hold these securities until the unrealized loss is recovered, management concluded that such unrealized losses were not other than temporary as of September 30, 2005.

Loans

As a result of the acquisition of Rancho Bernardo and increased loan origination, total gross loans have increased to $737.9 million as of September 30, 2005 compared to $543.5 million as of December 31, 2004. Our total servicing portfolio increased to $930.7 million as of September 30, 2005 compared to $715.5 million as of December 31, 2004. Sold loans serviced for others, primarily consisting of SBA 7a loans, increased to $192.7 million as of September 30, 2005 compared to $172.0 million as of December 31, 2004.

Loan Origination and Sale. The following table sets forth our loan originations by category and purchases, sales and principal repayments of loans for the periods indicated:

	At and for the nine months ended September 30,		At and for the three months ended September 30,
	2005	2004	2005	2004
Beginning balance	$532,012	$394,212	$635,629	$441,330
Loans originated:
Commercial loans	32,512	16,218	10,955	2,734
Aircraft	10,298	7,731	1,883	3,698
Real estate:
Construction loans	83,443	96,774	13,477	41,612
One- to four-family	476	576	—	201
Commercial	244,508	189,125	56,860	58,393
Consumer	8,406	2,595	3,189	1,765

Total loans originated	379,643	313,019	86,364	108,403
Loans sold
Real estate:
One- to four-family	535	—	—	—
Commercial	73,041	53,692	27,814	18,686

Total loans sold	73,576	53,692	27,814	18,686
Loans acquired in merger:
Commercial loans	13,053		13,053
Aircraft	—		—
Real estate:
Construction loans	39,415		39,415
One- to four-family	3,741		3,741
Commercial	18,659		18,659
Consumer	5,728		5,728

Total gross loans acquired	80,596		80,596
Deferred loan origination fees	(288)		(288)
Discount on unguaranteed portion of
SBA loans retained	(58)		(58)
Allowance for loan loss	(1,269)		(1,269)

Net loans acquired	78,981		78,981
Less:
Principal repayments	191,345	203,502	49,539	81,716
Other net changes (1)	2,176	819	82	113

Total loans	$723,539	$449,218	$723,539	$449,218

(1)	Other net changes include changes in allowance for loan losses, deferred loan fees, loans in process and unamortized premiums and discounts.

Loans held for sale are accounted for at the lower of cost or market at any given reporting date. Market is determined by obtaining estimated pricing from third party investors in similar types of product and considers loan type, maturity, interest rate, margin (if applicable) and other factors. As of September 30, 2005, loans held for sale totaled $143.8 million compared to $101.6 million as of December 31, 2004. For the three months and nine months ended September 30, 2005 and 2004, there were no lower of cost or market adjustments to loans held for sale.

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

	At September 30, 2005		At December 31, 2004
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$51,744	7.01%	$35,213	6.48%
Aircraft loans	31,181	4.23%	28,819	5.30%
Real estate:
Construction loans	121,080	16.41%	75,200	13.84%
One- to four-family HFI	16,961	2.30%	8,690	1.60%
Commercial HFI	351,597	47.65%	276,724	50.91%
Commercial HFS	143,689	19.47%	101,385	18.65%
Consumer:
Home equity lines of credit	11,538	1.56%	8,027	1.48%
Other	10,151	1.37%	9,473	1.74%

Total gross loans outstanding	737,941	100.00%	543,531	100.00%
Deferred loan fees and unamortized gains	(4,278)		(4,011)
Allowance for loan losses	(10,124)		(7,508)

Net loans	$723,539		$532,012

Loan Maturity

The following table sets forth the contractual maturities of our gross loans at September 30, 2005:

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$35,607	$9,357	$4,765	$2,015	$51,744
Aircraft loans	3,009	3,252	3,597	21,323	31,181
Real estate:
Construction loans	117,506	666	715	2,193	121,080
Secured by one- to four-family residential properties	9,052	5,399	435	2,075	16,961
Secured by commercial properties	130,616	64,129	53,412	247,129	495,286
Consumer:
Home equity lines of credit	16	48	335	11,139	11,538
Other	2,607	1,196	961	5,387	10,151

Total gross loans held for investment and held for sale	$298,413	$84,047	$64,220	$291,261	$737,941

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

The following table sets forth our non-performing assets at the dates indicated:

	September 30, 2005	December 31, 2004
	(dollars in thousands)
Non-accrual loans	$2,721	$4,027
Troubled debt restructurings	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—

Total non-performing loans	2,721	4,027
Repossessed assets	68	—

Total non-performing assets	$2,789	$4,027

SUPPLEMENTAL DATA
Undisbursed portion of construction and other loans	$177,783	$149,075
Government guaranteed portion of total loans	$33,372	$37,018
Non-performing loans, net of government guarantees	$1,219	$2,133
Total non-performing loans/gross loans	0.37%	0.74%
Total non-performing assets/total assets	0.32%	0.63%
Total non-performing loans, net of guarantees/gross loans	0.17%	0.39%
Total non-performing assets, net of guarantees/total assets	0.15%	0.33%
Allowance for loan losses	$10,124	$7,508
Net charge offs to average loans outstanding	-0.04%	0.01%
Loan loss allowance/loans, gross	1.37%	1.38%
Loan loss allowance/loans held for investment	1.72%	1.71%
Loan loss allowance/non-performing loans	372.07%	186.44%
Loan loss allowance/non-performing assets	363.00%	186.44%
Loan loss allowance/non-performing loans, net of guarantees	830.52%	351.99%
Loan loss allowance/non-performing assets, net of guarantees	786.64%	351.99%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of September 30, 2005 and December 31, 2004 all impaired or non-accrual loans were collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As of September 30, 2005 we had ten loans on non-accrual status totaling $2.7 million with $1.5 million, or 55.2%, guaranteed by the government. As of December 31, 2004, loans on non-accrual status totaled $4.0 million. Of this total, $1.9 million, or 47.0%, was guaranteed by the government. The decrease in non-accrual loans is primarily due to three loans totaling $1.8 million which were paid off or sold during the third quarter of 2005. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-

accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $11.7 million as of September 30, 2005 compared to $6.1 million as of December 31, 2004. The increase was due to the addition of six classified loans valued at $7.0 million during the nine months ended September 30, 2005, all of which are current at this time. Four loans are collateralized by residential property and the other two are collateralized by commercial property.

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

Specific valuation allowances are established to absorb losses on loans for which full collectibility may not be reasonably assured as prescribed in SFAS No. 114 (as amended by SFAS No. 118). The amount of the specific allowance is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. Loans are identified for specific allowances from information provided by several sources, including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records and industry reports. All loan types are subject to specific allowances once identified as an impaired or non-performing loan. Loans not subject to specific allowances are placed into pools by one of the following collateral types: Construction, Real estate – residential, Real estate – other, Aircraft, Commercial secured, Consumer secured, Commercial/consumer unsecured, and Government (unguaranteed). All non-specific reserves are allocated to one of these categories. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents an analysis of the allowance for loan losses to our Board of Directors on a quarterly basis.

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

The following table sets forth information regarding our allowance for loan losses at the dates and for the periods indicated:

	At or for the nine months ended September 30,		At and for the three months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Balance at beginning of year	$7,508	$5,210	$8,392	$5,715
Reserve acquired in merger	1,269	—	1,269	—
Chargeoffs:
One- to four- family	—	15		15
Commercial	6	11	6	—
Aircraft	—	—	—	—
Consumer	10	10	1	—

Total chargeoffs	16	36	7	15
Recoveries:
Real estate loans:
Commercial	5	—	5	—
Commercial	—	7	—	3
Aircraft	195	—	34	—
Consumer	2	10	1	1

Total recoveries	202	17	40	4

Net chargeoffs (recoveries)	(186)	19	(33)	11
Provision for loan losses	1,161	838	430	325

Balance at end of period	$10,124	$6,029	$10,124	$6,029

Net charge offs (recoveries) to average loans	-0.04%	0.01%	-0.02%	0.01%

As of September 30, 2005 the balance in the allowance for loans losses was $10.1 million compared to $7.5 million as of December 31, 2004.

As of September 30, 2005 the allowance was 1.37% of total gross loans compared to 1.38% as of December 31, 2004. As a percent of loans held for investment, the allowance was 1.72% as of September 30, 2005 compared to 1.71% as of December 31, 2004. During the three and nine months ended September 30, 2005, there were no major changes in loan concentrations that affected the allowance for loan losses. There have been no significant changes in estimation methods during the periods presented. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced, or expected trends within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 372.07% as of September 30, 2005 compared to 186.44% as of December 31, 2004, reflecting the decrease in non-performing loans. Management believes the allowance at September 30, 2005 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net recoveries for the three months ended September 30, 2005 totaled $33,000 compared to net charge offs of $11,000 for the three months ended September 30, 2004. Net recoveries for the nine months ended September 30, 2005 totaled $186,000 compared to net charge offs of $19,000 for the nine months ended September 30, 2004. Our management and Directors’ Loan Committee have also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. Our management and Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, the market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other real estate owned and repossessed assets. As of September 30, 2005 and December 31, 2004, there were no OREOs. There was one $68,000 repossessed asset as of September 30, 2005 compared to no repossessed assets as of December 31, 2004. As of September 30, 2005, the repossessed asset was a single mobile home property and was valued using the collateral method based on a recent appraisal of the underlying collateral.

Affordable housing investments. The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on a level-yield method over the life of the related tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $5.4 million as of September 30, 2005. The Company’s usage of tax credits approximated $90,000 and $107,000 during the quarters ended September 30, 2005 and 2004, respectively. The Company’s usage of tax credits approximated $269,000 and $214,000 during the nine months ended September 30, 2005 and 2004, respectively. Investment amortization amounted to $77,000 and $79,000 for the quarters ended September 30, 2005 and 2004, respectively. Investment amortization amounted to $229,000 and $140,000 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, the investment in these partnerships totaled $2.5 million and $2.6 million, respectively. The Company had a commitment to fund an additional $3.0 million to these partnerships as of September 30, 2005.

Deposits and Borrowings

Total deposits increased to $736.0 million as of September 30, 2005 compared to $549.8 million as of December 31, 2004. Interest bearing deposits increased to $576.1 million as of September 30, 2005 compared to $439.0 million as of December 31, 2004. Non-interest bearing deposits increased to $159.9 million as of September 30, 2005 compared to $110.8 million as of December 31, 2004. Total wholesale deposits were $60.2 million as of September 30, 2005 compared to $58.8 million as of December 31, 2004. Total retail banking deposits increased to $562.6 million as of September 30, 2005 compared to $489.2 million as of December 31, 2004.

Short term borrowings totaled $3.0 million as of September 30, 2005 compared to $1.0 million as of December 31, 2004. We established a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line are used from time to time to manage our liquidity.

Long term debt, consisting primarily of trust preferred securities, totaled $38.7 million as of September 30, 2005 compared to $17.6 million as of December 31, 2004. The net change in long term debt is a result of the issuance of $20.0 million in trust preferred securities in August 2005 and the change in the market value of the interest rate swap hedging the $10.0 million fixed rate trust preferred securities portfolio. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for further information.

The Company had the following borrowing facilities as of September 30, 2005 and December 31, 2004 (dollars in thousands):

			As of September 30, 2005		As of December 31, 2004
	Maximum borrowing	Expiration date	Month-end interest rate	Outstanding balance	Month-end interest rate	Outstanding balance
Trust Preferred I *	$10,000	Sep 30, 2030	11.00%	$10,000	11.00%	$10,000
Trust Preferred II	5,000	Sep 01, 2033	5.98%	5,000	5.45%	5,000
Trust Preferred III	20,000	Aug 31, 2035	5.85%	20,000	N/A	N/A
Federal Home Loan Bank	118,433	Open ended	3.85%	6,790	2.21%	3,790
Pacific Coast Bankers Bank	20,000	Jun 30, 2006	N/A	—	N/A	—
Wells Fargo	15,000	Open ended	N/A	—	N/A	—
U.S. Bank	20,000	Open ended	N/A	—	N/A

	$208,433			$41,790		$18,790

*	The interest rate swap agreement effectively converts the 11.00% fixed rate interest payments to variable payments. The effective rate as of September 30, 2005 was 8.57%.

Capital

Our stockholders’ equity increased to $92.8 million as of September 30, 2005 compared to $63.1 million as of December 31, 2004. The increase in stockholders’ equity is a result of $21.6 million in goodwill as the result of the acquisition of Rancho Bernardo Community Bank, net income of $8.8 million for the nine months ended September 30, 2005 combined with proceeds from the exercise of stock options, less the cash dividends paid during the nine months.

On August 15, 2005, the Company’s wholly owned subsidiary, Community (CA) Statutory Capital Trust III (“Trust III”), a Delaware business trust, issued $20 million of Fixed/Floating Rate Capital Trust Pass-through Securities, with a liquidation value of $1,000 per share. The securities, which mature in 2035, pay interest at a fixed rate of interest of 5.85% for the first five years, and a floating rate of interest thereafter at LIBOR plus 1.69%. The Trust used the proceeds from the sale of the trust preferred securities to fund the Rancho Bernardo Community Bank acquisition. The Company received $20.0 million from the Trust upon issuance of the junior subordinated debentures, of which $14.5 million was paid for the Rancho Bernardo Community acquisition as of September 30, 2005, $4.4 million was contributed to the Bank to increase its capital and the remainder was used for other corporate purposes. The $20.0 million is included in Long term debt on the books of the Company.

On February 26, 2004, the Company announced the payment of a cash dividend of $0.05 per common share (payable on March 31, 2004) and the initiation of a policy of paying quarterly cash dividends. The Company paid $0.05 per share for each quarter on March 31, 2004, June 30, 2004 and September 30, 2004. The Company paid $0.10 per share for each quarter on March 31, 2005, June 30, 2005 and September 30, 2005. From 1998 until the first quarter of 2004, the Company had paid no cash dividends. Whether or not any cash dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Community Bancorp’s and the Bank’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends. In connection with the $35.0 million in outstanding trust preferred securities, we have the right to defer the payment of interest on these securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock.

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

At September 30, 2005 and December 31, 2004, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.

CAPITAL RATIOS	September 30, 2005	December 31, 2004
Holding Company Ratios
Total capital (to risk-weighted assets)	11.71%	11.47%
Tier 1 capital (to risk-weighted assets)	9.98%	10.22%
Tier 1 capital (to average assets)	10.00%	9.48%
Tangible equity to tangible assets	5.69%	7.33%
Bank only Ratios
Total capital (to risk-weighted assets)	11.17%	11.19%
Tier 1 capital (to risk-weighted assets)	9.92%	9.94%
Tier 1 capital (to average assets)	10.07%	9.30%

Financial Borrowings and Commitments

As of September 30, 2005 the financial borrowings and commitments having an initial or remaining term of more than one year are as follows:

	Net Rental Commitments	Trust Preferred Securities	Other Borrowings	Total Commitments
	(dollars in thousands)
2005	$383	$—	$3,000	$3,383
2006	1,474	—	$1,290	2,764
2007	1,325	—	$1,250	2,575
2008	1,249	—	$—	1,249
2009	1,161	—	$750	1,911
Thereafter	3,942	34,865	$500	39,307

Total	$9,534	$34,865	$6,790	$51,189

In addition to the above, we have commitments to extend credit on undisbursed construction and other loans totaling $177.8 million as of September 30, 2005.

The Company has a credit line with the FHLB with a limit of $118.4 million as of September 30, 2005, with a balance outstanding of $6.8 million. In addition, we have credit lines with other correspondent banks of $55.0 million. There were no advances against these lines as of September 30, 2005. Of the total advances from the FHLB, $3.0 million have a remaining term of less than one year.

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

We experienced net cash outflows from operating activities of $33.1 million during the nine months ended September 30, 2005 compared to net cash outflows of $36.2 million during the nine months ended September 30, 2004. Net cash outflows from operating activities during the first nine months of 2005 and 2004 were both primarily due to the origination of loans held for sale in excess of proceeds from the sale of loans, partially offset by our net income. Net cash outflows from investing activities totaled $56.2 million and $20.7 million during the nine months ended September 30, 2005 and 2004, respectively. Net cash outflows from investing activities for the nine months ended September 30, 2005 can be attributed to the growth in the Bank’s loan portfolio and the purchase of additional investments offset by proceeds from principal repayments on loans held for investment and cash obtained from the acquisition of Rancho Bernardo Community Bank. Net cash outflows from investing activities for the nine months ended September 30, 2004 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment, combined with the increase in federal funds sold. We experienced net cash inflows from financing activities of $93.3 million and $57.1 million during the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, interest bearing and non-interest bearing deposits increased $44.9 million and $27.2 million, respectively, as a result of the acquisition of Rancho Bernardo Community Bank. This increase was enhanced by the issuance of trust preferred securities of $20.0 million. During the nine months ended September 30, 2004, interest bearing and non-interest bearing deposits increased $39.3 million and $21.7 million, respectively.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At September 30, 2005 our available borrowing capacity includes approximately $55.0 million in federal funds line facilities and $111.6 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At September 30, 2005, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the nine months ended September 30, 2005 there were $500,000 in dividends by the Bank to Community Bancorp Inc used primarily to fund the second quarter dividend. During the nine months ended September 30, 2004 there were $8.3 million in dividends paid by the Bank to Community Bancorp Inc. As of September 30, 2005, approximately $16.3 million of undivided profits of the Bank were available for dividends to the Company.

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

In connection with the $35.0 million in trust preferred securities discussed in “Capital,” the Company issued a guarantee providing for the limited guarantee of certain payments.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of September 30, 2005, 86.7% of our loan portfolio was tied to adjustable rate indices. Of our total loan portfolio, 55.4% are adjustable rate loans that are tied to prime and reprice within 90 days. As of September 30, 2005, 44.9% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of September 30, 2005, 85.6% of our long term debt was fixed rate with an average remaining term of 27.0 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate debt to variable rate with a six month adjustment period. The Gap table below reflects the affects of this interest rate swap.

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

At September 30, 2005, 44.9% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging twelve months. The remaining weighted average term to maturity for our CD accounts approximated six months at September 30, 2005. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $245.1 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of September 30, 2005, with rates being paid between 0.15% and 2.96%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers will no longer maintain the deposit with the bank.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of September 30, 2005. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
Contractual Static GAP Position as of September 30, 2005	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$389,301	$47,013	$78,477	$121,912	$1,667	$638,370
Fixed rate loans, gross (1)(2)	21,092	10,138	3,812	27,810	36,717	99,569
Investments:
Investment securities held-to-maturity	364	935	502	1,207	3,968	6,976
Investment securities available-for-sale	4,240	5,291	10,171	22,911	—	42,613
Federal funds sold	3,090	—	9,565	—	—	12,655
Other investments	2,688	—	—	225	5,284	8,197

Total interest sensitive assets	420,775	63,377	102,527	174,065	47,636	808,380

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	159,892	159,892
Interest bearing (1)	341,507	48,881	158,438	27,283	—	576,109
Other borrowings (3)	7,865	10,000	—	23,290	500	41,655

Total interest sensitive liabilities	$349,372	$58,881	$158,438	$50,573	$160,392	$777,656

GAP Analysis
Interest rate sensitivity gap	$71,403	$4,496	$(55,911)	$123,492	$(112,756)	$30,726
GAP as % of total interest sensitive assets	8.83%	0.56%	-6.92%	15.28%	-13.95%	3.80%
Cumulative interest rate sensitivity gap	$71,403	$75,899	$19,988	$143,480	$30,726	$30,726
Cumulative gap as % of total interest sensitive assets	8.83%	9.39%	2.47%	17.75%	3.80%	3.80%

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

INTEREST RATE SIMULATIONS

Interest rate simulations provide us with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are subjected to up to 300 basis point increases and decreases in interest rates in 100 basis point increments. Under each interest rate scenario, we project our net interest income. From these results, we can then develop alternatives in dealing with the tolerance thresholds.

The following table shows the effects of changes in projected net interest income for the twelve months ending September 30, 2006 under the interest rate shock scenarios stated. The table was prepared as of September 30, 2005, at which time prime was 6.75%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
	(dollars in thousands)
+ 300 bp	$66,569	$14,004	26.64%
+ 200 bp	$61,997	$9,432	17.94%
+ 100 bp	$57,335	$4,770	9.07%
0 bp	$52,565	$—	0.00%
- 100 bp	$47,746	$(4,819)	-9.17%
- 200 bp	$43,491	$(9,074)	-17.26%
- 300 bp	$41,936	$(10,629)	-20.22%

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

There was no significant change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

( SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc.
(Registrant)

Date November 2, 2005	/s/ Michael J. Perdue
Michael J. Perdue
President and Chief Executive Officer

Date November 2, 2005	/s/ L. Bruce Mills, Jr.
L. Bruce Mills, Jr.
Sr. Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications