Form 10-K
period 2005-12-31
COMMUNITY BANCORP INC
filed 2006-03-15
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File No. 000 – 26505

COMMUNITY BANCORP INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0859334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Canterbury Place, Suite 300

Escondido, CA 92025

(760) 432-1100

(Address, including zip code and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.625 per share

(Title of class)

Indicate by checkmark if registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether or not the Company is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-acclerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $135,378,000. As of February 28, 2006, the registrant had 5,992,569 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant’s Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Registrant’s 2006 Annual Meeting of the Company’s Shareholders. Such definitive proxy statement will be filed with the Commission no later than 120 days after the conclusion of the Registrant’s fiscal year ended December 31, 2005.

FORWARD-LOOKING INFORMATION

Certain statements contained herein that are not historical facts are forward looking statements based upon management’s current expectations and future beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following risks: (1) general economic and business conditions in those areas in which we operate (2) changes in the demand for and market acceptance of our products and services, (3) changes in general economic conditions including interest rates, presence of competitors and the impact of competitive pricing, (4) the continued availability of adequate funding sources, (5) various regulatory, legal and litigation risks, (6) political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and (7) other factors referenced in this Report, including in “Item 1A. — Risk Factors.” When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

This discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report, as well as the Company’s other reports on Form 10-K, 10-Q and 8-K subsequently filed with the Securities and Exchange Commission from time to time.

PART I

ITEM 1.	BUSINESS

We are a Southern California-based Company focused on community banking, providing commercial banking services including real estate, commercial and SBA loans to small and medium-sized businesses. Our core strategy is to build long-term customer relationships in our targeted communities and service all aspects of the banking relationship to small and medium-sized businesses including individuals in San Diego and western Riverside Counties. According to U.S. Census data, San Diego and Riverside Counties were among the top ten fastest growing counties in the United States measured by numerical population growth from April 1, 2000 to July 1, 2004.

We have eleven full service branches serving the cities of Bonsall, El Cajon, Encinitas, Escondido, Fallbrook, La Mesa, Murrieta, Rancho Bernardo, Santee, Temecula and Vista, with approval from the Office of the Comptroller of the Currency (“OCC”) to open our twelfth branch in the city of Corona, expected in early 2006. Additionally, we have SBA loan production offices in the states of California, Arizona and Nevada. According to FDIC data at June 30, 2005, our branches have a 4.74% combined deposit market share within the cities we serve, which would rank us first amongst community banks and fifth among all banks and thrifts.

We acquired Rancho Bernardo Community Bank, with assets of approximately $125.8 million, by merging it into Community National Bank on August 19, 2005. As a result, we consolidated the results of the combined entity beginning August 20, 2005. On October 1, 2004, we acquired Cuyamaca Bank, N.A., a commercial bank with assets of approximately $115.4 million and consolidated the results of the combined entity beginning in the fourth quarter 2004.

At December 31, 2005, we had total assets of $908.6 million, net loans of $727.3 million, total deposits of $710.5 million and stockholders’ equity of $96.3 million. Total assets have increased an average of 30% over the past five years. This growth rate has been driven by several factors including acquisitions, loan generation of commercial real estate and other loans and significant increases in core deposits to support the loan growth. Loan production totaled $494.9 million in 2005 contributing to the 42% growth in total assets in 2005. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the maximum extent permitted by law.

The following are our core operating goals and strategies:

•	Continue focus on increased profitability. We intend to continue to improve earnings by expanding net interest income and controlling expenses. This has resulted in record earnings for 2005 of $12.6 million compared to $8.4 million in 2004. Our return on average tangible equity (“ROTE”) and return on average assets (“ROA”) for 2005 were 25.63% and 1.61%, respectively, compared to 20.11% and 1.55%, respectively in 2004. ROTE is a non-GAAP financial measure. For a reconciliation of ROTE to the most directly comparable GAAP measure, return on average equity, see “Item 6 Selected Financial Data.” Our efficiency ratio improved to 56.92% for 2005 compared to 60.08% in 2004.

•	Continue strong loan production. We intend to continue to grow our loan portfolio including construction, commercial loans, SBA loans, small aircraft loans, commercial real estate and consumer loans. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company’s market area. See “Item 1A. — Risk Factors.” The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. We have grown our loan portfolio from $305.7 million at December 31, 2001 to $727.3 million at December 31, 2005.

•	Maintain strong credit quality. Our lending portfolio is overseen by senior management who have a combined average of 28.5 years experience in commercial and SBA lending and have been with the Company an average of 9 years. We have strengthened the credit administration function to insure adequate personnel and systems are in place to monitor our loan portfolio and new credit quality as we continue to grow our loan portfolio. We were able to retain the lending personnel during the Rancho Bernardo Community Bank acquisition which helped us to maintain the loans acquired in the merger and add to the overall depth of our lending staff. Our consistent lending quality and underwriting expertise is the result of experienced lenders and sound underwriting practices.

Over the last five years the percentage of our net loan charge-offs to average loans outstanding, net of deferred fees and costs, were 0.11% with the percentage being 0.04% for 2005. Non-accrual loans, net of government guarantees, to total loans have averaged 0.26% of total gross loans for the last five years and were 0.28% at December 31, 2005.

•	Increase core deposits and manage our cost of funds. In 2004, we hired a Chief Administrative Officer to manage our branch network, administration operations, merger/acquisition integration as well as bring new focus to both core deposit growth and deposit fee generation on the deposit side. As a result, we successfully expanded our operations with the Cuyamaca Bank and Rancho Bernardo Community Bank integrations adding four new branch operations in 2004 and one new branch in 2005. Average transaction accounts, including interest bearing checking accounts, demand deposits, money market and savings accounts, increased 52.2% for the year to $344.0 million in 2005. Non-interest bearing deposits increased 48.9% to $165.0 million as of December 31, 2005 when compared to 2004.

In an effort to increase our ability to attract low cost core deposits, we significantly enhanced our Homeowners Association Business Unit (“HOA”) in late 2005, by attracting a talented team of HOA bankers. This division focuses on handling the needs of a specialized industry, by offering customized products and services which include lockbox payments and remittance processing. This division has the potential to add significant low cost core deposits to the Company’s balance sheet, further reducing our reliance on wholesale funding, and driving down our cost of funds.

With the continued expansion of the retail banking operations, wholesale deposits as a percentage of total deposits have been declining. Wholesale deposits were $59.6 million as of December 31, 2003, $58.8 million as of December 31, 2004 and $60.5 million as of December 31, 2005. As a percentage of total deposits, wholesale deposits declined from 15.2% as of December 31, 2003 to 10.7% as of December 31, 2004 and to 8.5% as of December 31, 2005. During the rising rate environment of 2005, where we experienced eight rate increases by the Federal Reserve totaling 200 basis points, our cost of funds increased only 88 basis points, which contributed to our improved net interest margin. However, unless we are able to grow core deposits commensurate with our rate of loan growth, we will need to rely on more expensive wholesale deposits or borrowings to support such growth.

•	Expansion through de novo branches, organic growth and acquisitions. We believe that the consolidation in banking, particularly in the San Diego County market, has created an opportunity at the community banking level in the areas that we serve. Many bank customers feel displaced by large out-of-market acquirers and are attracted to local institutions that have local decision making capability, more responsive customer service, and more familiarity with the needs in their markets. Utilizing our size and experience, we intend to continue expanding our franchise in the high growth areas of San Diego and western Riverside County, including the opening of a full service branch in Corona in the first quarter of 2006. Furthermore, as opportunities arise, we will consider expansion into markets contiguous to our own through potential acquisitions.

We continue to develop and introduce new services for our customers that keep us competitive with larger bank competitors, while maintaining the feel of a community-based bank focused on customer needs. Attracting and maintaining business relationships is a major focus of the Bank.

•	Efficiently manage capital. We have efficiently managed capital at the Holding Company while maintaining a well-capitalized status on all regulatory capital ratios at both the Bank and Holding Company level. We maintain our capital at appropriate levels to fund foreseeable growth. Our capital base at the Holding Company is made up of long-term debt in the form of Trust Preferred Securities and Common Stock. During 2005, we issued $20.0 million in additional trust preferred securities primarily to fund the acquisition of Rancho Bernardo Community Bank. Our goal is to continue to maximize ROTE and minimize our overall cost of capital by maintaining an efficient capital structure.

Market Area

Our branch banking market area encompasses Southern California, with a concentration in the high-growth areas of San Diego and western Riverside Counties, where we operate branches within the cities of Bonsall, El Cajon, Encinitas, Escondido, Fallbrook, La Mesa, Murrieta, Rancho Bernardo, Santee, Temecula and Vista. In addition, we have received approval from the Office of the Comptroller of the Currency to open a Corona branch (currently a loan production office).

We also operate a total of nine loan production offices including six in the California cities of Castro Valley, Corona, Fresno, Huntington Beach, Los Angeles and Manhattan Beach, as well as two offices in Phoenix, Arizona, and one office in Reno, Nevada, where we primarily source SBA loans.

Loan Portfolio

Types of Loans

We offer a diverse line of loan products, including commercial loans, SBA loans, small aircraft loans, real estate and consumer loans. The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$53,552	7.23%	$35,213	6.48%	$20,590	5.12%	$16,408	4.75%	$15,332	4.97%
Aircraft loans	28,617	3.87%	28,819	5.30%	30,368	7.55%	29,462	8.53%	23,929	7.76%
Real estate:
Construction loans	109,500	14.79%	75,200	13.84%	66,957	16.66%	67,445	19.53%	60,264	19.53%
Secured by:
One- to four-family HFI	16,994	2.30%	8,690	1.60%	9,671	2.41%	13,634	3.95%	7,634	2.47%
One- to four-family HFS	—	0.00%	—	0.00%	—	0.00%	3,219	0.93%	3,724	1.21%
Commercial HFI	356,571	48.16%	276,724	50.91%	201,219	50.06%	158,189	45.82%	154,257	49.99%
Commercial HFS	154,049	20.81%	101,385	18.65%	69,148	17.20%	49,619	14.37%	35,138	11.39%
Consumer:
Home equity lines of credit	10,459	1.41%	8,027	1.48%	1,933	0.48%	3,394	0.98%	2,615	0.85%
Other	10,620	1.43%	9,473	1.74%	2,085	0.52%	3,928	1.14%	5,635	1.83%

Total gross loans outstanding	740,362	100.00%	543,531	100.00%	401,971	100.00%	345,298	100.00%	308,528	100.00%
Deferred loan fees	(3,290)		(4,011)		(2,549)		(1,882)		(54)
Allowance for loan losses	(9,773)		(7,508)		(5,210)		(3,945)		(2,788)

Net loans	$727,299		$532,012		$394,212		$339,471		$305,686

Commercial Lending

Our commercial business loans consist of lines of credit and short-term notes which provide the borrower funds for one year or less, term loans with terms of up to five years, commercial construction loans with terms of eighteen months or less and mini perm loans for a term of up to ten years with a longer amortization up to thirty years. We will also enter into commercial loans in excess of $14.0 million, our current legal lending limit, but will participate out that portion in excess of our legal lending limit.

Small Aircraft Lending

Our commercial loan portfolio also includes loans secured by new and used aircraft. Our aircraft loan customers are generally professionals, business owners and other high net worth individuals. The original loan amounts range in size from $10,000 to $2.3 million; however, our average loan size is $68,000. These loans are offered at the option of the borrower at 15 year fixed rate terms or 20 year variable rate terms. We primarily focus on the credit worthiness of the borrower, review the wholesale value of the aircraft and conduct a title search on all aircraft loans. Additionally, appropriate ground, air and title insurance must be obtained by the borrower. At December 31, 2005, we had $28.6 million of aircraft loans in our portfolio.

Commercial Real Estate Lending

We focus on originating loans secured by commercial real estate, such as retail centers, small office, light industrial buildings and other mixed use commercial properties. We also extend loans secured by special purpose properties such as motels, restaurants and service stations the majority of which are funded through the SBA 7a program. Pursuant to our underwriting policies, commercial real estate loans, which are not SBA loans, may be made in amounts up to 75% of the appraised value of the property. These loans may be made with terms up to 10 years and are either adjustable or fixed rate loans for a maximum term of up to 5 years. We generally require a minimum debt service ratio (the ratio of net earnings on a property to service the debt) of 1.25 to 1 or more. In addition to commercial real estate lending, and to a much lesser extent, we originate loans secured by multi-family residential properties.

Loans secured by commercial real estate and multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential loans. The liquidation value of commercial and multi-family properties may be adversely affected by risks generally incidental to interests in real property, including changes or continued weakness in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in occupancy rates; increases in interest rates, real estate and personal property tax rates and other operating expenses including energy costs; the availability of refinancing; changes in governmental rules, regulations and fiscal policies, including rent control ordinances, environmental legislation, taxation and other factors beyond the control of the borrower or the lender. Because of this, an important consideration is the borrower’s experience in owning and managing similar properties and our lending experience with the borrower.

Construction Lending

We originate construction loans on both one- to four- family residences and commercial real estate properties. We originate two types of residential construction loans, consumer and builder. We originate consumer owner-occupied construction loans to build single family residences, as well as builder construction loans to companies engaged in the business of constructing homes for resale, although at this time we do not have any single-family tract development lending. These loans may be for homes currently under contract for sale or homes built for speculative purposes to be marketed for sale during construction. For owner occupied single family residences, the borrower and the property must qualify for permanent financing. Prequalification for owner occupied single family residences is required. For commercial property, the borrower must qualify for permanent financing and the debt service coverage generally must be 1.25 to 1 or more. Qualification for commercial properties can be determined by the loan officer as part of the credit presentation. Absent such prequalification, a construction loan will not be approved. We originate land acquisition and development loans with the source of repayment being either the sale of finished lots or the sale of homes to be constructed on the finished lots. Construction loans are generally offered with terms up to eighteen months.

Construction loans are generally made in amounts up to 75% of the value of the security property for non-owner occupied single family residences and commercial properties and up to 80% for owner-occupied single family residences. During construction, loan proceeds are disbursed in draws as construction progresses based upon inspections of work in place by independent construction inspectors. At December 31, 2005, we had construction loans, including land acquisition and development loans, totaling $109.5 million.

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

Consumer Lending

Our portfolio of consumer loans primarily consists of adjustable-rate home equity lines of credit and installment loans secured by new or used automobiles and loans secured by deposit accounts. Unsecured consumer loans are made with a maximum term of three years and a maximum loan amount of $5,000. At December 31, 2005, installment and unsecured consumer loans totaled $10.6 million.

As of December 31, 2005, home equity loans totaled $10.5 million. Our home equity loans are adjustable-rate and re-price with changes in the prime rate as reported in the Wall Street Journal. Home equity lines of credit are offered in amounts up to 75% of the appraised value and with terms up to ten years.

Our one- to four- family residential loan portfolio at December 31, 2005, was $17.0 million. As of December 31, 2005, the average loan size for one- to four- family residential loans was $414,000, the average remaining maturity was 2 years with an average interest rate of 7.84%.

The following table sets forth our loan production by category including purchases, sales and principal repayments of loans for the periods indicated:

	At or For the Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Beginning balance	$532,012	$394,212	$339,471	$305,686	$245,437
Loans originated:
Commercial loans	43,179	25,973	13,485	10,091	11,975
Aircraft	11,442	9,060	11,845	14,665	9,418
Real estate:
Construction loans	118,231	117,783	119,423	100,841	94,418
One- to four-family	3,606	1,761	2,353	50,730	56,607
Commercial	305,984	262,705	172,414	129,754	90,617
Consumer	10,572	3,297	1,267	3,061	4,072

Total loans originated	493,014	420,579	320,787	309,142	267,107

Loans sold
Real estate:
Construction	—	—	1,725	464	3,093
One- to four-family	535	2,863	6,645	44,689	35,284
Commercial	86,620	81,735	66,010	64,773	28,520

Total loans sold	87,155	84,598	74,380	109,926	66,897

Loans acquired in merger: (1)(2)
Commercial loans	13,053	12,763
Aircraft	—	415
Real estate:
Construction loans	39,415	12,177
One- to four-family	3,741	4,381
Commercial	18,659	46,493
Consumer	5,728	14,126

Total gross loans acquired	80,596	90,355
Deferred loan origination fees	(288)	(230)
Discount on unguaranteed portion of SBA loans retained	(58)	(127)
Allowance for loan loss	(1,269)	(1,156)

Net loans acquired	78,981	88,842

Less:
Principal repayments	288,721	285,717	189,734	162,445	139,021
Other net changes (3)	832	1,306	1,932	2,986	940

Total loans	$727,299	$532,012	$394,212	$339,471	$305,686

(1)	Loans acquired in merger at 2005 represent Rancho Bernardo Community Bank loans acquired at August 19, 2005.
(2)	Loans acquired in merger at 2004 represent Cuyamaca Bank, N.A. loans acquired at October 1, 2004.
(3)	Other net changes include changes in allowance for loan losses and deferred loan fees.

Loan Servicing

Loans are serviced by us with the exception of long-term permanent loans secured by single family residences, which are serviced by a third-party who specializes in residential mortgage services. The loan officer is responsible for the day to day relationship with the customer, unless the loan becomes delinquent, at which time the responsibilities are reassigned to portfolio administration. As of December 31, 2005, our servicing portfolio was $936.7 million of which $196.4 million were loans serviced for others. Of the $196.4 million serviced for others, $179.0 million were SBA 7a loans.

Our loan servicing operations are intended to provide prompt customer service, accurate and timely information for account follow-up, reporting and management review. Following the funding of an approved loan, all pertinent loan data is entered into our data processing system which provides monthly billing statements, tracks payment performance, and affects agreed upon interest rate adjustments on loans. Regular loan service functions include payment processing and collection notices, as well as tracking the performance of additional borrower obligations with respect to the maintenance of casualty insurance coverage, payment of property taxes and senior liens. When payments are not received by their contractual due date, collection efforts begin on the fifteenth day of delinquency with a telephone contact. If the borrower is non-responsive or the loan officer feels more stringent action may be required, the Credit Administrator and/or the Chief Credit Officer are consulted. Notices of default are generally filed when the loan has become 30-90 days past due.

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

Credit approval authority is segregated into three distinct levels, namely the Directors’ Loan Committee, Officers’ Loan Committee and the individual lending limits of loan officers. The limits for the various levels are determined by the Board of Directors and/or the President and reviewed periodically. Our Directors’ Loan Committee consists of our President and at least three of our outside directors. The committee meets at least once a month or more frequently as needed. Our Officers’ Loan Committee consists of our President, our Executive Vice President/Chief Credit Officer, our Executive Vice President/SBA, our Senior Vice President/Credit Administration, our Vice President/SBA Manager and our Senior Vice President/Corporate Lending. Our committee is chaired by our Chief Credit Officer and meets twice a week or more frequently as needed.

Our Board has established loan authority guidelines, which in general state that all borrowing relationships where the aggregate amount of credit is over $2.5 million or more must be submitted to our Officers’ Loan Committee for approval. Our Officers’ Loan Committee has authority to approve loans up to $6.0 million. Our

Directors’ Loan Committee approves all loans over $6.0 million, reviews all secured loans originated of $500,000 or more and all other loans of $100,000 or more, as well as classification of assets, delinquencies and the current status of the loan portfolio. See “Concentrations of Credit”

If the loan is approved, our loan commitment specifies the terms and conditions of the proposed loan including the amount, interest rate, the amortization term, a brief description of the required collateral, and the required insurance coverage. Generally, the borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral. Casualty insurance must be maintained during the full term of the loan and title insurance is generally required on all real estate secured loans.

Outside of our eleven branches, we maintain loan production offices in California, Arizona, and Nevada. Our loan production offices are typically staffed with a loan officer who prepares the loan applications and compiles the necessary information regarding the applicant. The completed loan file is then sent to our corporate headquarters office where the credit decision is made. Our loan production offices not associated with the retail branches predominantly originate loans guaranteed by the SBA. Our retail branches may include both SBA loan officers as well as non-SBA commercial loan officers.

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

Our SBA loans fall into two categories, loans originated under the SBA’s 7a Program (“7a Loans”) and loans originated under the SBA’s 504 Program (“504 Loans”). During the year ended December 31, 2005, 504 loans constituted 63% of SBA loans originated with the remainder originated in the 7a program. Of all SBA loans originated, approximately 99.7% are collateralized by commercial real estate, while the balance are commercial business loans generally for the purpose of funding working capital, equipment purchases and accounts receivable.

Under the SBA’s 7a Program, loans are guaranteed up to 85% by the SBA. SBA 7a loans in excess of $150,000 are guaranteed up to 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA documentation and eligibility guidelines.

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

Under the SBA’s 504 Program, we require a 10% down payment. We then enter into a 50% first trust deed secured loan to the borrower and an interim 40% second trust deed secured loan. The first trust deed secured loan has a term of up to 25 years. The second trust deed secured loan is for a term of 120 days. Within the interim period of entering into the loan, the second trust deed loans are refinanced by SBA certified development companies and used as collateral for SBA guaranteed debentures. For 504 construction loans, the interim period does not commence until the notice of completion is filed. The first trust deed secured loans may be pre-sold by the Bank without recourse, prior to releasing the funds to the purchaser. We retain no servicing on 504 Loans after they are sold.

We periodically sell the guaranteed and un-guaranteed portions of SBA 7a loans we originate. We retain the servicing on such loans. This strategy allows us to manage our liquidity levels and to ensure that funding is always available to meet the local community loan demand. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7a loans pays a premium to us which, generally, is between 6% and 10% of the guaranteed amount. We also receive a servicing fee equal to 1% of the amount sold. In certain instances we will retain a servicing fee in excess of the 1% required by the SBA on guaranteed portions sold at amounts greater than par in order to lower the cash premium paid at the time of sale. We consider servicing fees in excess of 1% to be separately created financial instruments which we classify as interest-only strips and record at their fair value at the time of sale on the balance sheet. In the event that a 7a loan goes into default within 270 days of its sale, or prepays within 90 days, we are required to repurchase the loan and refund the premium to the purchaser. During the three year period ended December 31, 2005, we have not repurchased any loans that defaulted within the first 270 days, and have had only two loans prepay within the first 90 days. A reserve has not been deemed necessary as the likelihood of a refund is considered remote.

We strive to provide greater stability to our earnings through the sale of SBA loans on a quarter-by-quarter basis. We cannot provide assurance as to what the levels of earnings from such sales will be in the future. SBA loans not sold in the secondary market will be retained to enhance interest income.

SBA lending is a program administered and created by the federal government. As such, legislative and regulatory developments can affect the availability and funding of the program. This dependence on legislative funding and regulatory restrictions from time to time causes limitations and uncertainties with regard to the continued funding of such loans, which could potentially have an adverse financial impact on our business. Since our SBA Division constitutes a significant portion of our lending business the dependence on this government program and its periodic uncertainty creates greater risk than other areas of our lending business. See “Factors That May Affect Future Results of Operations — Legislative and Regulatory Developments.”

Loan Maturities

The following table sets forth the contractual maturities of our gross loans at December 31, 2005:

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total Loans
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$31,550	$5,651	$10,527	$5,824	$53,552
Aircraft loans	1,531	39	247	26,800	28,617
Real estate:
Construction loans	105,932	469	—	3,099	109,500
Secured by one- to four-family residential properties	10,282	4,865	412	1,436	16,995
Secured by commercial properties	123,179	26,461	35,974	325,006	510,620
Consumer:
Home equity lines of credit	45	—	332	10,082	10,459
Other	2,369	438	721	7,091	10,619

Total gross loans held for investment and held for sale	$274,888	$37,923	$48,213	$379,338	$740,362

The following table sets forth, as of December 31, 2005, the amount of gross loans outstanding that are contractually due after December 31, 2006 and whether such loans have fixed or adjustable rates:

	Due after December 31, 2006
	Fixed	Adjustable	Total
	(dollars in thousands)
Loan portfolio composition:
Commercial loans	$8,562	$13,440	$22,002
Aircraft loans	5,665	21,422	27,087
Real estate:
Construction loans	2,747	821	3,568
Secured by one- to four-family residential properties	1,628	5,084	6,712
Secured by commercial properties	41,799	345,641	387,440
Consumer:
Home equity lines of credit		10,414	10,414
Other	8,244	7	8,251

Gross loans outstanding	$68,645	$396,829	$465,474

Concentrations of Credit

Under federal law, our ability to make aggregate loans-to-one-borrower is limited to 15% of unimpaired capital and surplus which as of December 31, 2005 was $14.0 million, plus an additional 10% of unimpaired capital and surplus if a loan is secured by readily-marketable collateral which is defined to include only certain financial instruments and gold bullion.

The Company’s lending activities are concentrated primarily in the western Riverside and San Diego Counties of Southern California. Our primary investment is in loans, 86.1% of which were secured by real estate at December 31, 2005. Although we monitor our real estate loan portfolio on a regular basis to avoid undue concentrations to a single borrower or type of real estate collateral, real estate in general is considered a concentration of investment. We seek to mitigate this risk by requiring each borrower to have a certain amount of equity in the real estate at the time of grant or loan funding, depending on the type of real estate and the credit quality of the borrower. Trends in the market are monitored closely by management on a regular basis. See “Item 1A. — Risk Factors.”

Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company’s market area. The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made depending on the type of loan, the underlying property and other factors.

Credit risk represents the possibility that a customer or counter-party may not perform in accordance with contractual terms. We incur credit risk whenever we extend credit to, or enter into other transactions with our customers. Loan review and other loan monitoring practices provide a means for our management to ascertain whether proper credit, underwriting and loan documentation policies, procedures and practices are being followed by our loan officers and applied uniformly. Implementation and daily administration of loan review rests with our Chief Credit Officer and our President who approve loan officer requests for changes in risk ratings. Loan officers are responsible for continually grading their loans so that individual credits properly reflect the risk inherent therein. On a quarterly basis, our Board of Directors provide for a third-party loan review of loans that meet certain criteria originated since the previous review. While we continue to review these and other related functional areas, there can be no assurance that the steps we have taken to date will be sufficient to enable us to identify, measure, monitor and control all credit risk.

Although there are some borrowers that carry large loan balances with the Bank, we do not believe that the Bank is dependent on a select few customers or a single customer for its loans. The majority of our loans are obtained from individuals and small to medium-sized businesses. These transactions result in relatively small average loan balances, but make us less subject to the adverse effect on liquidity that can result from the loss of a substantial borrower. At December 31, 2005, no one borrower accounted for more than 10% of our total loan portfolio.

Summary of Loan Loss Experience

In order to recognize on a timely basis, to the extent practicable, a borrower’s inability or failure to repay their loan, we have established an allowance for loan losses through periodic charges to income. We have set forth a formal policy which takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans.

The following table sets forth information regarding the Bank’s allowance for loan losses at the dates and for the periods indicated:

	At or for the twelve months ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Balance at beginning of year	$7,508	$5,210	$3,945	$2,788	$1,988
Reserve acquired in merger	1,269	1,156	—	—	—
Chargeoffs:
Real estate loans:
Commercial	—	—	129	518	301
Commercial	2	33	458	—	—
Aircraft	488	15	48	—	374
Consumer	14	18	45	13	12

Total chargeoffs	504	66	680	531	687
Recoveries:
Real estate loans:
One- to four-family	—	—	—	—	6
Commercial	3	—	25	5	—
Commercial	1	7	300	—	—
Aircraft	252	—	—	11	54
Consumer	13	25	10	—	4

Total recoveries	269	32	335	16	64

Net chargeoffs	235	34	345	515	623
Reserve for losses on commitments to extend credit	—	—	(29)	111	(47)
Provision for loan losses	1,231	1,176	1,639	1,561	1,470

Balance at end of year	$9,773	$7,508	$5,210	$3,945	$2,788

Net chargeoffs to average loans	0.04%	0.01%	0.09%	0.16%	0.23%

Reserve for losses on commitments to extend credit	$295	$203	$203	$174	$285

In originating loans, we recognize that losses will be experienced and that the risk of loss will vary determined by, among other things, the type of loan being made, credit worthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The allowance is increased by provisions charged against earnings and reduced by net loan charge offs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible. Recoveries are recorded only when cash payments are received.

In order to determine the appropriate allowance for loan losses, our management and Directors’ Loan Committee meet quarterly to review the loan portfolio. To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the estimate of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information available. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents an analysis of the allowance for loan losses to our Board of Directors on a quarterly basis.

The following table sets forth the Company’s percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total gross loans in each of the categories listed at the dates indicated, dollar amounts are presented in thousands:

	At or For the Years Ended December 31,
	2005			2004			2003
	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Gross Loans
Commercial loans	$1,839	18.8%	7.2%	$898	12.0%	6.5%	$824	15.8%	5.1%
Aircraft loans	479	4.9%	3.9%	426	5.7%	5.3%	544	10.4%	7.6%
Real estate:
Construction loans	1,697	17.4%	14.8%	1,599	21.3%	13.8%	536	10.3%	16.6%
Secured by:
One- to four-family residential properties	437	4.5%	2.3%	256	3.4%	1.6%	73	1.4%	2.4%
Commercial properties	4,547	46.5%	69.0%	3,766	50.2%	69.6%	3,089	59.3%	67.3%
Consumer:
Home equity lines of credit	137	1.4%	1.4%	181	2.4%	1.5%	14	0.3%	0.5%
Other	637	6.5%	1.4%	382	5.1%	1.7%	130	2.5%	0.5%

Total allowance	$9,773	100.0%	100.0%	$7,508	100.0%	100.0%	$5,210	100.0%	100.0%

	At or For the Years Ended December 31,
	2002			2001
	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Gross Loans
Commercial loans	$178	4.5%	4.8%	$103	3.7%	5.0%
Aircraft loans	235	6.0%	8.5%	46	1.7%	7.8%
Real estate:
Construction loans	936	23.7%	19.5%	561	20.1%	19.5%
Secured by:
One- to four-family residential properties	178	4.5%	4.9%	95	3.4%	3.7%
Commercial properties	2,189	55.5%	60.2%	1,787	64.1%	61.4%
Consumer:
Home equity lines of credit	63	1.6%	1.0%	67	2.4%	0.8%
Other	166	4.2%	1.1%	129	4.6%	1.8%

Total allowance	$3,945	100.0%	100.0%	$2,788	100.0%	100.0%

The following table sets forth the Company’s percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total gross loans held for investment in each of the categories listed at the dates indicated, dollar amounts are presented in thousands:

	At or For the Years Ended December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Each Category to Loans Held for Investment	Amount	Percent of Loans in Each Category to Loans Held for Investment	Amount	Percent of Loans in Each Category to Loans Held for Investment	Amount	Percent of Loans in Each Category to Loans Held for Investment	Amount	Percent of Loans in Each Category to Loans Held for Investment
Commercial loans	$1,839	9.1%	$898	8.0%	$824	6.2%	$178	5.6%	$103	5.7%
Aircraft loans	479	4.9%	426	6.5%	544	9.1%	235	10.1%	46	8.9%
Real estate:
Construction loans	1,697	18.7%	1,599	17.0%	536	20.1%	936	23.1%	561	22.3%
Secured by:
One- to four-family residential properties	437	2.9%	256	2.0%	73	2.9%	178	4.7%	95	2.8%
Commercial properties	4,547	60.8%	3,766	62.6%	3,089	60.5%	2,189	54.1%	1,787	57.2%
Consumer:
Home equity lines of credit	137	1.8%	181	1.8%	14	0.6%	63	1.1%	67	1.0%
Other	637	1.8%	382	2.1%	130	0.6%	166	1.3%	129	2.1%

Total allowance	$9,773	100.0%	$7,508	100.0%	$5,210	100.0%	$3,945	100.0%	$2,788	100.0%

Investment Portfolio

The following table sets forth the carrying values and estimated fair values of our held to maturity and available for sale investment portfolios at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value	Amortized Cost	Estimated Fair value
	(dollars in thousands)
Held to Maturity
U.S. Government agency and other securities	$—	$—	$—	$—	$1,501	$1,523
Agency mortgage-backed securities	$2,049	$1,896	$3,281	$3,328	$5,213	$5,305
SBA pass through securities	4,704	4,703	917	923	973	979

Total held to maturity securities	$6,753	$6,599	$4,198	$4,251	$7,687	$7,807

Available for sale
Agency mortgage-backed securities	$50,327	$49,660	$26,701	$26,562	$16,049	$15,921

Our investment policy, as established by the Board of Directors, generally limits investments to government and federal agency-backed securities and other non-government guaranteed securities, including corporate debt obligations, which are investment grade. Additionally, our policies provide the authority to invest in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. Our objective is to attempt to provide for and maintain liquidity and generate a favorable return on investments without incurring undue interest rate and/or credit risk. All investment purchases which individually exceed $5.0 million, or that are outside the policy guidelines, are to be approved by our Board of Directors or committee thereof. Purchases and sales under this limitation and within the guidelines of the policies may be done at the discretion of our President, our Chief Financial Officer or our Controller. At December 31, 2005, we had $49.7 million in U.S. Treasury and agency securities available for sale, $6.8 million in U.S. Treasury and agency securities held for investment and federal funds sold of $20.6 million.

The contractual maturities of securities held to maturity at December 31, 2005 were as follows:

	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
Mortgage-backed securities
Due greater than one year through five years	$140	$140	5.14%
Due greater than five years through ten years	4,875	4,731	4.33%
Due greater than ten years	1,088	1,079	4.34%

Subtotal mortgage-backed securities	6,103	5,950	4.35%
SBA pass through securities
Due greater than ten years	650	650	5.27%

Total	$6,753	$6,600	4.44%

Affordable Housing Investments

We have invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs associated with these investments are being amortized on a level-yield method over the life of the related tax credits. The partnerships must meet the regulatory requirements for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over multiple-year periods are $5.0 million as of December 31, 2005. The Company’s usage of tax credits approximated $355,000 and $430,000 during the years ended December 31, 2005 and 2004, respectively; and investment amortization amounted to $307,000 and $215,000 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and December 31, 2004, the investment in these partnerships totaled $2.4 million and $2.6 million, respectively. The Company had a commitment to fund an additional $3.0 million to these partnerships as of December 31, 2005.

Sources of Funds

Deposits, loan payments, proceeds from the sale of loans, cash flows generated from operations and Federal Home Loan Bank (“FHLB”) borrowings are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits

We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of interest and non-interest bearing checking accounts, money market accounts, savings accounts and certificates of deposit. As of December 31, 2005, core deposits, defined as transaction accounts plus retail certificates of deposit under $100,000, constituted 70.5% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are attracted primarily from individuals and small and medium-sized businesses. We rely primarily on customer service, aggressive marketing and cross-selling to customers and prospects to attract and retain deposits, however market interest rates, products, and rates offered by competing financial institutions significantly affect our ability to grow and retain deposits.

The following table sets forth the distribution of our average deposit accounts for the periods indicated and the weighted average yields for each category of deposits presented:

	For the Year Ended December 31,
	2005			2004			2003
	Average Balance	Percent of Total Average Deposits	Average Yield	Average Balance	Percent of Total Average Deposits	Average Yield	Average Balance	Percent of Total Average Deposits	Average Yield
	(dollars in thousands)
MMDA and NOW accounts	$183,600	28.53%	0.95%	$122,086	26.38%	0.53%	$90,213	23.95%	0.76%
Savings accounts	22,450	3.49%	0.17%	16,428	3.55%	0.18%	14,243	3.78%	0.42%
Non-interest-bearing accounts	137,950	21.43%	0.00%	87,548	18.91%	0.00%	61,745	16.39%	0.00%
Time deposits less than $100,000	92,287	14.34%	2.47%	72,219	15.60%	1.53%	76,111	20.20%	2.15%
Time deposits of $100,000 or more	207,339	32.21%	2.96%	164,591	35.56%	1.70%	134,408	35.68%	2.02%

Total average deposits	$643,626	100.00%	1.58%	$462,872	100.00%	0.99%	$376,720	100.00%	1.35%

During the year ended December 31, 2005, including the deposits from the Rancho Bernardo acquisition, average MMDA and NOW account deposits increased by $61.5 million, or 50.4%; average savings account deposits increased $6.0 million or 36.7%; non-interest bearing deposits increased $50.4 million or 57.6%; time deposits less than $100,000 increased $20.1 million or 27.8%; and time deposits of $100,000 or more increased $42.7 million or 26.0% when compared to the year ended December 31, 2004.

At December 31, 2005, we had $209.7 million in time deposits in amounts of $100,000 or more, consisting of 809 accounts, maturing as follows:

	December 31, 2005	Weighted Average Rate
	(dollars in thousands)
Three months or less	$70,625	3.52%
Greater than three months to six months	67,379	3.42%
Greater than six months to twelve months	51,090	3.44%
Greater than twelve months	20,643	4.59%

Total	$209,737	3.57%

Although there are some customers that carry large deposits with the Bank, we do not believe that the Bank is dependent on a select few customers or a single customer for its deposits. The majority of our deposits are obtained from individuals and small to medium-sized businesses. These transactions result in relatively small average deposit balances, but make us less subject to the adverse effect on liquidity that can result from the loss of a substantial depositor. At December 31, 2005, no one depositor accounted for more than 5% of our total deposits.

Short-Term Borrowings

Short-term borrowings totaled $52.3 million as of December 31, 2005 compared to $1.0 million as of December 31, 2004 primarily due to increased loan demand in 2005 in excess of our deposit growth. Our short-term borrowings primarily consist of federal home loan bank funds borrowed overnight to meet periodic increases in loan demand and deposit withdrawals and maturities.

Long-Term Borrowings

Long-term borrowings, consisting primarily of trust preferred securities, totaled $37.2 million as of December 31, 2005 compared to $17.6 million as of December 31, 2004. The net change in long-term debt is a result of the issuance of $20.0 million in trust preferred securities in the third quarter of 2005. See “Item 8 — Financial Statements and Supplementary Data — Footnote 10 — Other Borrowed Funds” for terms.

Employees

As of December 31, 2005, we had a total of 227 full-time employees and 47 part-time employees reflecting a full-time equivalent of 246 employees. We believe that our employee relations are satisfactory.

Competition

The banking and financial services business in California generally, and in our primary market area specifically, is highly competitive with a number of large out-of-state and regional banks with offices covering wide geographic areas, in addition to many smaller local community based banks. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology, product delivery systems and the accelerating pace of consolidation among financial service providers.

We compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services. In order to compete with the other financial services providers, we principally rely upon our independent status to provide personalized service to customers, local decision making, participation in local promotional activities, and seek to develop personal relationships established by officers, directors and employees with our customers, and continue to provide specialized services tailored to meet our customers’ needs.

A growing number of banks and financial services companies are offering customers the ability to conduct transactions with them over the Internet. We began offering Internet banking services to our customers in 1999.

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

We and the Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Community Bancorp nor the Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Our common stock is registered with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended. As such, we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of such Act.

The Bank

The Bank, as a national banking association, is subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency (“Comptroller”). If, as a result of an examination of a bank, the Comptroller should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Comptroller. Such remedies include the power to enjoin “unsafe or unsound practices,” to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a bank’s deposit insurance in the absence of action by the Comptroller and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or make prejudice the interest of its depositors. The Bank has never been subject to any such actions by the Comptroller or the FDIC.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

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

For information concerning the capital ratios of Community Bancorp and the Bank, see, “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” as of December 31, 2005.

Under applicable regulatory guidelines, Community Bancorp Inc.’s trust preferred securities issued by our subsidiary capital trusts qualify as Tier 1 capital up to a maximum limit of 25% of Tier 1 capital. Any additional portion of the trust preferred securities would qualify as Tier II capital. As of December 31, 2005, those subsidiary trusts have $35.0 million in trust preferred securities outstanding, of which $34.7 million qualify as Tier 1 capital.

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

Banks are subject to certain Federal Reserve Board restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons (i.e., insiders). Extensions of credit (1) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism, or the Patriot Act of 2001. Among other things, the Patriot Act (i) prohibits banks from providing correspondent accounts directly to foreign shell banks; (ii) imposes due diligence requirements on banks opening or holding accounts for foreign financial institutions or wealthy foreign individuals (iii) requires financial institutions to establish an anti-money-laundering compliance program, and (iv) eliminates civil liability for persons who file suspicious activity reports. The Patriot Act also increases governmental powers to investigate terrorism, including expanded government access to account records. The Department of the Treasury is empowered to administer and make rules to implement the Patriot Act. Various measures are currently pending before Congress to extend portions of the Patriot Act. While we believe the Patriot Act may, to some degree, affect our recordkeeping and reporting expenses, we do not believe that it will have a material adverse effect on our business and operations.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”), was signed into law to address corporate governance and accounting oversight matters of companies whose securities are registered under the Securities Exchange Act and, therefore, applies to the Company. SOX established a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also (i) requires chief executive officers and chief financial officers to certify the accuracy of periodic reports filed with the SEC; (ii) imposes new requirements regarding internal controls, off-balance-sheet transactions, and pro forma (non-GAAP) disclosures; (iii) accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and (iv) requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one “audit committee financial expert.”

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

Bank Secrecy Act

In 1970, Congress passed the Currency and Foreign Transactions Reporting Act, otherwise known as the Bank Secrecy Act (the “BSA”), which established requirements for recordkeeping and reporting by banks and other financial institutions. The BSA was designed to help identify the source, volume and movement of currency and other monetary instruments into and out of the United States in order to help detect and prevent money laundering connected with drug trafficking, terrorism and other criminal activities. The primary tool used to implement BSA requirements is the filing of Suspicious Activity Reports. Today, the BSA requires that all banking institutions develop and provide for the continued administration of a program reasonably designed to assure and monitor compliance with certain recordkeeping and reporting requirements regarding both domestic and international currency transactions. These programs must, at a minimum, provide for a system of internal controls to assure ongoing compliance, provide for independent testing of such systems and compliance, designate individuals responsible for such compliance and provide appropriate personnel training.

FDIC Deposit Insurance

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

The President signed the budget reconciliation package (S 1932) that contains the comprehensive Federal Deposit Insurance Reform Act of 2005. This legislation, among other things, (i) merges the Bank Insurance Fund (BIF) and the Savings Associations Insurance Fund (SAIF) into the Deposit Insurance Fund (DIF); (ii) establishes a process for indexing coverage levels to account for inflation; (iii) sets a cap on the DIF; (iv) sets up a system of dividends; (v) gives certain banks credit for past over-payments to the fund; (vi) gives the FDIC added flexibility should the fund ever face financial difficulty; and (vii) increases deposit insurance coverage to $250,000 for certain retirement accounts. The legislation will become effective six months after the FDIC completes their regulations covering the above items.

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

Community Reinvestment Act (“CRA”)

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

Impact of Change in Accounting Standards

The Company currently and historically has accounted for its stock based compensation under Accounting Principles Board Opinion No. 25 (“APB No. 25”). The Company is not required to record compensation expense for equity-based awards under APB No. 25, The Financial Accounting Standards Board issued Statement

Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation in December 2004 which requires the Company to begin recording compensation expense for such awards based upon the fair value of such awards for all periods beginning after January 1, 2006.

Although the Company has historically provided in the notes to its financial statements pro forma earnings information showing what the Company’s results would have been had the Company been recording compensation expense for such awards, the amount of such expense was not reflected in its financial results. Consequently, when the Company begins recording equity-based award compensation expense in 2006, the period over period comparisons will be affected by the inclusion of such expense in 2006 and the absence of such expense from 2005 and prior periods. Initial estimates for 2006 put the impact to earnings at approximately $227,000 pre-tax.

Where You Can Find More Information

Interested readers can access the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 through the Investor Relations section of the Company’s website at www.comnb.com. These reports can be accessed free of charge from the Company’s website as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed. We post these reports to our website as soon as reasonably practicable after filing them with the SEC. None of the information on or hyperlinked from our website is incorporated into this Report.

Financial Information about Segments

Information regarding the Company’s segments in which the Company operates is contained in Note 23, “Segment Information” of our Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003, which note is incorporated herein by this reference and is included as part of “Item 8. Financial Statements and Supplementary Data” to this Form 10-K.

ITEM 1A.	RISK FACTORS

An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes may affect our business are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this Annual Report. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

Risks Associated with our Business.

We are highly dependent on real estate and a downturn in the real estate market could hurt our business.

A significant portion of our loan portfolio is dependent on real estate. At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 86.1% of our loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by us, as well as our financial condition and results of operations in general and the market value of our common stock.

Acts of nature, including earthquakes, floods and fires, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact our financial condition.

We have a concentration in commercial real estate loans.

We have a high concentration in commercial real estate or CRE loans. Approximately 59.9% of our lending portfolio can be classified as CRE lending. CRE loans generally involve a higher degree of credit risk than residential mortgage lending due, among other things, to the large amounts loaned to individual borrowers. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. In addition, unlike residential mortgage loans, commercial real estate loans generally depend on the cash flow from the property to service the debt. Cash flow may be significantly affected by general economic conditions.

Banking regulators have recently issued proposed guidance regarding institutions that have particularly high concentrations of CRE within their lending portfolios. This guidance suggests that institutions that exceed certain levels of CRE lending may be required, in the future, to maintain higher capital ratios than institutions with lower concentrations in CRE lending if they do not have appropriate risk management policies and practices in place. We are currently above the proposed CRE concentration level. If and when this proposed guidance becomes final, we may be subject to enhanced regulatory scrutiny and subject to higher capital requirements.

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

For example, the SBA 7a program was halted briefly in January 2004, and when the program returned to operation, the maximum loan size had been decreased from $1.3 million to $750,000 per loan. Furthermore, the loans can no longer be secured by a second trust deed as previously allowed under the rules. Currently, there are no planned or pending changes to the program known.

In 2003 we began to concentrate on the efficient origination of our SBA 504 lending. In 2005, the SBA 504 product accounted for 62.7% of our SBA loan production, or $101.4 million, which is a significant increase over prior years. We believe we can now shift a significant portion of the demand for the larger real estate secured loans from the 7a program to the SBA 504 loan product, which has been unaffected by the Government’s limitations on 7a loans. As a result, if we generate fewer 7a loans and have less gain on sale revenue in future periods due to governmental restrictions on 7a lending, we expect the increased income from our expanded SBA 504 portfolio will help lessen the impact of the restricted 7a program.

Our real estate lending exposes us to the risk of environmental liabilities.

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

Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of our borrowers, the rates received on loans and securities and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, we would expect our interest rate spread to increase if interest rates rise and, conversely, to decline if interest rates fall. Increasing levels of competition in the banking and financial services business may decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates and increasing competition may have an adverse effect on our business, financial condition and results of operations.

A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans at lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments.

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

Factors that may adversely affect our ability to attain our long-term financial performance goals include those stated elsewhere in this section, as well as:

•	Inability to control non-interest expense, including, but not limited to, rising employee and healthcare costs;

•	Inability to increase non-interest income; and

•	Continuing ability to expand, through de novo branching or finding acquisition targets at valuation levels we find attractive.

Our primary market area is an increasingly competitive and overcrowded banking market. Our ability to achieve the growth outlined in our corporate strategic goals may be dependent in part on an ability to grow through the successful addition of new branches or the identification and acquisition of potential targets at acceptable pricing levels either inside or outside of our primary market. If we are unable to attract significant new business through strategic branching, or acquire new business through our acquisition of other banks, our growth in loans and deposits and, therefore, our earnings, may be adversely affected.

Incorporating banks we recently merged with into our systems and corporate culture may be difficult and more costly than we have estimated.

In October 2004 we acquired Cuyamaca Bank, N.A. and in August 2005 we acquired Rancho Bernardo Community Bank. Details of these transactions are presented in Note 2 — Merger Related Activity in the notes to consolidated financial statements included in Item 8 Financial Statements and Supplementary Data, which is located elsewhere in this report. Following these mergers, we are now in operation in the additional cities of El Cajon, Encinitas, La Mesa, Rancho Bernardo and Santee. The mergers provide us with the opportunity to streamline our back-office operations and improve the efficiency of our risk management processes. We are currently in the midst of integrating these banks into our systems to create a fully-integrated institution. Even though we have allocated significant resources to the planning and execution of this integration, there can be no assurance that unforeseen issues will not adversely affect us. Failure to successfully complete this integration could result in the failure to achieve anticipated operating efficiencies and loss of customers.

Potential acquisitions may disrupt our business and dilute stockholder value.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

We may seek merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. We do not currently have any specific plans, arrangements or understandings regarding such expansion. We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate, future acquisitions or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In attempting to make such acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•	Potential exposure to unknown or contingent liabilities of the target company.

•	Exposure to potential asset quality issues of the target company.

•	Difficulty and expense of integrating the operations and personnel of the target company.

•	Potential disruption to our business.

•	Potential diversion of management’s time and attention.

•	The possible loss of key employees and customers of the target company.

•	Difficulty in estimating the value of the target company.

•	Potential changes in banking or tax laws or regulations that may affect the target company.

Economic conditions in areas San Diego and Western Riverside Counties could adversely affect our operations and/or cause us to sustain losses.

Our retail and commercial banking operations are concentrated primarily in San Diego and western Riverside Counties. As a result of this geographic concentration, our results of operations depend largely upon economic conditions in this area. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. This risk increases when the economy is weak. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations in general and the market value of our stock.

We face strong competition from financial service companies and other companies that offer banking services that could hurt our business.

The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting quality assets and deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services business may reduce our market share, decrease loan demand, cause the prices we charge for our services to fall, or decrease our net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Therefore, our results may differ in future periods depending upon the nature or level of competition.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain key people. Competition for the best people in most of our activities can be intense and we may not be able to hire people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

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

Information Systems. We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Technological Advances. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events. Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, Southern California is subject to earthquakes and fires. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities. While we have not experienced such an occurrence to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We depend on cash dividends from our subsidiary bank to meet our cash obligations.

As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities and our other obligations, including cash dividends. See “Item 5 — Market for Common Equity and Related Stockholder Matters.” Various statutory provisions restrict the amount of dividends our subsidiary bank can pay to us without regulatory approval.

Risks Associated with our Industry.

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

New laws and regulations or changes in existing laws and regulations or repeal of existing laws and regulations may adversely impact our business. For example, operating expenses were impacted by the $319,000 cost of compliance with the Sarbanes-Oxley Section 404 provisions in the year ended December 31, 2005.

Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects economic conditions for us.

New legislative and regulatory proposals may affect our operations and growth.

Proposals to change the laws and regulations governing the operations and taxation of, and federal insurance premiums paid by, banks and other financial institutions and companies that control such institutions are frequently raised in the U.S. Congress, state legislatures and before bank regulatory authorities. The likelihood of any major changes in the future and the impact such changes might have on us or our subsidiaries are impossible to determine. Similarly, proposals to change the accounting treatment applicable to banks and other depository institutions are frequently raised by the SEC, the federal banking agencies, the IRS and other appropriate authorities. The likelihood and impact of any additional future changes in law or regulation and the impact such changes might have on us or our subsidiaries are impossible to determine at this time.

Risks Associated with our Stock.

Our Stock Trades Less Frequently Than Others.

Although our common stock is listed for trading on the Nasdaq National Market, the trading volume in our common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Our Stock Price Is Affected by a Variety of Factors.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors discussed in this section, including, among other things:

•	Actual or anticipated variations in quarterly results of operations.

•	Recommendations by securities analysts.

•	Operating and stock price performance of other companies that investors deem comparable to our company.

•	News reports relating to trends, concerns and other issues in the financial services industry.

•	Perceptions in the marketplace regarding our company and/or its competitors.

Our Common Stock Is Not An Insured Deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Our Certificate of Incorporation and By-Laws, As Well As Certain Banking Laws, May Have an Anti-Takeover Effect.

Provisions of our certificates of incorporation, bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may hinder a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We occupy a permanent 32,924 square foot headquarters facility located at 900 Canterbury Place, Escondido, California. Included in the 32,924 square feet is the Escondido branch, which occupies approximately 7,914 square feet. We have subleased approximately 2,448 square feet of this facility to third party tenants; however as of the end of January 2006, we will occupy 100% of the building.

In addition to the Escondido branch, we operate ten other full-service branches, eight of which are leased properties and two which we own. The owned branches are as follows: the El Cajon branch which was acquired as part of the Cuyamaca Bank acquisition, is approximately 5,200 square feet and is located at 368 Broadway, El Cajon, California. The fair value of the land, building and improvements at the acquisition date was $1.7 million. The Fallbrook branch is approximately 4,000 square feet and is located at 130 West Fallbrook Street, Fallbrook, California. The purchase price for this branch was approximately $550,000 for the land, building and improvements. Leased branches are as follows: The Bonsall branch is located at 5256 South Mission Road, Suite 1001, Bonsall, California. The office contains approximately 2,652 square feet and is leased pursuant to a lease expiring on December 31, 2006. The Encinitas branch is located at 372 North El Camino Real, Encinitas, California. The office contains approximately 1,390 square feet and is leased pursuant to a lease expiring on June 30, 2006. The La Mesa branch is located at 8002 La Mesa Boulevard, La Mesa, California. The office contains approximately 4,737 square feet and is leased pursuant to a lease expiring September 30, 2008. The Murrieta branch is located at 41301 Kalmia Avenue, Murrieta, California. The office contains approximately 5,080 square feet and is leased pursuant to a lease expiring on September 30, 2014. The Rancho Bernardo branch is located at 16495 Bernardo Center Drive, San Diego, California. The office contains approximately 6,444 square feet and is leased pursuant to a lease expiring June 30, 2010. The Santee branch is located at 9955 Mission Gorge Road, Santee, California. The office contains approximately 9,055 square feet and is leased pursuant to a lease expiring December 31, 2011. The Temecula branch is located at 27541 Ynez Road, Temecula, California. The office contains approximately 6,338 square feet and is leased pursuant to a lease expiring March 31, 2012. The Vista branch is located at 1690 S. Melrose Drive, Vista, California. The office contains approximately 5,700 square feet and is leased pursuant to a lease expiring on June 3, 2008. As part of the approval from the OCC to open our twelfth branch, we will be relocating our Corona loan production office to a full-service branch in the first quarter of 2006.

Aside from branches and its headquarters, the bank also leases the following facilities: The Cuyamaca Data Center, acquired as part of the Cuyamaca Bank acquisition, is located at 7753 Mission Gorge Road, Santee California. The office contains 1,440 square feet and is leased pursuant to a lease expiring December 31, 2006. The Fallbrook Annex is located at 130 W. Fallbrook Street, Fallbrook, California. The office contains approximately 1,300 square feet and is leased pursuant to a lease expiring March 31, 2007. The Rancho Bernardo Data Center, acquired as part of the Rancho Bernardo Community Bank acquisition, is located at 16479 Bernardo Center Drive, San Diego, California. The office contains approximately 1,472 square feet and is leased pursuant to a lease expiring May 31, 2006.

We also operate nine loan production offices of which seven are leased properties at 1875 Century Park East, 6th Floor, Suite 76, Los Angeles, California; 17011 Beach Blvd., Suite 900, Huntington Beach, California; 680 W. Shaw Avenue, Fresno, California; 4747 Caughlin Parkway, Suite 12, Reno, Nevada; 9633 South 48th Street, Suite 195, Phoenix, Arizona.; 1500 Rosecrans Avenue, Suite 500, Manhattan Beach, California; and 1101

California Avenue, Suite 22, Corona, California. The remaining two loan production offices located in Castro Valley, California and our second Phoenix, Arizona office are operated out of the loan production officer’s residence.

The branch offices and the additional loan offices are considered adequate for our current needs. Our rental expense for 2005 was $1.7 million. See Note 16, “Rental Commitments” of our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data” of this Report for certain additional information concerning our lease commitments.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the NASDAQ National Market under the symbol “CMBC”. As of February 28, 2006, there were 624 stockholders of record of our common stock, and approximately 1,900 beneficial stockholders, including the stockholders of record. At such date, our directors and executive officers owned approximately 14.55% of our outstanding shares. There are no other classes of common equity outstanding. The following table presents the high and low per share closing prices of our common stock and the dividends per share that we have paid for the periods indicated.

	2005			2004
	Low	High	Dividends	Low	High	Dividends
First Quarter	$31.04	$31.90	$0.10	$22.03	$22.70	$0.05
Second Quarter	$29.85	$30.50	$0.10	$23.56	$23.72	$0.05
Third Quarter	$31.76	$32.19	$0.10	$25.75	$26.74	$0.05
Fourth Quarter	$35.22	$35.50	$0.10	$29.55	$30.00	$0.05

Dividend Policy

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

On February 26, 2004, the Company announced the initiation of a policy of paying quarterly cash dividends. The Company paid $0.05 per share for each quarter in 2004 and $0.10 per share for each quarter in 2005. From 1998 until the first quarter of 2004, the Company had paid no cash dividends. Whether or not any cash dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Community Bancorp’s and the Bank’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends. In connection with the $35.0 million in outstanding trust preferred securities, we have the right to defer the payment of interest on these securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data — Community Bancorp Inc.

The selected financial information in the table below as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 is derived from our audited consolidated financial statements. Results for past periods are not necessarily indicative of results that may be expected for any future period.

	At or for the Years Ended December 31,
	2005(1)	2004(1)	2003	2002	2001
	(dollars in thousands, except per share data)
Consolidated Statements of Earnings Data:
Interest income	$53,856	$32,631	$26,786	$24,815	$25,205
Interest expense	12,815	5,664	6,170	8,695	12,481

Net interest income	41,041	26,967	20,616	16,120	12,724
Provision for loan losses	1,231	1,176	1,639	1,561	1,470

Net interest income after provision for loan losses	39,810	25,791	18,977	14,559	11,254
Other operating income	10,023	9,660	7,691	6,501	2,946
Other operating expense	28,978	22,089	17,177	15,921	12,315

Income before income tax provision	20,855	13,362	9,491	5,139	1,885
Income tax provision	8,259	4,996	3,595	2,133	783

Net income	$12,596	$8,366	$5,896	$3,006	$1,102

Net income per share — basic	$2.29	$1.83	$1.51	$0.86	$0.36
Net income per share — diluted	$2.17	$1.71	$1.42	$0.84	$0.35
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,107	$14,842	$17,940	$11,814	$10,856
Federal funds sold	$20,645	$9,565	$17,925	$9,690	$28,090
Investments and other securities	$61,279	$34,148	$25,607	$38,930	$11,691
Loans, net of fees, costs, discounts, and reserves	$727,299	$532,012	$394,211	$339,471	$305,686
Total assets	$908,550	$641,606	$476,698	$415,698	$370,223
Total deposits	$710,473	$549,766	$393,126	$363,952	$333,334
Long term debt	$37,203	$17,640	$14,697	$10,004	$10,000
Total stockholders’ equity	$96,258	$63,118	$37,081	$20,573	$16,501
Other Financial Data:
Dividends per common share	$0.40	$0.20	$—	$—	$—
Tangible book value per share (adjusted for stock dividends)	$8.56	$8.85	$8.50	$5.81	$4.75
Stockholders’ equity to assets	10.59%	9.84%	7.78%	4.95%	4.46%
Return on average assets	1.61%	1.55%	1.34%	0.77%	0.34%
Return on average equity	16.37%	18.84%	21.34%	16.00%	7.79%
Return on average tangible equity (2)	25.63%	20.11%	21.34%	16.00%	7.79%
Net interest margin	5.80%	5.40%	5.00%	4.40%	4.18%
Efficiency ratio	56.92%	60.08%	60.81%	70.25%	78.59%
Credit Quality Data:
Non-accrual loans to total gross loans	0.49%	0.74%	0.24%	0.65%	1.03%
Non-performing assets to total assets	0.41%	0.63%	0.30%	0.54%	1.38%
Loan loss allowances to total gross loans	1.32%	1.38%	1.30%	1.14%	0.90%
Loan loss allowances to loans held for investment	1.68%	1.71%	1.58%	1.36%	1.03%
Loan loss allowances to non-accrual loans	267.97%	186.44%	542.14%	175.02%	88.00%
Net loan losses to average loans	0.04%	0.01%	0.09%	0.16%	0.23%
Credit Quality Data (net of gov’t guarantees):
Non-accrual loans to total gross loans	0.28%	0.39%	0.07%	0.19%	0.37%
Non-performing assets to total assets	0.24%	0.33%	0.15%	0.16%	0.82%
Loan loss allowance to total gross loans	1.32%	1.38%	1.30%	1.26%	1.07%
Loan loss allowance to non-accrual loans	467.16%	351.99%	1922.51%	606.00%	245.00%

(1)	Due to the Cuyamaca and Rancho Bernardo mergers in 2004 and 2005, figures are not comparable.
(2)	Return on average tangible equity is calculated as net income divided by average stockholders’ equity less average goodwill. Return on average tangible equity is a non-GAAP financial measure.

As required by Regulation G, a reconciliation of return on average tangible equity to the most directly comparable measure under GAAP, which is return on average equity, is provided below for the years ended December 31, 2005, 2004 and 2003:

	At or for the Years Ended December 31,
	(dollars in thousands)
	2005	Return	2004	Return	2003	Return
Net income	$12,596		$8,366		$5,896

Average Equity	76,954	16.37%	44,411	18.84%	27,634	21.34%
Less: Average Goodwill	27,813		2,805		0

Average Tangible Equity	$49,141	25.63%	$41,606	20.11%	$27,634	21.34%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and footnotes thereto, included in “Item 8 — Financial Statements and Supplementary Data” of this Report, as well as the information in “Forward-Looking Information” and “Item 1A — Risk Factors”. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Community Bancorp Inc. on a consolidated basis.

Executive Overview:

We are a Southern California-based bank holding company for Community National Bank. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities primarily along the Interstate 15 corridor in San Diego County and western Riverside County. According to U.S. Census data, San Diego and Riverside Counties were among the top ten fastest growing counties in the United States measured by numerical population growth from April 1, 2000 to July 1, 2004.

Key Factors in Evaluating Financial Condition and Operating Performance

As a publicly traded community bank holding company, we focus on several key factors including:

•	Return to our stockholders

•	Return on average assets

•	Development of core revenue streams, including net interest income and other operating income

•	Asset quality

•	Asset growth

•	Operating efficiency

The comparability of our financial information is affected by our two acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. We acquired Cuyamaca Bank, N.A. on October 1, 2004 and Rancho Bernardo Community Bank on August 19, 2005. For a further discussion on these acquisitions, see Note 2, “Merger-related Activity” of our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data” of this Report.

Return to Our Stockholders. Our return to our stockholders is measured in the form of return on average tangible equity (“ROTE”), which is total equity less goodwill, and the potential valuation of the stock price relative to our returns and earnings per share (“EPS”). Return on average tangible equity is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. Management believes that the presentation of return on average tangible equity provides useful information to investors regarding financial performance because this measure excludes goodwill created from the Cuyamaca and Rancho Bernardo mergers. Our ROTE for the year ended December 31, 2005 was 25.63% compared to 20.11% and 21.34% for the years ended December 31, 2004 and 2003, respectively. The increase in ROTE is due to the increase in net income combined with the decrease in average tangible equity outstanding as a result of the mergers with Cuyamaca Bank in the fourth quarter of 2004 and Rancho Bernardo Community Bank in the third quarter of 2005. Our net income for the year ended December 31, 2005 increased 50.6% to $12.6 million compared to $8.4 million and $5.9 million for the years ended December 31, 2004 and 2003, respectively. Net income improved due to a 39.4% increase in net interest income and other operating income, partially offset by a 31.2% increase in operating expenses. Earnings per basic share increased to $2.29 for the year ended December 31, 2005 compared to $1.83 and $1.51 for the years ended December 31, 2004 and 2003, respectively. Earnings per diluted share increased to $2.17 for the year ended December 31, 2005 compared to $1.71 and $1.42 for the years ended December 31, 2004 and 2003, respectively. The increase in EPS was due to the increase in net income, partially offset by the increase in average shares outstanding as a result of the two mergers.

We also initiated a $0.05 per share quarterly cash dividend during the first quarter of 2004. We paid $0.05 per share for each quarter in 2004. In January 2005, we declared a $0.10 per share cash dividend, which was paid each quarter to stockholders of record.

Return on Average Assets. Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the year ended December 31, 2005 was 1.61% compared to 1.55% and 1.34% for the years ended December 31, 2004 and 2003, respectively. The increase in ROA is due to the increase in net income relative to our increase in average assets.

Development of Core Revenue Streams. Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings when combined with the effect of the two acquisitions and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation, retention and an improved net interest margin by focusing on core deposit growth. As a result, our net interest income before provision for loan losses increased 52.2% to $41.0 million for the year ended December 31, 2005 compared to $27.0 million and $20.6 million for the years ended December 31, 2004 and 2003, respectively. Our net interest margin has also improved to 5.80% for the year ended December 31, 2005 compared to 5.40% and 5.00% for the years ended December 31, 2004 and 2003, respectively.

We have also modestly improved our other operating income. Other operating income for the year ended December 31, 2005 was $10.0 million compared to $9.7 million and $7.7 million for the years ended December 31, 2004 and 2003, respectively. The increase was due to an increase in loans sales in 2005 to $86.6 million compared to $84.6 million in 2004. As a result, the gain on sale increased to $7.0 million for the year ended December 31, 2005 as compared to $6.7 million for 2004. As a percentage of total revenue (net interest income before provision plus non-interest income), our gain on sale of loans decreased to 13.6% compared to 18.2% in 2004.

While we consider gain on sale of loans a part of our core revenue stream, it is subject to changes in the environment in which we operate, including the effects of government regulation. Specifically, changes in the funding of the SBA 7a program on an annual basis can lead to temporary halts in the program itself and fundamental changes in the structure of the program. These changes have had minimal impact on our origination of SBA 7a loans. See “Item 1A — Risk Factors”.

Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of a percentage of total loans and total assets, and is a key element in estimating our future performance. As a percentage of gross loans, non-performing loans decreased to 0.49% as of December 31, 2005 compared to 0.74% as of December 31, 2004. As of December 31, 2005, we had twenty-two loans to nine borrowers on non-accrual status compared to seven loans to seven borrowers at December 31, 2004. Non-performing assets decreased to $3.7 million as of December 31, 2005 compared to $4.0 million as of December 31, 2004. Net of government guarantees, non-performing assets as a percent of total assets were 0.24% as of December 31, 2005 compared to 0.33% as of December 31, 2004. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time management has determined that the loans are likely to remain current in future periods. Net loan charge offs to average net loans totaled 0.04% for the year ended December 31, 2005 compared to 0.01% for the year ended December 31, 2004.

Asset Growth. As revenues from both net interest income and other operating income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROTE and ROA. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore, the ability to generate loans and deposits are fundamental to our asset growth. Total assets increased 41.6% to $908.6 million as of December 31, 2005 compared to $641.6 million as of December 31, 2004. Total deposits increased 29.2% to $710.5 million as of December 31, 2005 compared to $549.8 million as of December 31, 2004. Total retail banking deposits increased 31.9% to $645.2 million as of December 31, 2005 compared to $489.2 million as of December 31, 2004. If we exclude the effect of the acquisitions, assets grew internally approximately 26.8% since December 31, 2004. Excluding acquisitions and wholesale deposits, retail deposits increased 11.5% since December 31, 2004 and gross loans increased 25.7% over the same period. Maintaining retail deposit growth commensurate with our asset growth rate would avoid our needing to rely on more expensive funding sources.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income before provision for loan losses plus other operating income, excluding gains or losses on repossessed assets) improved to 56.92% for the year ended December 31, 2005 compared to 60.08% and 60.81% for the years ended December 31, 2004 and 2003, respectively. The decrease (improvement) in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. Net interest income before provision plus other operating income increased 39.4% to $51.0 million for the year ended December 31, 2005, while operating expenses increased 31.2% to $29.0 million for the same period as the result of the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank and normal increases in operating expenses.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets and interest-only strips, the valuation of repossessed assets and the valuation of goodwill and other intangible assets. Actual results could differ from those estimates. On an on-going basis, we review these estimates to reflect any change in our business or as new information becomes available.

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

The allowance for loan losses is maintained to cover estimated loan losses in the loan portfolio. The responsibility for the review of our assets and the determination of the adequacy of the general valuation allowance lies with management and our Directors’ Loan Committee. They assign the loss reserve ratio for each type of asset and review the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

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

Servicing assets, servicing liabilities and interest-only strips. Determining the fair value of our servicing assets, servicing liabilities and interest-only strips requires us to anticipate future prepayment speeds. Our loan servicing portfolio is subject to prepayment risks, which subjects our servicing assets, servicing liabilities and interest-only strips to impairment risk. The fair value is estimated using a discounted cash flow model. The discounted cash flow model calculates the present value of the estimated future net cash flows of the servicing portfolio based on various assumptions, such as servicing costs, expected prepayment speeds and discount rates. This model is highly sensitive to changes in assumptions. Changes in anticipated prepayment speeds, in particular, result in substantial fluctuations in the estimated fair value. If actual prepayment experience differs from the anticipated rates used in our model, this difference may result in a material change in fair value. While our model estimates a value, a specific value used is based on a variety of factors, such as documented observable data and anticipated changes in market conditions. All assumptions are based on standards used by market participants in valuing these assets and liabilities.

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

Distribution of Average Assets, Liabilities and Stockholder’s Equity; Interest Rates and Interest Differentials

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.

	December 31,
	2005			2004			2003
	Average Balance	Interest Earned/ Paid	Average Rate/ Yield(2)	Average Balance	Interest Earned/ Paid	Average Rate/ Yield(2)	Average Balance	Interest Earned/ Paid	Average Rate/ Yield(2)
	(unaudited) (dollars in thousands)
Average assets:
Securities and time deposits at other banks	$48,851	$2,002	4.10%	$25,687	$1,008	3.92%	$29,749	$1,063	3.57%
Fed funds sold	8,673	263	3.03%	16,713	240	1.44%	13,749	143	1.04%
Loans:
Commercial	47,130	3,380	7.17%	24,557	1,549	6.31%	19,708	1,198	6.08%
Real Estate	554,412	44,644	8.05%	396,386	27,194	6.86%	314,613	21,794	6.93%
Aircraft	30,328	2,043	6.74%	29,649	2,071	6.99%	29,581	2,182	7.38%
Consumer	18,674	1,524	8.16%	5,755	569	9.89%	5,154	406	7.88%

Total loans	650,544	51,591	7.93%	456,347	31,383	6.88%	369,056	25,580	6.93%

Total earning assets	708,068	53,856	7.61%	498,747	32,631	6.54%	412,554	26,786	6.49%
Non earning assets	74,844			40,582			28,564

Total average assets	$782,912			$539,329			$441,118

Average liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing accounts	$206,050	1,782	0.86%	$138,514	681	0.49%	$104,457	746	0.71%
Time deposits	299,626	8,414	2.81%	236,810	3,905	1.65%	210,518	4,354	2.07%

Total interest bearing deposits	505,676	10,196	2.02%	375,324	4,586	1.22%	314,975	5,100	1.62%
Short-term borrowing	26,326	891	3.38%	9,400	116	1.23%	19,550	313	1.60%
Long-term debt (1)	25,474	1,728	6.78%	15,420	962	6.24%	11,279	757	6.71%

Total interest bearing liabilities	557,476	12,815	2.30%	400,144	5,664	1.42%	345,804	6,170	1.78%
Demand deposits	137,951			87,548			61,745
Accrued expenses and other liabilities	10,531			7,226			5,935
Net shareholders’ equity	76,954			44,411			27,634

Total average liabilities shareholders’ equity	$782,912	$41,041		$539,329	$26,967		$441,118	$20,616

Net interest spread			5.31%			5.12%			4.71%

Net interest margin			5.80%			5.40%			5.00%

(1)	Long-term debt shown net of the effect of the interest rate swap.
(2)	Calculated as Interest Earned/Paid divided by Average Balance for the year presented.

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

	2005 vs. 2004			2004 vs. 2003
	(dollars in thousands)
For the Years Ended December 31,	Volume	Rate	Total	Volume	Rate	Total
Interest earning assets:
Securities and time deposits at other banks	$948	$46	$994	$(159)	$104	$(55)
Federal funds sold	(243)	266	23	43	54	97
Loans:
Commercial	1,620	211	1,831	306	45	351
Real Estate	12,734	4,717	17,451	5,619	(219)	5,400
Aircraft	48	(77)	(29)	5	(116)	(111)
Consumer	1,055	(101)	954	60	103	163

Total loans	15,457	4,750	20,207	5,990	(187)	5,803

Total earning assets	16,162	5,062	21,224	5,874	(29)	5,845

Interest bearing liabilities:
Interest bearing deposits:
Savings and interest bearing accounts	588	513	1,101	167	(232)	(65)
Time deposits	1,763	2,747	4,510	434	(883)	(449)

Total interest bearing deposits	2,351	3,260	5,611	601	(1,115)	(514)
Short term borrowing	574	201	775	(125)	(72)	(197)
Long term debt	683	83	766	258	(53)	205

Total interest bearing liabilities	3,608	3,544	7,152	734	(1,240)	(506)

Change in net interest income	$12,554	$1,518	$14,072	$5,140	$1,211	$6,351

RESULTS OF OPERATIONS

For the Year Ended December 31, 2005 and 2004

	December 31,
	2005	2004
	(in thousands)
Interest income	$53,856	$32,631
Interest expense	12,815	5,664

Net interest income	41,041	26,967
Provision for loan losses	1,231	1,176

Net interest income after provision for loan losses	39,810	25,791
Other operating income	10,023	9,660
Other operating expenses	28,978	22,089

Income before income tax provision	20,855	13,362
Income tax provision	8,259	4,996

Net income	$12,596	$8,366

Earnings per share:
Basic	$2.29	$1.83

Fully diluted	$2.17	$1.71

Net Income

Net income increased to $12.6 million for the year ended December 31, 2005 compared to $8.4 for the year ended December 31, 2004. Basic earnings per share were $2.29 and $1.83 for the years ended December 31, 2005 and 2004, respectively. Diluted earnings per share were $2.17 and $1.71 for the years ended December 31, 2005 and 2004, respectively. ROTE was 25.63% for the year ended December 31, 2005 compared to 20.11% for the year ended December 31, 2004. ROTE is a non-GAAP financial measure. For a reconciliation of ROTE to the most directly comparable GAAP measure, return on average equity, see “Item 6 — Selected Financial Data.” The ROA for the years ended December 31, 2005 and 2004 was 1.61% and 1.55%, respectively.

The increase in net income and profitability for the year ended December 31, 2005 was mainly due to the increase in net interest income, partially offset by an increase in other operating expense, as a result of the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank and increased compensation for loan production. Net interest income increased due to a $209.3 million increase in average interest earning assets and a 40 basis point expanding net interest margin. For a further discussion of the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank, see Note 2, “Merger-related Activity” included in “Item 8 — Financial Statements and Supplementary Data” of this Report.

Net Interest Income

Net interest income is the most significant component of our consolidated income from operations. Net interest income is the difference (the “interest rate spread”) between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of, and interest rate earned on, interest earning assets and the volume of, and interest rate paid on, interest bearing liabilities. Net interest income for the year ended December 31, 2005 increased to $41.0 million, compared to $27.0 million for the year ended December 31, 2004. Net interest income is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities. Our loan portfolio experienced a 105 basis point increase in average yield primarily due to the impact of increases in the prime rate to 7.25% at December 31, 2005 from 5.25% at December 31, 2004 as well as the acquisition of Cuyamaca Bank and Rancho Bernardo Community Bank.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the year ended December 31, 2005 was $41.0 million compared to $27.0 million for the year ended December 31, 2004. The increase in 2005 was primarily due to the increase in the average interest earning assets to $708.1 million, combined with an increase in the net interest margin of 5.80% for the year ended December 31, 2005 compared to $498.7 million with a net interest margin of 5.40% for the year ended December 31, 2004. The increase in average interest earning assets is due to the internal growth and the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank. The increase in net interest margin is the result of the lower increase in cost of liabilities in 2005 as compared to the increase in yield on interest earning assets. The yield on interest earning assets increased 107 basis points to 7.61% for the year ended December 31, 2005, compared to 6.54% for the year ended December 31, 2004. The cost of interest bearing liabilities increased 88 basis points to 2.30% for the year ended December 31, 2005 compared to 1.42% for the year ended December 31, 2004. For a discussion of the re-pricing of our assets and liabilities, see “Item 7A Quantitative and Qualitative Disclosure about Market Risk.”

Interest Income

Interest income for the year ended December 31, 2005 increased to $53.9 million, compared to $32.6 million for the year ended December 31, 2004. The increase was primarily due to the 42.0% increase in the average balance of interest earning assets, combined with the increase in the yield on those assets. Due to the internal growth and the acquisition of Cuyamaca Bank and Rancho Bernardo Community Bank, average interest earning assets increased to $708.1 million for the year ended December 31, 2005 compared to $498.7 million for the year ended December 31, 2004. The yield on interest earning assets increased to 7.61% for the year ended December 31, 2005 compared to 6.54% for the year ended December 31, 2004. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $554.4 million with a yield of 8.05% for the year ended December 31, 2005, compared to $396.4 million with a yield of 6.86% for the year ended December 31, 2004. The $158.0 million increase in the average balance of real estate loans receivable was attributable to the strategic plan of the expansion of the Company combined with the acquisition of Cuyamaca Bank during the fourth quarter of 2004 and Rancho Bernardo Community Bank in the third quarter of 2005. For further discussion, see “Item 7A Quantitative and Qualitative Disclosures about Market Risk.”

Interest Expense

Interest expense for the year ended December 31, 2005 increased to $12.8 million compared to $5.7 million for the year ended December 31, 2004. The increase was due to the $157.3 million increase in average interest bearing liabilities, combined with the 88 basis point increase in the cost of those liabilities. Due to internal growth and the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank, average interest-bearing liabilities increased to $557.5 million with a cost of 2.30% for the year ended December 31, 2005 from $400.1 million with a cost of 1.42% for the year ended December 31, 2004. The increase in the average rate for 2005 when compared with 2004 is due to the larger increase in time deposits relative to the increase in average savings and interest bearing accounts, an increase in the cost of these deposits due to current market conditions and the effect of the interest rate swap hedge of $10.0 million in long-term debt. Average time deposits, the largest component of interest bearing liabilities, increased to $299.6 million with a cost of 2.81% for the year ended December 31, 2005 from $236.8 million with a cost of 1.65% for the year ended December 31, 2004. The cost of average time deposits for 2005 increased when compared with 2004 not only due to an increase in market interest rates but also the subsequent re-pricing of CDs during this period.

Other average borrowings (consisting of FHLB borrowings) increased to $51.8 million with a cost of 5.06% for the year ended December 31, 2005 compared to $24.8 million with a cost of 4.34% for the year ended December 31, 2004 primarily due to the increased loan demand in 2005 compared to 2004 in excess of our deposit growth. In 2000, we issued a $10.0 million fixed rate long-term debt Trust Preferred Security. In December 2002, the Company entered into an interest rate swap agreement with a third party related to the $10.0 million Trust Preferred Security, which in effect changed the interest rate from an 11.0% fixed rate coupon to a six month floating rate that resets semi-annually at 5.455% over the six month LIBOR. As a result of the increase in LIBOR partially offset by the addition of $20.0 million in trust preferred issued at a 5.85% fixed rate, the cost of other borrowings consisting primarily of Trust Preferred Securities, increased to 6.78% for the year ended December 31, 2005 compared to 6.24% for the year ended December 31, 2004.

In addition to the increase in cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Average demand deposits increased 57.6% to an average $138.0 million for the year ended December 31, 2005 from $87.5 million for the year ended December 31, 2004. The cost of deposits, including demand deposits and interest bearing deposits, increased to 1.58% for the year ended December 31, 2005 compared to 0.99% for the year ended December 31, 2004. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 52.2% to $344.0 million for the year ended December 31, 2005 compared to $226.1 million for the year ended December 31, 2004. The increase in average transaction accounts in 2005 compared to 2004 is primarily due to the acquisition of Cuyamaca Bank during the fourth quarter of 2004 and Rancho Bernardo Community Bank in the third quarter of 2005. The cost of funds, including interest bearing liabilities and demand deposits, increased 68 basis points to 1.84% for the year ended December 31, 2005 compared to 1.16% for the year ended December 31, 2004.

Provision for Estimated Loan Losses

The provision for estimated loan losses remained constant at $1.2 million for the year ended December 31, 2005 and December 31, 2004. For further information, see “Item 1 — Business — Summary of Loan Loss Experience” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — loans” both in this Form 10-K.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $10.0 million for the year ended December 31, 2005 compared to $9.7 million for the year ended December 31, 2004. The increase in other operating income for the year ended December 31, 2005 was primarily due to a $285,000 increase in gain on sale of loans and $256,000 increase in customer service fees.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of our operating expenses. Operating expenses increased to $29.0 million for the year ended December 31, 2005 compared to $22.1 million for the year ended December 31, 2004. The increase in operating expense was due to significant growth and expansion, including the acquisitions of Cuyamaca Bank and Rancho Bernardo Community Bank, with the combined addition of five retail banking offices, and the addition of a de novo branch in Murrieta, California, including increases in incentive compensation as a result of higher loan production.

As a percentage of average assets other operating expenses decreased to 3.7% for the year ended December 31, 2005 compared to 4.1% for the year ended December 31, 2004. The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus other operating income, excluding gains or losses on repossessed assets, improved to 56.92% for the year ended December 31, 2005 compared to 60.08% for the year ended December 31, 2004.

Salaries and employee benefits increased 43.7% to $16.4 million for the year ended December 31, 2005 compared to $11.4 million for the year ended December 31, 2004. The increase in salaries and employee benefits can be attributed to the addition of six branches, including five acquired in the Cuyamaca Bank and Rancho Bernardo Community Bank mergers, normal cost increases for salaries and benefits including increased incentive based compensation due to increased loan production and profitability. As of December 31, 2005, we had 246 full-time equivalent employees, compared to 203 as of December 31, 2004. Incentive based compensation (based on loan production, deposit generation and profitability), not including tax related expense, totaled $4.6 million at December 31, 2005 compared to $3.5 million at December 31, 2004.

Occupancy expense increased to $2.3 million for the year ended December 31, 2005 compared to $1.8 million for the year ended December 31, 2004. The increase in occupancy expense was due to the two acquisitions which added five retail banking offices, the addition of a de novo branch in Murrieta, California, as well as normal consumer product index (CPI) increases in rent.

Professional services, including legal, accounting, regulatory and consulting, decreased to $2.0 million in 2005 from $3.0 million for the year ended December 31, 2004. The decrease in professional services was due to the prior year start up costs for complying with Section 404 of the Sarbanes-Oxley Act which totaled $1.5 million in 2004.

Depreciation and amortization expense increased to $1.3 million for the year ended December 31, 2005 compared to $821,000 for the year ended December 31, 2004. The increase in depreciation and amortization expense was due to the increase in the amount of net premises and equipment, which increased from $6.7 million to $7.0 million as a result of the two acquisitions and the increase in depreciation of premises and equipment from normal additions.

Data processing expense increased to $934,000 for the year ended December 31, 2005 compared to $765,000 for the year ended December 31, 2004. Data processing expense increased due to the increase in both deposits and loans as a result of the two acquisitions, as well as normal cost increases.

Office expenses increased to $910,000 for the year ended December 31, 2005 compared to $710,000 for the year ended December 31, 2004. Office expenses increased due to the overall expansion of our business as noted above combined with the integration of Cuyamaca Bank and Rancho Bernardo Community Bank into our operations.

Increases in other operating expenses are due to the expansion of our operations, including the two acquisitions and the addition of a de novo branch in Murrieta, California. Other expenses increased to $5.1 million for the year ended December 31, 2005 compared to $3.5 million for the year ended December 31, 2004. Other operating expenses include the increase for the amortization of the core deposit intangibles of $385,000.

Provision for Income Taxes

The effective income tax rate was 39.6% for the year ended December 31, 2005 compared to 37.4% for the year ended December 31, 2004. The effective tax rate increase was relative to the increase in pretax income, which moved the Company into a higher tax bracket, combined with a decrease in income tax credits. The Company’s usage of tax credits approximated $355,000 and $430,000 during the years ended December 31, 2005 and 2004, respectively. See “Financial Condition — Investments” section of this discussion for further information. Provisions for income taxes totaled $8.3 million for the year ended December 31, 2005 compared to $5.0 million for the year ended December 31, 2004. See Footnote 13, “Income Taxes” included in “Item 8 — Financial Statements and Supplementary Data” of this report.

Divisions of the Company

In order to better present and monitor our performance, we have separated the Bank into two distinct divisions, Banking and SBA 7a. The separation of income and expenses, as well as assets and liabilities allows us and investors to better understand our performance.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the year ended December 31, 2005, the Banking Division had a pre-tax profit of $14.8 million, with net interest income of $38.2 million, other operating income of $3.6 million, and other operating expenses of $25.5 million. The improved profitability is a result of an increase in net interest income largely due to the increase in total interest earning assets. Total assets of the Banking Division increased to $817.9 million at December 31, 2005 due to strong loan growth and the expansion of our operations, including the acquisition of Rancho Bernardo Community Bank with one additional banking office.

The following table shows the total assets and results of operations for the Banking Division as of and for the years indicated.

	2005	2004
Interest income	$45,796	$27,344
Interest expense	7,596	2,704

Net interest income before provision for loan losses	38,200	24,640
Provision (recovery) for loan losses	1,450	776
Other operating income	3,599	3,348
Other operating expense	25,527	18,482

Income before income tax provision	14,822	8,730
Income tax provision	5,737	3,074

Net income	$9,085	$5,656

Assets employed at year end	$817,855	$536,152

SBA 7a Division

The SBA 7a Division performance is measured in terms of profitability, asset quality, asset size, loan production and servicing revenue. SBA 7a loans have provided a recurring revenue stream from three sources — interest earned on retained loans, gain on sale of loans sold and servicing of loans sold to others. For the year ended December 31, 2005, the SBA 7a Division had a pre-tax profit of $6.0 million, with net interest income of $2.8 million, other operating income of $6.4 million, and other operating expenses of $3.5 million. Net income improved due to an increase in the amount of 7a loans sold combined with improved net interest income due to the retention of loans, partially offset by a higher cost of operations. The SBA 7a Division experienced a recovery of provision for loan losses of $219,000 due to a 16.7% decrease in gross loans, net of government guarantees, from $65.2 million at December 31, 2004 to $54.3 million at December 31, 2005. Total assets of the SBA 7a Division were $90.7 million at December 31, 2005 as a result of slight decrease in loan production from $65.9 million 2004 to $60.3 million in 2005 combined with an increase in loans sales from $49.0 million 2004 to $59.7 million in 2005.

The following chart illustrates the earnings, asset and loan production growth of the SBA 7a Division as of and for the years indicated.

	2005	2004
Interest income	$8,060	$5,287
Interest expense	5,219	2,960

Net interest income before provision for loan losses	2,841	2,327
Provision (recovery) for loan losses	(219)	400
Other operating income	6,424	6,312
Other operating expense	3,451	3,607

Income before income tax provision	6,033	4,632
Income tax provision	2,522	1,922

Net income	$3,511	$2,710

Assets employed at year end	$90,695	$105,454

Years Ended December 31, 2004 and 2003

	December 31,
	2004	2003
	(in thousands)
Interest income	$32,631	$26,786
Interest expense	5,664	6,170

Net interest income	26,967	20,616
Provision for loan losses	1,176	1,639

Net interest income after provision for loan losses	25,791	18,977
Other operating income	9,660	7,691
Other operating expense	22,089	17,177

Income before income tax provision	13,362	9,491
Income tax provision	4,996	3,595

Net income	$8,366	$5,896

Earnings per share:
Basic	$1.83	$1.51

Fully Diluted	$1.71	$1.42

Net Income

Net income increased to $8.4 million for the year ended December 31, 2004 compared to $5.9 million for the year ended December 31, 2003. Net income increased as a result of the increase in net interest income, non-interest income and decrease in provision for loan losses, partially offset by the increase in other operating expenses.

Net interest income increased due to an increase in average interest earning assets and an expanding net interest margin. Non-interest income increased primarily due to an increase in the net gain on sale of loans. Other operating expenses increased as a result of our expansion and increased loan production.

Net Interest Income

Net interest income is the most significant component of our consolidated income from operations. Although the prime rate increased to 5.25% from 4.00% in 2004, our loan portfolio experienced a 5 basis point decrease in average yield due to the impact of floors used in the past several years. As of December 31, 2003, 55.3% of our variable rate portfolio was at its floor and required a 129 basis point increase in prime before this group of loans would experience an increase in average yield. As of December 31, 2004, only 32.3% of our variable rate portfolio was at its floor and would require a 20 basis point increase in prime before this group of loans would experience an increase in average yield.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the year ended December 31, 2004 was $27.0 million compared to $20.6 million for the year ended December 31, 2003. The increase in 2004 was primarily due to the increase in the average interest earning assets, combined with an increase in the net interest margin. Average interest earning assets were $498.7 million with a net interest margin of 5.40% for the year ended December 31, 2004 compared to $412.6 million with a net interest margin of 5.00% for the year ended December 31, 2003. The increase in net interest margin is the result of the decline in cost of liabilities in 2004 and an increase in yield on interest earning assets. The yield on interest earning assets increased 5 basis points to

6.54% for the year ended December 31, 2004, compared to 6.49% for the year ended December 31, 2003. The cost of interest bearing liabilities declined 36 basis points to 1.42% for the year ended December 31, 2004 compared to 1.78% for the year ended December 31, 2003. For a discussion of the re-pricing of our assets and liabilities, see “Item 7A — Quantitative and Qualitative Disclosure about Market Risk.”

Interest Income

Interest income for the year ended December 31, 2004 increased to $32.6 million, compared to $26.8 million for the year ended December 31, 2003. The increase was primarily due to an increase in the average balance of interest earning assets and an increase in the yield on those assets. Average interest earning assets increased to $498.7 million for the year ended December 31, 2004 compared to $412.6 million for the year ended December 31, 2003. The yield on interest earning assets increased to 6.54% for the year ended December 31, 2004 compared to 6.49% for the year ended December 31, 2003. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $396.4 million with a yield of 6.86% for the year ended December 31, 2004, compared to $314.6 million with a yield of 6.93% for the year ended December 31, 2003. The increase in the average balance of real estate loans receivable was attributable to the expansion of the Company as part of the Company’s strategic plan combined with the acquisition of Cuyamaca Bank during the fourth quarter of 2004. For a further discussion, see “Item 7A — Quantitative and Qualitative Disclosures about Market Risk.”

Interest Expense

Interest expense for the year ended December 31, 2004 decreased to $5.7 million compared to $6.2 million for the year ended December 31, 2003. The decrease was due to the 36 basis point decrease in cost of liabilities, partially offset by an increase in average interest bearing liabilities. Average interest-bearing liabilities increased to $400.1 million with a cost of 1.42% for the year ended December 31, 2004 from $345.8 million with a cost of 1.78% for the year ended December 31, 2003. The decrease in the average rate for 2004 when compared with 2003 is due to the increase in average savings and interest bearing accounts relative to the increase in time deposits, a decrease in the cost of these deposits due to current market conditions and the effect of the interest rate swap hedging $10.0 million in long-term debt. Average time deposits increased to $236.8 million with a cost of 1.65% for the year ended December 31, 2004 from $210.5 million with a cost of 2.07% for the year ended December 31, 2003. The cost of average time deposits for 2004 declined when compared with 2003 due to the decline in market interest rates and the subsequent re-pricing of CDs during this period.

Other average borrowings decreased to $24.8 million with a cost of 4.34% for the year ended December 31, 2004 compared to $30.8 million with a cost of 3.47% for the year ended December 31, 2003. We issued $10.0 million in fixed rate long-term debt Trust Preferred Securities in 2000. In December 2002, the Company entered into an interest rate swap agreement with a third party, which in effect changed the interest rate from an 11.0% fixed rate coupon to a six month floating rate that resets semi-annually at 5.455% over the six month LIBOR. As a result of the interest rate swap, the cost of the Trust Preferred Securities declined to 6.24% for the year ended December 31, 2004 compared to 6.71% for the year ended December 31, 2003.

In addition to the decrease in cost of interest bearing deposits and other borrowings, the increase in non-interest bearing demand deposits has contributed significantly to the lowered cost of funds. Demand deposits increased 41.8% to an average $87.5 million for the year ended December 31, 2004 from $61.7 million for the year ended December 31, 2003. The cost of deposits, including demand deposits and interest bearing deposits, decreased to 0.99% for the year ended December 31, 2004 compared to 1.35% for the year ended December 31, 2003. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 36.0% to $226.1 million for the year ended December 31, 2004 compared to $166.2 million for the year ended December 31, 2003. The cost of funds, including interest bearing liabilities and demand deposits, was reduced 35 basis points to 1.16% for the year ended December 31, 2004 compared to 1.51% for the year ended December 31, 2003. The increase in average transaction accounts (interest bearing checking, demand deposits, money market and savings accounts) in 2004 compared to 2003 is partially the result of the acquisition of Cuyamaca Bank during the fourth quarter of 2004.

Provision for Estimated Loan Losses

The provision for estimated loan losses decreased to $1.2 million for the year ended December 31, 2004 compared to $1.6 million for the year ended December 31, 2003. For further information, see “Item 1 — Business — Summary of Loan Loss Experience” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Loans” both in this Form 10-K.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $9.7 million for the year ended December 31, 2004 compared to $7.7 million for the year ended December 31, 2003. The increase in other operating income for the year ended December 31, 2004 was due to an increase in gains on sale of loans, loan servicing fees, customer service charges and other fee income. During the year ended December 31, 2004, net gain on sale of loans increased to $6.7 million compared to $5.2 million for the year ended December 31, 2003 due to an increase in loans sold.

Loan servicing income totaled $829,000 for the year ended December 31, 2004 compared to $666,000 for the year ended December 31, 2003 due to an increase in the amount of loans serviced for others as a result of the increase in loans sold.

Customer service charges increased to $831,000 for the year ended December 31, 2004 compared to $735,000 for the year ended December 31, 2003 due to an increase in transaction accounts noted above.

Other fee income totaled $1.5 million for the year ended December 31, 2004 compared to $1.1 million for the year ended December 31, 2003. Other fee income is composed of fees from the brokering of mortgage and SBA related loans, deposit related fees not included in customer service charges, loan fees from construction related lending, gains and losses on investments and interest only strips, and various other fees collected in the due course of business.

Other Operating Expenses

Other operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation, data processing, office and other expenses are the major categories of other operating expenses. Other operating expenses increased to $22.1 million for the year ended December 31, 2004 compared to $17.2 million for the year ended December 31, 2003. Other operating expenses were adversely impacted by the cost of compliance with SOX, which totaled $1.5 million in 2004 compared to none in 2003.

As a percentage of average assets other operating expenses increased to 4.1% for the year ended December 31, 2004 compared to 3.9% for the year ended December 31, 2003. The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus non-interest income, excluding gains or losses on repossessed assets, improved to 60.08% for the year ended December 31, 2004 compared to 60.81% for the year ended December 31, 2003.

Salaries and employee benefits increased 18.9% to $11.4 million for the year ended December 31, 2004 compared to $9.6 million for the year ended December 31, 2003. The increase in salaries and employee benefits can be attributed to cost increases for salaries and benefits plus increased incentive based compensation due to increased loan production and profitability combined with the acquisition of Cuyamaca Bank during the fourth quarter of 2004.

Occupancy expense increased to $1.8 million compared to $1.3 million in 2003. The increase in occupancy expense from 2003 to 2004 was the result of rent increases, the acquisition of Cuyamaca Bank and the addition of a new de novo branch in Murrieta, CA.

Professional services, including legal, accounting, regulatory and consulting, increased to $3.0 million in 2004 from $1.1 million for the year ended December 31, 2003. The increase in professional services expense was the result of complying with SOX which totaled $1.5 million in 2004 combined with the cost of consultants utilized to improve efficiency in the SBA department.

Depreciation and amortization expense increased to $821,000 for the year ended December 31, 2004 compared to $799,000 million for the year ended December 31, 2003.

Data processing expense remained stable at $765,000 for the year ended December 31, 2004 compared to $762,000 for the year ended December 31, 2003.

Office expenses increased to $710,000 for the year ended December 31, 2004 compared to $663,000 for the year ended December 31, 2003. Office expenses increased due to the overall expansion of our business as noted above combined with the cost of incorporating Cuyamaca Bank into our operations.

Increases in other operating expenses are due to the normal expansion of our operations. Other expenses increased to $3.5 million for the year ended December 31, 2004 compared to $3.0 million for the year ended December 31, 2003.

Provision for Income Taxes

The effective income tax rate was 37.4% for the year ended December 31, 2004 compared to 37.9% for the year ended December 31, 2003. The effective tax rate declined in 2004 when compared to 2003 due to investments which generate income tax credits. See “Financial Condition — Investments” section of this discussion for further information. Provisions for income taxes totaled $5.0 million for the year ended December 31, 2004 compared to $3.6 million for the year ended December 31, 2003. See “Item 8 — Financial Statements and Supplementary Data — Footnote 12” for further information.

Divisions of the Company

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the year ended December 31, 2004, the Banking Division had a pre-tax profit of $8.7 million, with net interest income of $5.4 million, other operating income of $3.3 million, and other operating expenses of $18.5 million. The improved profitability is a result of an increase in net interest income largely due to the decline in interest expense and increase in total interest earning assets. The reduction in interest expense is due to the increase in transaction accounts and reduced cost of Certificates of Deposit (“CDs”). Total assets of the Banking Division increased to $536.1 million at December 31, 2004 due to the strong loan growth.

The following table shows the total assets and results of operations for the Banking Division as of and for the years indicated.

	2004	2003
Interest income	$27,344	$22,868
Interest expense	2,704	3,999

Net interest income before provision for loan losses	24,640	18,869
Provision (recovery) for loan losses	776	1,185
Other operating income	3,348	2,709
Other operating expense	18,482	14,174

Income before income tax provision	8,730	6,219
Income tax provision	3,074	2,253

Net income	$5,656	$3,966

Assets employed at year end	$536,152	$402,992

SBA 7a Division

The SBA 7a Division performance is measured in terms of profitability, asset quality, asset size, loan production and servicing revenue. SBA 7a loans have provided a recurring revenue stream from three sources — interest earned on retained loans, gain on sale of loans sold and servicing of loans sold to others. For the year ended December 31, 2004, the SBA 7a Division had a pre-tax profit of $4.6 million, with net interest income of $2.3 million, other operating income of $6.3 million, and other operating expenses of $3.6 million. Net income improved due to an increase in premiums paid on loans sold combined with an improved net interest income due to the retention of loans, partially offset by a higher cost of operations. As a result of the retention of SBA 7a loans, total assets of the SBA 7a Division were $105.4 million at December 31, 2004.

The following chart illustrates the earnings, asset and loan production growth of the SBA 7a Division for each of the years indicated.

	2004	2003
Interest income	$5,287	$3,918
Interest expense	2,960	2,171

Net interest income before provision for loan losses	2,327	1,747
Provision (recovery) for loan losses	400	454
Other operating income	6,312	4,982
Other operating expense	3,607	3,003

Income before income tax provision	4,632	3,272
Income tax provision	1,922	1,342

Net income	$2,710	$1,930

Assets employed at year end	$105,454	$73,706

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

December 31, 2005 compared to December 31, 2004

We experienced continued increases in loans and deposits during 2005. As of December 31, 2005 total assets were $908.6 million, an increase of 41.6% compared to $641.6 million as of December 31, 2004.

Contributing to this growth, we completed a merger during the year which increased our assets by $125.8 million, loans by $80.6 million and deposits by $114.2 million. Total gross loans increased to $740.4 million as of December 31, 2005 compared to $543.5 million as of December 31, 2004. Total deposits increased to $710.5 million as of December 31, 2005 compared to $549.8 million as of December 31, 2004. Long-term debt increased to $37.2 million as of December 31, 2005 compared to $17.6 million as of December 31, 2004. Stockholders’ equity increased to $96.3 million as of December 31, 2005 compared to $63.1 million as of December 31, 2004. Tangible equity (stockholders’ equity, net of goodwill) increased to $50.8 million as of December 31, 2005, compared to $45.7 million as of December 31, 2004.

Investments

Our investment portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA securities, overnight investments in the Federal Funds market and investments in low income housing limited liability partnerships. Our held to maturity portfolio increased to $6.8 million as of December 31, 2005 compared to $4.2 million as of December 31, 2004. The increase in held to maturity securities was due to the purchase of $4.0 million in agency bonds and mortgage backed securities. Of the $6.8 million, $1.1 million were held as collateral for public funds, treasury, tax and loan deposits and for other purposes at December 31, 2005.

Our available for sale portfolio was started in 2003 and totaled $49.7 million as of December 31, 2005. The available for sale portfolio is made up of agency mortgage backed securities that are readily marketable and are marked to the lower of cost or market on a monthly basis. Of the $49.7 million, $18.3 million were held as collateral for public funds, treasury, tax and loan deposits and for other purposes at December 31, 2005.

Two securities totaling $1.4 million were pledged for our interest rate swap, one security is classified as held to maturity for $422,000 and the other is classified as available for sale for $1.0 million. The collateral requirement for the interest rate swap is the greater of the mark to market value of the swap or $1.1 million. Therefore, as interest rates increase it is probable that the collateral requirement will increase.

Average federal funds sold for the year ended December 31, 2005 totaled $8.7 million compared to $16.7 million for the year ended December 31, 2004.

We held $1.9 million in Federal Reserve Bank stock as of December 31, 2005 compared to $1.2 million as of December 31, 2004. We held $3.0 million in Federal Home Loan Bank stock as of December 31, 2005 compared to $2.2 million as of December 31, 2004.

Loans

As a result of increased loan production and the acquisition of Rancho Bernardo Bank, total gross loans have increased 36.2% to $740.4 million as of December 31, 2005 compared to $543.5 million as of December 31, 2004. Our total servicing portfolio increased to $936.7 million as of December 31, 2005 compared to $715.5 million as of December 31, 2004. We service sold loans for others, primarily consisting of SBA 7a loans, which increased to $196.4 million as of December 31, 2005 compared to $172.0 million as of December 31, 2004.

The following chart summarizes the changes in the loan portfolio as of and for the years ended December 31, 2005 and 2004:

Summary of loans as of December 31,	2005	2004	$ change	% change
	(dollars in thousands)
Commercial	$53,552	$35,213	$18,339	52.08%
Aircraft	28,617	28,819	(202)	-0.70%
Real estate construction loans	109,500	75,200	34,300	45.61%
Real estate one- to four-family	16,994	8,690	8,304	95.56%
Real estate commercial and multi-family	510,620	378,109	132,511	35.05%
Consumer home equity lines of credit	10,459	8,027	2,432	30.30%
Consumer other	10,620	9,473	1,147	12.11%

Total gross loans	740,362	543,531	196,831	36.21%
Deferred fees, costs and discounts	(3,290)	(4,011)	721	-17.98%
Allowance for loan losses	(9,773)	(7,508)	(2,265)	30.17%

Net loans	$727,299	$532,012	$195,287	36.71%

Total loans serviced for others	$196,350	$172,016	$24,334	14.15%

Total servicing portfolio	$936,712	$715,547	$221,165	30.91%

The following chart summarizes the lending activity as of and for the years ended December 31, 2005 and 2004:

Activity for the year ended December 31,	2005	2004	$ change	% change
	(dollars in thousands)
Beginning balance	$532,012	$394,212	137,800	34.96%
Loans originated — Banking Division	432,672	354,641	78,031	22.00%
Loans originated — SBA 7a Division	60,342	65,938	(5,596)	-8.49%
Loans aquired in merger	78,981	88,842	(9,861)	-11.10%
Loans sold	(87,155)	(84,598)	(2,557)	3.02%
Principal repayments	(288,721)	(285,717)	(3,004)	1.05%
Other net changes	(832)	(1,306)	474	-36.29%

Ending balance	$727,299	$532,012	$195,287	36.71%

A significant portion of our lending productions are from commercial real estate lending. We originated $306.0 million in commercial real estate loans for the year ended December 31, 2005 compared to $262.7 million for the year ended December 31, 2004. We sold $86.6 million in commercial real estate loans for the year ended December 31, 2005 compared to $81.7 million for the year ended December 31, 2004. As a result of the increased production and the acquisition of Rancho Bernardo Bank, our commercial real estate portfolio increased to $510.6 million as of December 31, 2005 compared to $378.1 million as of December 31, 2004. See “Item 1A — Risk Factors”.

Non-performing Assets. Non-performing assets consist of non-performing loans, other real estate owned (OREO) and repossessed assets. Non-performing loans are those loans which have: (i) been placed on non-accrual status, (ii) been subject to troubled debt restructurings, (iii) been classified as doubtful under the Company’s asset classification system, or (iv) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on non-accrual status. The Company did not have any OREO at December 31, 2005 or December 31, 2004. As of December 31, 2005, there was one repossessed asset in the amount of $68,000 consisting of a single mobile home property and was valued using the collateral method based on a recent appraisal of the underlying collateral. There were no repossessed assets at December 31, 2004.

	December 31, 2005	December 31, 2004
	(dollars in thousands)
Non-accrual loans	$3,647	$4,027
Troubled debt restructurings	—	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—

Total non-performing loans	3,647	4,027
Repossessed assets	68	—

Total non-performing assets	$3,715	$4,027

SUPPLEMENTAL DATA
Total loans held for investment, net	$582,745	$437,932
Undisbursed portion of construction and other loans	$177,783	$149,075
Government guaranteed portion of total loans	$32,375	$37,018
Non-performing loans, net of government guarantees	$2,092	$2,133

Total non-performing loans/gross loans	0.49%	0.74%
Total non-performing assets/total assets	0.41%	0.63%
Total non-performing loans, net of guarantees/gross loans	0.28%	0.39%
Total non-performing assets, net of guarantees/total assets	0.24%	0.33%

Allowance for loan losses	$9,773	$7,508
Net charge offs to average loans outstanding	0.04%	0.01%
Loan loss allowance/loans, gross	1.32%	1.38%
Loan loss allowance/loans held for investment	1.68%	1.71%
Loan loss allowance/non-performing loans	267.97%	186.44%
Loan loss allowance/non-performing assets	263.07%	186.44%
Loan loss allowance/non-performing loans, net of guarantees	467.16%	351.99%
Loan loss allowance/non-performing assets, net of guarantees	452.45%	351.99%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of December 31, 2005 and 2004, all impaired or non-accrual loans were collateral-dependent. The Company places loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collection of interest and principal. As of December 31, 2005, we had twenty-two loans to nine borrowers on non-accrual status, totaling $3.6 million. Of this total, $1.6 million, or 42.6%, was guaranteed by the government. We had seven loans to seven borrowers on non-accrual status as of December 31, 2004, totaling $4.0 million. Of this total $1.9 million, or 47.0%, was guaranteed by the government. The decrease in non-performing loans from December 31, 2004 to December 31, 2005 is primarily due to three loans totaling $1.8 million which were paid off or sold during the third quarter of 2005.

Interest income that would have been recorded on loans on non-accrual status, under the original terms of such loans, totaled $295,000 for the year ended December 31, 2005, $154,000 for 2004, $182,000 for 2003. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact our borrowers or our loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured loans, or become other real estate owned or repossessed assets in the future.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans discussed above. Each classified loan is monitored monthly. Classified assets (consisting of non-accrual loans, loans graded as substandard or lower and REO) at December 31, 2005 and 2004 were $12.0 million and $6.1 million, respectively.

Risk Management. The investment of the Company’s funds is primarily in loans where a greater degree of risk is normally assumed than in other forms of investments. Sound underwriting of loans and continuing evaluations of the underlying collateral and performance of the borrowers are an integral part in the maintenance of a high level of quality in the total assets of the Company. Net loan charge-offs for the year ended December 31, 2005 were $235,000, or 0.04% of average gross loans outstanding, compared to $34,000, or 0.01% of average gross loans outstanding, for the year ended December 31, 2004.

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

The allowance for loan losses is maintained to cover estimated loan losses in the loan portfolio. The responsibility for the review of our assets and the determination of the adequacy of the general valuation allowance lies with management and our Directors’ Loan Committee. They assign the loss reserve ratio for each type of asset and review the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.

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

As of December 31, 2005 the balance in the allowance for loan losses was $9.8 million compared to $7.5 million as of December 31, 2004. In addition, the reserve for losses on commitments to extend credit was $295,000 and $203,000 as of December 31, 2005 and 2004, respectively. The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $213.5 million as of December 31, 2005 compared to $149.1 million as of December 31, 2004. Risks and uncertainties exist in all lending transactions, and even though there have historically been no charge offs on construction and other loans that have not been fully disbursed, our management and the Directors’ Loan Committee establish reserve levels for each category based upon loan type as well as economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

As of December 31, 2005 the allowance was 1.32% of total gross loans compared to 1.38% as of December 31, 2004. As a percent of loans held for investment, the allowance was 1.68% as of December 31, 2005 compared to 1.71% as of December 31, 2004. The level of classified loans has increased to $12.0 million, net of guarantees of $2.9 million, as of December 31, 2005 compared to $6.1 million, net of guarantees of $3.2 million, as of December 31, 2004. In addition, there has been an increase in loans secured by commercial real estate to $510.6 million as of December 31, 2005 compared to $378.1 million as of December 31, 2004. Relative to the overall loan portfolio, commercial real estate loans have remained steady at 69.0% of total gross loans as of December 31, 2005 compared to 69.6% as of December 31, 2004. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 267.97% as of December 31, 2005 compared to 186.44% as of December 31, 2004. Management believes the allowance at December 31, 2005 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

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

The following table sets forth the Company’s percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated:

	At or For the Years Ended December 31,
	2005			2004			2003
	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Gross Loans	Amount	Percent of Allowance to Total Amount	Percent of Loans in Each Category to Total Gross Loans
Commercial loans	$1,839	18.8%	7.2%	$898	12.0%	6.5%	$824	15.8%	5.1%
Aircraft loans	479	4.9%	3.9%	426	5.7%	5.3%	544	10.4%	7.6%
Real estate:
Construction loans	1,697	17.4%	14.8%	1,599	21.3%	13.8%	536	10.3%	16.6%
Secured by:
One- to four-family residential properties	437	4.5%	2.3%	256	3.4%	1.6%	73	1.4%	2.4%
Commercial properties	4,547	46.5%	69.0%	3,766	50.2%	69.6%	3,089	59.3%	67.3%
Consumer:
Home equity lines of credit	137	1.4%	1.4%	181	2.4%	1.5%	14	0.3%	0.5%
Other	637	6.5%	1.4%	382	5.1%	1.7%	130	2.5%	0.5%

Total allowance	$9,773	100.0%	100.0%	$7,508	100.0%	100.0%	$5,210	100.0%	100.0%

Based on the recent history of charge offs in the Company’s construction loan portfolios, the Company has allocated a lower percentage of its reserve for loan losses to this portfolio, decreasing the percentage allocated to 17.4% as of December 31, 2005 from 21.3% as of December 31, 2004 for construction loans. Commercial real estate has also experienced a decrease in net charge offs in recent years and therefore we have decreased that reserve allocation to 46.5% of the total reserves as of December 31, 2005 compared to 50.1% of the reserves as of December 31, 2004. Based on trends in the market place, we have increased the allocation of reserves for commercial loans to 18.8% as of December 31, 2005 from 12.0% as of December 31, 2004. Other changes are the result of relative changes in the size of the loan portfolios. As a result of historical decreases in local and regional real estate values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as a part of the examinations of such institutions by banking regulators. While the Company believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Company’s financial condition and results of operations.

Other Assets

Premises and equipment, repossessed assets, accrued interest and other assets, income tax receivable and deferred tax asset, servicing asset, net and interest only strips, are the six major components of other assets. Premises and equipment increased to $6.9 million as of December 31, 2005 compared to $6.7 million as of December 31, 2004.

Repossessed assets were $68,000 as of December 31, 2005 consisting of a single mobile home property as compared to zero as of December 31, 2004.

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on a level-yield method over the life of the related tax credits. The partnerships must meet the regulatory requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $5.0 million as of December 31, 2005. The Company’s usage of tax credits approximated $355,000 and $430,000 during the years ended December 31, 2005 and 2004, respectively. Investment amortization amounted to $307,000 and $215,000 for the years ended December 31, 2005 and 2004, respectively.

Accrued interest and other assets increased to $13.7 million as of December 31, 2005 compared to $10.8 million as of December 31, 2004. The major component of accrued interest and other assets is interest accrued and not yet received on loans.

Deferred tax assets, net, totaled $6.2 million as of December 31, 2005 compared to $5.9 million as of December 31, 2004. The increase in the deferred tax asset, net, is primarily related to additional allowances for loan losses and certain accrued expenses.

Servicing assets, net, decreased to $3.8 million as of December 31, 2005 compared to $4.0 million as of December 31, 2004. At December 31, 2005, changes in the valuation of the servicing asset were negatively impacted by an impairment adjustment of $798,000 included in net loan servicing fees in the Consolidated Statement of Income. The valuation of the servicing asset reflects estimates as to the expected life of the underlying loans which may be adversely affected by higher than expected levels of pay-offs in periods of lower rates or charge-offs in periods of economic difficulty. In addition, when property values increase due to general economic conditions, borrowers have refinancing opportunities available to them, which may result in higher prepayment rates. Management periodically evaluates the servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing assets for a stratum exceed their fair value. The weighted average prepayment assumption was 9.14% as of December 31, 2005 compared to 8.53% as of December 31, 2004.

Rights to future interest income from serviced loans that exceed 100 basis points of contractually specified servicing fees are classified as interest-only strips. Interest-only strips increased to $2.6 million as of December 31, 2005, compared to $1.7 million as of December 31, 2004. The increase is due to the increase in loans serviced for others as a result of the loan sales in 2005, combined with the effect of the change in market value caused by the relatively stable average prepayment speeds. The weighted average prepayment speed was 9.14% as of December 31, 2005 compared to 8.53% as of December 31, 2004.

Deposits and Borrowings

Total deposits increased to $710.5 million as of December 31, 2005 compared to $549.8 million as of December 31, 2004. Interest bearing deposits increased to $545.5 million as of December 31, 2005 compared to $439.0 million as of December 31, 2004. Non-interest bearing deposits increased to $165.0 million as of December 31, 2005 compared to $110.8 million as of December 31, 2004. Total wholesale deposits were $60.5 million as of December 31, 2005 compared to $58.8 million as of December 31, 2004. Total retail banking deposits increased 31.9% to $645.2 million as of December 31, 2005 compared to $489.2 million as of December 31, 2004. The increase in retail deposits is consistent with our strategy to grow our core deposit base and has occurred because of our expansion including the acquisition of Rancho Bernardo Community Bank with one retail banking office.

Short term borrowings totaled $52.3 million as of December 31, 2005 compared to $1.0 million as of December 31, 2004. The increase primarily relates to increased funding for the increased loan demand in 2005 compared to 2004. Long-term borrowing obligations to the FHLB resulting from the Cuyamaca Bank acquisition totaled $1.5 million as of December 31, 2005 compared to $2.8 million as of December 31, 2004. Long-term borrowing obligations to the FHLB resulting from the Rancho Bernardo Community Bank acquisition totaled $1.0 million as of December 31, 2005. We established a line of credit with the FHLB collateralized by commercial loans and government securities. Funds from the credit line were used to purchase government securities and increase our liquidity.

In 2000, we issued $10.0 million in trust preferred securities, which are debt-like securities that are designated as additional capital for regulatory purposes. In September 2003, we issued $5.0 million in trust preferred securities. In August 2005, we issued an additional $20.0 million in trust preferred securities. These securities are classified as long-term debt on the balance sheet. The average balance outstanding of all long-term debt was $25.5 million for the year ended December 31, 2005, compared to $15.4 million for the year ended December 31, 2004. Proceeds from the issuance of trust preferred securities in 2005 were used to fund the Rancho Bernardo Community Bank acquisition and provide additional capital to the Bank.

Capital

Our stockholder’s equity increased to $96.3 million as of December 31, 2005 compared to $63.1 million as of December 31, 2004. The $33.2 million increase in stockholders’ equity from December 31, 2004 to December 31, 2005 is a result of net income of $12.6 million for the year ended December 31, 2005 plus the net effect from $21.6 million in goodwill as the result of the acquisition of Rancho Bernardo Community Bank, combined with proceeds from the exercise of stock options offset by cash dividends paid to shareholders. Tangible equity increased to $50.8 million as of December 31, 2005 from $45.7 million as of December 31, 2004.

On February 26, 2004, the Company announced the payment of a cash dividend of $0.05 per common share (payable on March 31, 2004) and the initiation of a policy of paying quarterly cash dividends. The Company paid $0.05 per share for each quarter in 2004. The Company paid $0.10 per share for each quarter in 2005. From 1998 until the first quarter of 2004, the Company had paid no cash dividends. Whether or not any cash dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Community Bancorp’s and the Bank’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends. As a holding company, dividends from the Bank provide a substantial portion of Community Bancorp’s cash flow used to service the interest payments on our Trust Preferred Securities and our other obligations, including the cash dividend program. See “Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” Various statutory provisions restrict the amount of dividends the Bank can pay to us without regulatory approval. In connection with the $35.0 million in outstanding trust preferred securities, we have the right to defer the payment of interest on these securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock.

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

At December 31, 2005 and 2004, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank. For additional information, see “Item 8 — Financial Statements and Supplementary Data — Footnote 10 Regulatory Matters” within this Form 10-K.

	December 31,
CAPITAL RATIOS	2005	2004
Holding Company Ratios
Total capital (to risk-weighted assets)	11.79%	11.47%
Tier 1 capital (to risk-weighted assets)	10.55%	10.22%
Tier 1 capital (to average assets)	10.18%	9.48%
Tangible equity to tangible assets	5.89%	7.33%

Bank only Ratios
Total capital (to risk-weighted assets)	11.49%	11.19%
Tier 1 capital (to risk-weighted assets)	10.25%	9.94%
Tier 1 capital (to average assets)	9.91%	9.30%

The Company has a credit line with the FHLB with a limit of $120.0 million as of December 31, 2005, with a balance outstanding of $54.8 million. Of the total advances from the FHLB, $52.3 million have a remaining term of less than one year. In addition, we have credit lines with other correspondent banks of $55.0 million. There were no advances against these lines as of December 31, 2005.

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

We experienced net cash outflows from operating activities of $40.5 million during the year ended December 31, 2005 compared to net cash outflows of $38.2 million during the year ended December 31, 2004. Net cash outflows from operating activities during the years ended December 31, 2005 and 2004 were primarily from production of loans held for sale in excess of proceeds from the sale of loans partially offset by our net income.

Net cash outflows from investing activities totaled $72.5 million during the year ended December 31, 2005 compared to net cash inflows of $5.5 million during the years ended December 31, 2004. Net cash outflows from investing activities for 2005 can be primarily attributed to the growth of our loan portfolio and the purchase of additional investments offset by proceeds from principal repayments on loans held for investment and cash obtained from the acquisition of Rancho Bernardo Community Bank. Net cash inflows from investing activities for 2004 can be primarily attributed to a decrease in our federal funds sold.

We experienced net cash inflows from financing activities of $115.1 million and $29.6 million during the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005 net cash inflows were primarily from increases in borrowings from our Federal Home Loan Bank line of credit, increases in interest and non-interest bearing deposits, as well as the issuance of trust preferred securities of $20.0 million. During the year ended December 31, 2004, net cash inflows were primarily from increases in interest and non-interest bearing deposits offset by paydowns on the Federal Home Loan Bank line of credit.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At December 31, 2005 our available borrowing capacity includes approximately $55.0 million in federal funds line facilities and $65.2 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At December 31, 2005, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc., is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the year ended December 31, 2005, there were $500,000 in dividends by the Bank to Community Bancorp Inc. used primarily to fund the second quarter dividend. During the year ended December 31, 2004, the Bank paid dividends of $8.3 million to Community Bancorp Inc. related to the acquisition of Cuyamaca Bank N.A. The decrease in dividends paid by the Bank to Community Bancorp during 2005 was due to the issuance of $20.0 million in trust preferred securities by Community Bancorp. As of December 31, 2005, approximately $17.8 million of undivided profits of the Bank were available for dividends to the Company.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations. See Footnote 17, “Commitments and Contingencies” included in “Item 8 — Financial Statements and Supplementary Data” of this Report for further information.

Other Significant Cash and Contractual Borrowings

As of December 31, 2005 the financial borrowings and commitments are as follows:

		Payment Due by Period
	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Trust Preferred Securities*	$40,458	$1,418	$2,340	$1,997	$34,703
Other borrowings*	55,129	52,422	1,389	818	500
Operating leases	10,071	1,577	2,875	2,609	3,010

Total Contractual Obligations	$105,658	$55,417	$6,604	$5,424	$38,213

*	Includes contractual interest payable on fixed rate obligations.

Capital Resources

We plan to perform tenant improvements at our headquarters’ facility in 2006. In relation to these improvements, we expect to incur capital expenditures of approximately $100,000 for the year ended December 31, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Loans,” for a discussion of our lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon our net interest income (“NII”). Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2005, 87.5% of our loan portfolio was tied to adjustable rate indices. Of our total loan portfolio, 57.3% are adjustable rate loans that are tied to prime and re-price within 90 days. As of December 31, 2005, 44.4% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of December 31, 2005, 33.6% of our long-term debt was fixed rate with a weighted average remaining term of 21.3 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate trust preferred to a variable rate liability with a six month adjustment period. The Gap table below reflects the affects of this interest rate swap.

Changes in the market level of interest rates directly and immediately affect our interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore re-pricing) of the deposits and borrowings.

Asset and Liability Management

Our Asset/Liability Committee (“ALCO”) is responsible for managing our assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

The ALCO seeks to stabilize our NII by matching rate-sensitive assets and liabilities through maintaining the maturity and re-pricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates. The speed and velocity of re-pricing assets and liabilities will also contribute to the effects on our NII, as will the presence or absence of periodic and lifetime interest rate caps and floors.

We utilize two methods for measuring interest rate risk, gap analysis and interest income simulations. Gap analysis focuses on measuring absolute dollar amounts subject to re-pricing within certain periods of time, particularly the one year maturity horizon. Interest income simulations are produced using a software model that is based on actual cash flows and re-pricing characteristics for all of our financial instruments and incorporate market-based assumptions regarding the impact of changing interest rates on current volumes of applicable financial instruments.

A traditional yet analytically limited measure of a financial institution’s IRR is the “static gap analysis.” Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance sheet positions) which are expected to mature or re-price within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates.

At December 31, 2005, 43.1% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging about thirteen months. The remaining, weighted average term to maturity for our CD accounts approximated five months at December 31, 2005. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $230.1 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of December 31, 2005, with rates being paid between 0.15% and 3.20%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers no longer will maintain the deposit with the bank which can affect the perceived asset sensitivity of the Company.

Interest Rate Sensitivity on Selected Assets and Liabilities

The following table sets forth information concerning re-pricing opportunities for our interest-earning assets and interest bearing liabilities as of December 31, 2005. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or re-pricing date.

Contractual Static GAP Position as of December 31, 2005	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$444,938	$45,284	$51,925	$104,843	$—	$646,990
Fixed rate loans, gross (1)(2)	14,517	8,353	1,886	24,788	43,828	93,372
Investments:
Investment securities held-to-maturity	269	853	505	1,257	3,869	6,753
Investment securities available-for-sale	4,147	4,077	10,131	27,689	3,616	49,660
Federal funds sold	20,645	—	—	—	—	20,645
Other investments	2,827	—	145	80	4,866	7,918

Total interest sensitive assets	487,343	58,567	64,592	158,657	56,179	825,338

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	164,956	164,956
Interest bearing (1)	332,765	98,255	84,667	29,830	—	545,517
Other borrowings (3)	66,243	—	750	22,000	500	89,493

Total interest sensitive liabilities	$399,008	$98,255	$85,417	$51,830	$165,456	$799,966

GAP Analysis
Interest rate sensitivity gap	$88,335	$(39,688)	$(20,825)	$106,827	$(109,277)	$25,372
GAP as % of total interest sensitive assets	10.70%	-4.81%	-2.52%	12.94%	-13.24%	3.07%
Cumulative interest rate sensitivity gap	$88,335	$48,647	$27,822	$134,649	$25,372	$25,372
Cumulative gap as % of total interest sensitive assets	10.70%	5.89%	3.37%	16.31%	3.07%	3.07%

(1)	Fixed rate loans and time deposits are assumed to mature on their contractual maturity date, and no assumptions have been assumed for historical prepayment experience. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company’s assumptions
(2)	Non-accrual loans are included as fixed rate loans for purposes of this table.
(3)	Other borrowings reflect the effects of the interest rate swap.

Static Gap analysis has certain limitations. Measuring the volume of re-pricing or maturing assets and liabilities does not always measure the full impact on net interest income. Static Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relationship between product rate re-pricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio re-prices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as non-interest-bearing demand deposits, in the static Gap analysis behave like long-term fixed rate funding sources. Both of these factors tend to make our behavior more asset sensitive than is indicated in the static Gap analysis.

Interest rate simulations provide us with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are normally subjected to up to 300 basis points (“bp”“) in increases and decreases in interest rates in 100 basis point increments. Under each interest rate scenario, we project our net interest income. From these results, we can then develop alternatives in dealing with the tolerance thresholds.

The following table shows the effects of changes in projected net interest income for the twelve months ending December 31, 2006 under the interest rate shock scenarios stated. The table was prepared as of December 31, 2005, at which time the prime rate was 7.25%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
(dollars in thousands)
+ 300 bp	$65,034	$12,790	24.48%
+ 200 bp	$61,004	$8,760	16.77%
+ 100 bp	$56,608	$4,364	8.35%
0 bp	$52,244	$—	0.00%
- 100 bp	$47,625	$(4,619)	-8.84%
- 200 bp	$43,159	$(9,085)	-17.39%
- 300 bp	$41,575	$(10,669)	-20.42%

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Community Bancorp Inc.

We have audited the accompanying consolidated balance sheets of Community Bancorp Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Bancorp Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 13, 2006

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	December 31,
	2005	2004
ASSETS:
Cash and cash equivalents	$17,107	$14,842
Interest bearing deposits in financial institutions	430	1,825
Federal funds sold	20,645	9,565
Investments:
Held-to-maturity at amortized cost; pledged $1,483 (2005) and $2,111 (2004), estimated fair value of $6,600 (2005) and $4,251 (2004)	6,753	4,198
Available-for-sale, at estimated fair value; pledged $19,342 (2005) and $12,750 (2004)	49,660	26,562
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	4,866	3,388
Loans held for investment, net	582,745	437,932
Less allowance for loan losses	(9,773)	(7,508)

Net loans held for investment	572,972	430,424
Loans held for sale, net	154,327	101,588
Premises and equipment, net	6,971	6,737
Other real estate owned and repossessed assets	68	—
Affordable housing investments	2,395	2,579
Accrued interest	3,822	2,086
Income tax receivable	563	—
Deferred tax asset, net	6,167	5,928
Servicing assets, net	3,833	4,011
Interest-only strips, at fair value	2,622	1,749
Other assets	9,908	8,737
Goodwill and other intangibles	45,441	17,387

Total assets	$908,550	$641,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing	$545,517	$438,995
Non-interest bearing	164,956	110,771

Total deposits	710,473	549,766
Short-term borrowing	52,290	1,000
Long-term debt	37,203	17,640
Accrued expenses and other liabilities	12,326	10,082

Total liabilities	812,292	578,488

Commitments and Contingencies (Notes 10, 16 and 17)
Stockholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding; 5,939,397 (including 11,670 restricted stock awarded under the equity based compensation plan) at December 31, 2005 and 5,162,725 at December 31, 2004	3,705	3,227
Additional paid-in capital	61,696	38,994
Deferred compensation — restricted stock	(85)
Accumulated other comprehensive loss, net of taxes of $270 (2005) and $66 (2004)	(386)	(73)
Retained earnings	31,328	20,970

Total stockholders’ equity	96,258	63,118

Total liabilities and stockholders’ equity	$908,550	$641,606

The accompanying notes are an integral part of these financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	For the years ended December 31,
	2005	2004	2003
Interest Income:
Interest on loans	$51,591	$31,383	$25,580
Interest on federal funds sold	263	240	143
Interest on interest bearing deposits in financial institutions	27	14	5
Interest on investments	1,975	994	1,058

Total interest income	53,856	32,631	26,786

Interest Expense:
Deposits	10,196	4,586	5,100
Short-term borrowing	891	116	313
Long-term debt	1,728	962	757

Total interest expense	12,815	5,664	6,170

Net interest income before provision for loan losses	41,041	26,967	20,616
Provision for loan losses	1,231	1,176	1,639

Net interest income after provision for loan losses	39,810	25,791	18,977

Other operating income:
Net gain on sale of loans	6,968	6,683	5,161
Customer service charges	1,087	831	735
Loan servicing fees, net	157	829	666
Gain (loss) on repossessed assets	157	(143)	61
Other fee income	1,654	1,460	1,068

Total other operating income	10,023	9,660	7,691

Other operating expenses:
Salaries and employee benefits	16,407	11,421	9,608
Occupancy	2,335	1,818	1,319
Professional services	1,968	3,009	1,074
Depreciation and amortization	1,299	821	799
Data processing	934	765	762
Office expenses	910	710	663
Other expenses	5,125	3,545	2,952

Total other operating expenses	28,978	22,089	17,177

Income before income tax provision	20,855	13,362	9,491
Income tax provision	8,259	4,996	3,595

Net income	12,596	8,366	5,896
Other comprehensive income — unrealized gain / (loss) on available-for-sale securities, net of income taxes of $(214), $14 and $(53)	(313)	2	(75)
Comprehensive income	$12,283	$8,368	$5,821

Basic earnings per share	$2.29	$1.83	$1.51

Diluted earnings per share	$2.17	$1.71	$1.42

Average shares outstanding for basic earnings per share	5,501,774	4,570,734	3,900,350
Average shares outstanding for diluted earnings per share	5,814,462	4,885,069	4,144,666

The accompanying notes are an integral part of these financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Deferred Compensation Restricted Stock	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2003	3,542,307	$2,214	$10,734	$—	$—	$7,625	$20,573
Options exercised	97,635	61	558	—	—	—	619
Unrealized loss on available for sale securities, net of income taxes of $(53)	—	—	—	(75)	—	—	(75)
Issuance of common stock, net of expenses of $807	725,000	453	9,439	—	—	—	9,892
Tax benefit for options exercised			176				176
Net income	—	—	—	—	—	5,896	5,896

Balance at December 31, 2003	4,364,942	2,728	20,907	(75)	—	13,521	37,081

Options exercised	118,844	74	863	—	—	—	937
Dividends paid						(917)	(917)
Unrealized gain on available for sale securities, net of income taxes of $14	—	—	—	2	—	—	2
Issuance of common stock for merger	678,939	425	16,927	—	—	—	17,352
Tax benefit for options exercised			297				297
Net income	—	—	—	—	—	8,366	8,366

Balance at December 31, 2004	5,162,725	3,227	38,994	(73)	—	20,970	63,118

Options exercised	126,081	79	853	—	—	—	932
Dividends paid						(2,238)	(2,238)
Unrealized gain on available for sale securities, net of income taxes of $(214)	—	—	—	(313)	—	—	(313)
Issuance of restricted stock	11,670		377		(377)		—
Amortization of restricted stock					292		292
Issuance of common stock for merger	638,921	399	21,213	—	—	—	21,612
Tax benefit for options exercised			259				259
Net income	—	—	—	—	—	12,596	12,596

Balance at December 31, 2005	5,939,397	$3,705	$61,696	$(386)	$(85)	$31,328	$96,258

The accompanying notes are an integral part of these financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2005	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income	$12,596	$8,366	$5,896
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,299	821	799
Provision for loan losses	1,231	1,176	1,639
Net amortization of premiums on investment securities	460	117	200
Amortization of affordable housing investment	307	215	79
Amortization of core deposit intangibles	385	44	—
Amortization of deferred compensation — restricted stock	292	—	—
Loan origination fees net of loan origination costs deferred	(1,316)	130	(885)
Gain on sale of loans held for sale	(6,193)	(5,711)	(4,811)
(Gain) loss on sale of repossessed assets	(157)	143	—
Deferred income tax benefit	(1,258)	(849)	(1,811)
Capitalization of interest-only strips	(748)	(1,072)	(535)
Amortization of interest-only strips	238	140	69
Change in unrealized (gain) loss on interest-only strips	(336)	92	81
Capitalization of servicing asset	(1,125)	(1,044)	(981)
Amortization of servicing asset	558	441	366
Impairment (recovery) in valuation allowance for servicing asset	798	(4)	(15)
Loss on trading securities	—	—	73
Loss on disposal of premises and equipment	158	4	—
Unrealized (gain) loss on interest rate swap agreement	(147)	153	307
Unrealized hedging (gain) loss on long term debt	147	(153)	(307)
Origination of loans held for sale	(140,031)	(133,230)	(93,259)
Proceeds from sale of loans held for sale	93,348	90,309	79,130
Decrease (increase) in income tax receivable	13	—	309
Increase (decrease) in income tax payable	(319)	173	146
Decrease (increase) in accrued interest and other assets	(2,275)	(1,271)	(2,387)
Increase in accrued expenses and other liabilities	1,608	2,852	647

Net cash used in operating activities	(40,467)	(38,158)	(15,250)

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, — Continued

	2005	2004	2003
	(dollars in thousands)
Cash flows from investing activities:
Origination of loans held for investment	(352,983)	(287,349)	(227,528)
Proceeds from principal paid on loans held for investment	288,721	285,717	189,734
Net change in interest bearing deposits in financial institutions	1,395	(1,825)	99
Purchase of trading securities	—	—	(37,168)
Sale of trading securities	—	—	53,171
Purchases of investments held-to-maturity	(4,091)	—	(2,302)
Maturities of investments held-to-maturity	1,486	3,469	14,170
Purchases of available-for-sale investments	(29,772)	(10,039)	(17,291)
Maturities of available-for-sale investments	10,043	4,370	1,216
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(1,339)	(810)	(937)
Sales of Federal Home Loan Bank stock	457	—	486
Cash paid for acquisitions	(15,147)	(9,238)	—
Cash obtained from acquisitions	40,524	4,805	—
Other repossessed assets acquired in foreclosure	—	(39)	—
Paydown of debt acquired through foreclosure	(729)	—	—
Proceeds from sale of repossessed assets	1,788	354	810
Increase in affordable housing investments	(122)	(1,305)	—
Purchases of premises and equipment	(1,571)	(1,642)	(272)
Proceeds from sale of premises and equipment	24	—
Decrease (increase) in restricted cash	—	—	1,152
Net (increase) decrease in federal funds sold	(11,080)	19,025	(8,235)

Net cash provided by (used in) investing activities	(72,396)	5,493	(32,895)

The accompanying notes are an integral part of these financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, — Concluded

	2005	2004	2003
	(dollars in thousands)
Cash flows from financing activities:
Net increase in deposits:
Interest bearing	$14,183	$48,827	$11,952
Non-interest bearing	32,251	5,720	17,222
Proceeds from exercise of stock options	932	937	619
Cash dividends paid	(2,238)	(917)	—
Issuance of long-term debt	20,000	—	4,910
Proceeds from short-term borrowings	50,000	—	16,862
Repayment of short-term borrowings	—	(25,000)	(7,362)
Proceeds from stock offering, net of expenses	—	—	10,068

Net cash provided by financing activities	115,128	29,567	54,271

Net increase (decrease) in cash and cash equivalents	2,265	(3,098)	6,126
Cash and cash equivalents at beginning of year	14,842	17,940	11,814

Cash and cash equivalents at end of year	$17,107	$14,842	$17,940

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on time deposits	$9,365	$4,029	$5,675
Interest on other borrowings	2,565	1,059	1,049

Total interest paid	$11,930	$5,088	$6,724

Income Taxes	$8,459	$6,301	$4,775

Supplemental disclosure of non-cash investing activities:
Debt acquired on repossessed assets	$729	$—	$—

Other repossessed asssets acquired in foreclosure	$1,699	$—	$—

Loans transferred to repossessed assets	$—	$39	$724

Loans held for investment transferred to held-for-sale	$—	$21,897	$6,318

Debt transferred from long-term to short-term	$1,290	$—	$—

Restricted stock grants	$377	$—	$—

Tax benefit from options exercised	$259	$—	$—

Assets acquired from acquisitions	$124,401	$115,458	$—

Liabilities acquired from acquisitions	$116,081	$106,299	$—

Supplemental disclosure of non-cash financing activities:
Change in unrealized gain/(loss) on available-for-sale securities, net of income tax benefit of $(214), $14 and $(53) recorded in Other Comprehensive Income	$(313)	$2	$(75)

The accompanying notes are an integral part of these financial statements.

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Each of the Three Years in the Period Ended December 31, 2005

1. Summary of Significant Accounting Policies:

Basis of presentation

The consolidated financial statements include the accounts of Community Bancorp Inc. and its wholly owned subsidiary, Community National Bank, (the “Bank”), collectively referred to herein as the “Company”. Intercompany balances and transactions have been eliminated.

Nature of Operations

The Company is headquartered in Escondido, California and operates eleven branch offices located in Bonsall, El Cajon, Encinitas, Escondido, Fallbrook, La Mesa, Murietta, Rancho Bernardo, Santee, Temecula and Vista, California. The Company also operates nine Small Business Administration (“SBA”) loan production offices that originate loans in California, Arizona and Nevada. The Company’s primary sources of revenue are SBA, construction, and other real estate based loans to individuals and small to middle-market businesses.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and to general practices within the banking industry. The following is a description of the more significant policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets, servicing liability and interest-only strips, the valuation of repossessed assets and the valuation of the acquired assets and liabilities of Cuyamaca Bank, N.A. and Rancho Bernardo Community Bank.

Cash and Cash Equivalents

For purposes of the balance sheet and statements of cash flows, cash and cash equivalents include cash and non-interest bearing receivables due from banks.

Investments

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they may be classified as held-to-maturity. Investment securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security using the interest method. Securities to be held for indefinite periods of time, but not necessarily with the intent to trade or to be held-to-maturity or on a long-term basis, are classified as available-for-sale are accounted for at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of deferred taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined using the amortized cost of the specific securities sold. Non-marketable securities are recorded at cost and assessed for impairment on a periodic basis.

Loans and Related Interest and Fees

Loans held for investment are stated at the principal amount outstanding and loans held for sale are carried at the lower of cost or market at any given reporting date. Market is determined by obtaining estimated pricing from third party investors in similar types of product and considers loan type, maturity, interest rate, margin (if applicable) and other factors.

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

Sales and Servicing of SBA 7a Loans

The Company originates loans to customers under the SBA 7a program that generally provides for SBA guarantees of 50% to 85% of each loan. The Company sells a portion of the SBA 7a loans originated. On loans sold, the Company allocates the carrying value of such loans between the portion sold and the portion retained, based upon estimates of their relative fair value at the time of sale. The difference between the adjusted carrying value and the face amount of the portion retained is amortized to interest income over the life of the related loans using the interest method.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140), the Company recognizes a servicing asset or liability at the time a loan is sold and the Company retains the servicing, based on the present value of the estimated future cash flows. The servicing asset is amortized proportionately over the period based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights estimated at the time of sale. Projected net servicing income is determined on the basis of the estimated future balance of the underlying loan portfolio, which decreases over time from scheduled loan amortization and prepayments. The Company estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, original terms to maturity and historical prepayment speeds, as well as current interest rate levels, market forecasts and other economic conditions.

In subsequent valuations if the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value.

Rights to future servicing income from serviced loans that exceed 100 basis points of contractually specified servicing fees are classified as interest-only strips. Although collected as servicing income, management has determined that any income received above 100 basis points is used solely as an offset to the premium received on the guaranteed portion sold and therefore is essentially a separately created financial instrument that should be treated as an interest-only strip, which if need be, the Bank has the option to sell in the secondary market. The interest-only strips are initially recorded at fair value based on the present value of the estimated future cash flows and amortized over their estimated remaining life. The fair value of the portfolio is recalculated on a quarterly basis with any unrealized gains or losses recorded in earnings in the period of change of fair value.

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

In determining the appropriate level of the allowance for loan losses, our management and Directors’ Loan Committee initially identify all classified, restructured or non-performing loans and analyzes each loan for impairment, as well as any government guarantees on these loans, which in general do not require an allowance for loan loss. Loans are considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measure of the impaired loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses. We measure an impaired loan by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent.

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

Based on the Company’s evaluation process to determine the level of the allowance for loan losses mentioned previously and as the majority of the Company’s non-performing loans are secured, management believes the allowance level to be adequate as of December 31, 2005 to absorb the estimated known and inherent risks identified through its analysis.

The Company has established a reserve for losses on commitments to extend credit. The reserves for losses on commitments to extend credit are determined based on the historical losses on the underlying collateral of the commitment. The majority of these commitments are on construction loans. Management and the Directors’ Loan Committee also establish reserves for each pool based upon loan type as well as market conditions for the underlying real estate or other collateral, considering such factors as trends in the real estate market, economic uncertainties and other risks that exist as of each reporting period. In general there are no reserves established for the government guaranteed portion of commitments to extend credit.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operating expense utilizing the straight-line method over the estimated useful lives, which range from three to ten years. Leasehold improvements are capitalized and amortized on a straight-line basis over the term of their lease or the estimated useful life of the improvement, whichever is shorter. Buildings are depreciated on a straight-line basis over 40 years and expenditures for maintenance and repairs are charged to expense as incurred.

Other Real Estate Owned and Repossessed Assets

Real estate properties or repossessed assets acquired through foreclosure or deed-in-lieu of foreclosure are initially recorded at the lower of cost or fair value less estimated costs to sell at the date of foreclosure through a charge to the allowance for estimated loan losses. Subsequent declines in value are charged to operations.

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

Goodwill and Other Intangibles

Net assets arising from acquisitions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. Other intangibles included on the Consolidated Balance Sheet consists of core deposit intangibles that are amortized using an estimated life of 8.5 and 7.8 years, respectively for the Cuyamaca and Rancho Bernardo acquisitions.

Derivatives and Hedging Activity

The Company may use derivative financial instruments to manage its exposure arising from changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. The Company follows the guidance from SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under these standards, the Company accounts for derivatives on its balance sheet at fair value as assets or liabilities. Gains or losses resulting from changes in those fair values are recorded depending on the use of the derivative and whether or not it qualifies for hedge accounting. The swap cash flows as a result of the hedge are reported in interest expense. The Company’s interest rate swap agreement was classified as a fair value hedge on one of its trust preferred securities; consequently, the changes in the fair value of the interest rate swap recognized in earnings are offset by the changes in the fair value of the hedged trust preferred securities. As the hedging relationship met certain conditions provided for in SFAS No. 133, the Company assumes no ineffectiveness in the hedging relationship.

Income Taxes

Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date.

Trust Preferred Securities

The Company invests in three wholly owned special purpose entities: Community (CA) Capital Trust I (“Trust I”), Community (CA) Capital Statutory Trust II (“Trust II”) and Community (CA) Capital Statutory Trust III (“Trust III”). Trust I entered into an interest rate swap agreement in 2002 which was classified as a fair value hedge of the Trust. Effectively the value of Trust I is reported at fair value due to the net effect of the hedge. The unrealized gains and losses resulting from changes in value of the interest rate swap and the hedged trust preferred securities are recorded though income (See Note 11, “Derivatives and Hedging Activity” for further discussion). The Company accounts for its investment in the Trusts using the equity method under which the subsidiaries net earnings are recognized in the Bancorp’s statement of income, pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Components of comprehensive income are reported in the financial statements in the period in which they are recognized. The components of other comprehensive income include unrealized gain or losses on available-for-sale securities.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents, and other potentially dilutive securities outstanding during the period.

Stock Option Plans

At December 31, 2005 the Company had outstanding stock options and other stock based awards (see Note 15). The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), had been applied. At December 31, 2005, the Company recorded compensation expense of $292,000 in net income as a result of restricted stock awards granted to certain employees during 2005. No restricted stock awards were granted in 2004 or 2003.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma per share amounts indicated below:

	2005	2004	2003
	(dollars in thousands, except per share amounts)
Net income, as reported	$12,596	$8,366	$5,896
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(422)	(258)	(172)

Proforma net income	$12,174	$8,108	$5,724

Basic income per share, as reported	$2.29	$1.83	$1.51
Proforma basic income per share	$2.21	$1.77	$1.47
Diluted income per share, as reported	$2.17	$1.71	$1.42
Proforma diluted income per share	$2.09	$1.66	$1.38

Recent Accounting Developments:

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149) and is effective for hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2003, the AICPA issued SOP 03-3, which requires that loans purchased at a discount due to poor credit quality be recorded at fair value and prohibits the recognition of a loss accrual or valuation allowance at the time of purchase. SOP 03-3 also limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the initial investment of the loan. Subsequent increases in expected cash flows are recognized prospectively through an adjustment of yield over its remaining life and decreases in expected cash flows are recognized as an impairment. The Company adopted SOP 03-3 and was effective on loans or debt securities acquired after December 31, 2004. The adoption of SOP 03-3 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on the guidance provided in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”) as applicable to debt and equity securities that are within the scope of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and equity securities that are accounted for using the cost method specified in Accounting Policy Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock.” An investment is impaired if the fair value of the investment is less than its cost. EITF 03-1 outlines that an impairment would be considered other-than-temporary unless: a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment, and b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Although not presumptive, a pattern of selling investments prior to the forecasted recovery of fair value may call into question the investor’s intent. The severity and duration of the impairment should also be considered in determining whether the impairment is other-than-temporary. The Company adopted EITF 03-1 on July 1, 2004. The adoption of EITF 03-1 did not have a material impact on the operations or the financial condition of the Company.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which any entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt SFAS No. 123(R) on January 1, 2006. The adoption of SFAS No. 123(R) is not expected to have a material impact on the operations or the financial condition of the Company. Initial estimates for 2006 put the impact to earnings at approximately $227,000 pre-tax.

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Companies are required to apply the guidance in this FSP to reporting periods beginning after December 15, 2005. We expect that the adoption of this FSP will not have a significant effect on our financial condition or results of operation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 on January 1, 2006.

In December 2005, the FASB issued SOP 94-6-1, Terms of Loan Products that may give rise to a concentration of Credit Risk. The FASB staff position is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. No changes are expected from this staff position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. Merger-related Activity:

Cuyamaca Bank, N.A. Merger. Pursuant to the Agreement and Plan of Merger, dated June 28, 2004, by and between the Company and Cuyamaca Bank, N.A. (the Merger Agreement), the Company acquired all the assets and assumed the liabilities of Cuyamaca Bank, N.A. Cuyamaca’s results of operations were included in the Company’s results beginning October 1, 2004.

Under the terms of the Merger Agreement, shareholders of Cuyamaca Bank common stock had the choice to receive cash, shares of Community or a combination up to a maximum of 70% of the total consideration being in Community shares. The transaction was valued at $26.6 million, or $25.56 per share, including the fair value of options outstanding (the exchange ratio for stock consideration was 1.0439 shares of Community common stock for each Cuyamaca share). The total consideration was paid in 678,939 of Community stock and $7.4 million in cash, in accordance with the provisions of the Merger Agreement. Cuyamaca Bank operated banking offices in the east San Diego County cities of Santee, El Cajon and La Mesa and in the north San Diego County city of Encinitas. All of the banking offices of Cuyamaca are being operated by Community National Bank.

The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the merger date as summarized below.

(dollars in thousands, except per share data)

Purchase price
Cuyamaca Bank, N.A. common stock exchanged	650,387
Exchange ratio	1.0439

Total shares of the Company’s common stock exchanged	678,939
Fair value per share of the Company’s common stock (1)	$25.56

Total value of the Company’s common stock exchanged		$17,352
Cash paid for Cuyamaca Bank, N. A common stock		7,445
Direct acquisition costs		1,823

Total purchase price		$26,620

Allocation of the purchase price
Cuyamaca Bank, N. A. stockholder’s equity		$9,108
Estimated adjustments to reflect assets aquired and liabilities assumed at fair value:
Investments		2
Loans		(919)
Premises and equipment		61
Other assets and deferred income tax		(158)
Deposits		(126)
Other liabilities		284

Estimated adjustment to fair value of net assets acquired		8,252

Estimated gross goodwill and other intangibles resulting from the Merger (2)		$18,368

(1)	The value of the shares of common stock exchanged with Cuyamaca Bank, N.A. stockholders was based upon the 20 day average closing price of the Company shares ending on September 24, 2004.
(2)	Includes $2.3 million allocated to core deposit intangibles. (See Footnote 8).

Rancho Bernardo Community Bank Merger. Pursuant to the Agreement to Merge and Plan of Reorganization, dated April 21, 2005, by and between the Company and Rancho Bernardo Community Bank (the Agreement), the Company acquired all the assets and assumed the liabilities of Rancho Bernardo Community Bank. Rancho Bernardo’s results of operations were included in the Company’s results of operations beginning August 19, 2005.

Under the terms of the Agreement, shareholders of Rancho Bernardo Community Bank common stock had the choice to receive cash, shares of Community or a combination of the two. The transaction was valued at $36.7 million, or $33.15 per share, including the fair value of options outstanding (the exchange ratio for stock consideration was 0.949 shares of Community common stock for each Rancho Bernardo share). The total consideration was paid in 638,921 shares of Community stock and $13.3 million in cash, in accordance with the provisions of the Agreement. Rancho Bernardo Community Bank operated one banking office in the north San Diego community of Rancho Bernardo. The banking office of Rancho Bernardo is being operated by Community National Bank.

The Merger was accounted for under the purchase method of accounting in accordance with SFAS No. 141. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below. The allocation of the purchase price will be modified over the next eight months, as more information is obtained about the fair value of assets acquired and liabilities assumed. For informational and comparative purposes, certain tables have been expanded to include a column entitled “Rancho Bernardo, August 19, 2005”. This column represents balances acquired from Rancho Bernardo as of August 19, 2005, including purchase price adjustments.

(dollars in thousands, except per share data)

Purchase price
Rancho Bernardo Community Bank, N.A. common stock exchanged	673,257
Exchange ratio	0.949

Total shares of the Company’s common stock exchanged	638,921
Fair value per share of the Company’s common stock (1)	$33.15

Total value of the Company’s common stock exchanged		$21,180
Cash paid for Rancho Bernardo Bank, N. A common stock		13,313
Fair value of outstanding stock options and direct acquistion costs		2,219

Total purchase price		$36,712

Allocation of the purchase price
Rancho Bernardo Community Bank, N. A. stockholder’s equity		$10,047
Estimated adjustments to reflect assets aquired and liabilities assumed at fair value:
Loans		63
Other assets and deferred income tax		(834)
Deposits		(107)
Other liabilities		41

Estimated adjustment to fair value of net assets acquired		9,210

Estimated gross goodwill and other intangibles resulting from the Merger (2)		$27,502

(1)	The value of the shares of common stock exchanged with Rancho Bernardo Community Bank stockholders was based upon the 20 day average closing price of the Company shares ending on August 12, 2005.
(2)	Includes $2.6 million allocated to core deposit intangibles. (See Footnote 8).

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the Merger taken place at January 1, 2004.

Unaudited Pro Forma Condensed Combined Financial Information

(dollars in thousands, except per share amounts)

	December 31,
	2005	2004
Net interest income	$44,658	$36,628
Other operating income	10,248	11,050
Provision for loan losses	1,528	1,717
Other operating expense	31,597	29,785

Income before income tax provision	21,781	16,176
Income tax provision	8,637	6,183

Net income	$13,144	$9,993

Earnings per share:
Basic	$2.23	$1.75

Fully diluted	$2.11	$1.66

Average shares outstanding for basic earnings per share	5,904,382	5,716,186
Average shares outstanding for diluted earnings per share	6,217,070	6,030,521

3. Investments:

The Company held $1.9 million and $1.2 million in Federal Reserve Bank stock as of December 31, 2005 and 2004, respectively. The Company held $3.0 million in Federal Home Loan Bank stock as of December 31, 2005, compared to $2.2 million as of December 31, 2004.

The following table presents the amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities as of December 31, 2005 and 2004. The section entitled Rancho Bernardo Bank at August 19, 2005 represents the investments which were acquired as of August 19, 2005.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(dollars in thousands)
At December 31, 2005
Held-to-Maturity
Agency mortgage-backed securities	$2,049	$10	$(163)	$1,896
SBA loan pools	4,704	6	(6)	4,703

Total held-to-maturity	$6,753	$16	$(169)	$6,600

Available-for-sale
Agency mortgage-backed securities	$50,327	$—	$(667)	$49,660

At December 31, 2004
Held-to-Maturity
Agency mortgage-backed securities	$3,281	$53	$(6)	$3,328
SBA loan pools	917	6	—	923

Total held-to-maturity	$4,198	$59	$(6)	$4,251

Available-for-sale
Agency mortgage-backed securities	$26,701	$39	$(178)	$26,562

Rancho Bernardo Bank at August 19, 2005
Available-for-sale
Agency mortgage-backed securities	$4,094	$—	$—	$—

As of December 31, 2005, the Company had pledged $19.3 million of its agency mortgage-backed securities, classified as available for sale, for public deposits and other purposes.

The following table presents the current fair value and the associated unrealized losses only on investments classified as held to maturity and available for sale with unrealized holding losses at December 31, 2005. The table also discloses whether these securities have had unrealized holding losses for less than 12 months or for 12 months or longer:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
Mortgage-backed securities, classified as held-to-maturity
FHLMC	$287	$(2)	$420	$(2)	$707	$(4)
FNMA	4,445	(159)	—	—	4,445	(159)
SBA	412	(6)	—	—	412	(6)

	$5,144	$(167)	$420	$(2)	$5,564	$(169)

Mortgage-backed securities, classified as available-for-sale
FHLMC	$22,847	$(421)	$—	$—	$22,847	$(421)
FNMA	26,813	(246)	—	—	26,813	(246)

	$49,660	$(667)	$—	$—	$49,660	$(667)

As of December 31, 2005, the unrealized holding losses related to variable rate agency mortgage-backed securities, such as unrealized holding losses are the result of an increase in market interest rates in the second half of 2005 are not the result of credit or principal risk. There were 24 investment positions that were in an unrealized loss position, one of which has been in that position 12 months or more. Based on the nature of the investments and other considerations discussed above, as well as management’s intent and ability to hold these securities until the unrealized loss is recovered, management concluded that such unrealized losses were not other than temporary as of December 31, 2005.

The contractual maturities of securities held to maturity at December 31, 2005 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
Mortgage-backed securities
Due greater than one year through five years	$140	$140	5.14%
Due greater than five years through ten years	4,875	4,731	4.33%
Mortgage-backed securities due greater than ten years	1,088	1,079	4.34%

Subtotal mortgage-backed securities	6,103	5,950	4.35%
SBA pass through securities
Due greater than ten years	650	650	5.27%

Total	$6,753	$6,600	4.44%

The contractual maturities of investment securities available-for-sale at December 31, 2005 were as follows:

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
Mortgage-backed securities
Due greater than one year through five years	$—	$—	0.00%
Due greater than five years through ten years	4,955	4,954	5.24%
Mortgage-backed securities due greater than ten years	45,372	44,706	4.04%

Total	$50,327	$49,660	4.16%

4. Sales and Servicing of SBA 7a Loans:

At December 31, 2005, changes in the valuation of the servicing asset were negatively impacted by an impairment adjustment of $798,000 of the servicing asset. Changes in the valuation of the servicing asset were not considered material for the period ending December 31, 2004. In estimating fair values at December 31, 2005, the Company utilized a weighted average prepayment assumption of approximately 9.14% and a discount rate of 11.25%. In estimating fair values at December 31, 2004, the Company utilized a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

The activity for the servicing asset for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
	(dollars in thousands)
Balance at beginning of year	$4,011	$3,247	$2,617
Servicing assets aquired in merger	53	155	—
Servicing assets recognized on SBA loans sold	1,125	1,046	981
Amortization	(558)	(441)	(366)
(Provision for) recovery of valuation reserve	(798)	4	15

Balance at end of year	$3,833	$4,011	$3,247

Fair value of servicing assets	$3,833	$4,011	$3,247

The activity for the valuation reserve for the servicing asset for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
	(dollars in thousands)
Balance at beginning of year	$(31)	$(35)	$(50)
Provision for valuation reserve	—	(11)	(10)
Recovery of valuation reserve	31	15	25

Balance at end of year	$—	$(31)	$(35)

The following table summarizes the estimated aggregate amortization expense for loan servicing rights:

December 31, 2005
Years ending December 31:	(dollars in thousands)
2006	$452
2007	407
2008	367
2009	326
2010	291
Thereafter	1,990

Total	$3,833

The fair value of interest-only strips was $2.6 million and $1.7 million at December 31, 2005 and 2004, respectively. Unrealized gains or losses on interest-only strips were positively impacted by fair value adjustments of $437,000 for the period ending December 31, 2005. The fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 9.14% and a discount rate of 11.25%. At December 31, 2004, the fair value of interest-only strips was estimated using a weighted average prepayment assumption of approximately 8.53% and a discount rate of 10.00%.

5. Loans

The following is a summary of loans as of December 31, 2005 and 2004:

	December 31,
	2005			2004			Rancho Bernardo Bank August 19, 2005
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
	(dollars in thousands)
Construction loans	$—	$109,500	$109,500	$—	$75,200	$75,200	$—	$39,416	$39,416
Real estate one- to four-family	—	16,994	16,994	—	8,690	8,690	—	3,741	3,741
Real estate commercial	154,049	356,571	510,620	101,385	276,724	378,109	—	18,659	18,659
Consumer home equity lines of credit	—	10,459	10,459	—	8,027	8,027	—	5,150	5,150
Other consumer	—	10,620	10,620	—	9,473	9,473	—	578	578
Commercial	—	53,552	53,552	—	35,213	35,213	—	13,052	13,052
Aircraft	—	28,617	28,617	—	28,819	28,819	—	—	—

Total gross loans	154,049	586,313	740,362	101,385	442,146	543,531	—	80,596	80,596
Deferred loan origination costs (fees)	499	(1,671)	(1,172)	447	(2,052)	(1,605)	—	(288)	(288)
Discount on unguaranteed portion of SBA loans retained	(221)	(1,897)	(2,118)	(244)	(2,162)	(2,406)	—	(58)	(58)
Allowance for loan losses	—	(9,773)	(9,773)	—	(7,508)	(7,508)	—	(1,269)	(1,269)

Net loans	$154,327	$572,972	$727,299	$101,588	$430,424	$532,012	$—	$78,981	$78,981

The Company’s lending activities are concentrated primarily in the western Riverside and San Diego counties of Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral or real estate, real estate associated business areas are among the principal industries in the Company’s market area. As a result, the Company’s loan and collateral portfolios are, to a significant degree, concentrated in those industries. The Company evaluates credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

As of December 31, 2005 and 2004, the Company had commitments to extend credit on construction and other loans of $209.7 million and $147.0 million, respectively.

The maturity distribution of the loan portfolio as of December 31, 2005 is as follows:

	Loans Held for Sale	Loans Held for Investment, gross	Total Loans	Rancho Bernardo Bank August 19, 2005
	(dollars in thousands)
Less than one year	$1,827	$273,061	$274,888	$59,650
One to five years	525	85,611	86,136	6,737
After five years	151,975	227,363	379,338	14,209

Total gross loans	$154,327	$586,035	$740,362	$80,596

The rate composition of the loan portfolio as of December 31, 2005 is as follows:

	Loans Held for Sale	Loans Held for Investment, gross	Total Loans	Rancho Bernardo Bank August 19, 2005
	(dollars in thousands)
Fixed rate loans	$11,886	$81,486	$93,372	$2,968
Variable rate loans	142,441	504,549	646,990	77,628

Total gross loans	$154,327	$586,035	$740,362	$80,596

As of December 31, 2005 and 2004, the government guaranteed portion of total gross loans was $32.4 million and $37.0 million, respectively. As of December 31, 2005, the loan to one borrower limit was $14.0 million.

In the normal course of business, the Company has granted loans to certain directors and their affiliates under terms which are consistent with the Company’s general lending policies.

The activity for loans outstanding with these directors and their affiliates follows:

	2005	2004
	(dollars in thousands)
Balance, beginning of year	$5,121	$4,851
Loans granted, including renewals	6	407
Repayments	(142)	(137)

Balance, end of year	$4,985	$5,121

The Company had no additional commitments for loans to affiliates as of December 31, 2005 and 2004.

6. Allowance for Loan Losses

A summary of the transactions in the allowance for loan losses on loans held for investment, including provisions for impaired loans, follows:

	2005	2004	2003
	(dollars in thousands)
Balance at beginning of year	$7,508	$5,210	3,945
Reserve acquired in merger	1,269	1,156	—
Provision for loan losses	1,231	1,176	1,639
Losses charged off	(504)	(66)	(680)
Recoveries	269	32	335
Less: Provision for losses on commitments to extend credit	—	—	(29)

Allowance for losses on loans outstanding	$9,773	$7,508	$5,210

The reserve for losses on commitments to extend credit, included in accrued expenses and other liabilities, was $295,000 at December 31, 2005 and $203,000 at December 31, 2004. The increase was the result of the Rancho Bernardo merger.

The following presents a summary of impaired loans and any impairment allowance by loan type:

	2005		2004
	(dollars in thousands)
	Impaired Loans	Impairment Allowance	Impaired Loans	Impairment Allowance
SBA	$828	$166	$2,838	$344
Commercial	2,294	200	1,189	238
Real Estate	526	105	—	—

Total impaired loans	$3,648	$471	$4,027	$582

For the years ended December 31, 2005, 2004, and 2003 interest income of $436,000, $4,800 and $91,000 was recorded on impaired loans on a cash basis, respectively, and the average balance of impaired loans was $4.8 million, $4.9 million and $3.9 million, respectively. There were no loans contractually past due 90 days or more and still accruing as of December 31, 2005 and 2004.

7. Premises and Equipment:

Premises and equipment as of December 31, 2005 and 2004 are as follows:

	2005	2004	Rancho Bernardo Bank August 19 , 2005
	(dollars in thousands)
Land	$797	$797	$—
Building	1,467	1,460	—
Furniture, fixtures and equipment	8,547	7,798	1,308
Leasehold improvements	2,922	2,829	155

	13,733	12,884	1,463
Accumulated depreciation and amortization	(6,762)	(6,147)	(1,314)

	$6,971	$6,737	$149

Total depreciation expense was $1.3 million, $821,000 and $799,000 in 2005, 2004 and 2003, respectively.

8. Goodwill and Other Intangibles

The Company performs an impairment assessment in the third quarter of each year or more frequently if circumstances necessitate. During the fourth quarter 2005, the Company performed its annual impairment test and concluded that there was no impairment to the book value of the Company’s goodwill. Absent any impairment indicators, the Company expects to perform its next impairment test during the third quarter of 2006.

The gross carrying value and accumulated amortization related to core deposit intangibles at December 31, 2005 and 2004 are presented below:

	December 31,
	2005	2004
	(dollars in thousands)
Gross Carrying Value	$4,846	$2,275
Accumulated Amortization	429	44

Net Carrying Value	$4,417	$2,231

As a result of the Cuyamaca Bank and Rancho Bernardo Community Bank mergers, the Company recorded $2.3 and $2.6 million, respectively of core deposit intangibles. The amortization period for the Cuyamaca and Rancho Bernardo core deposit intangibles were approximately 8.5 years and 7.8 years, respectively. Amortization expense on core deposit intangibles was $385,000 and $44,000 for the years ended December 31, 2005 and 2004, respectively. The Company estimates that the annual amortization expense will be approximately $594,000 for 2006, 2007, 2008, 2009 and 2010.

9. Deposits and Interest Expense:

Deposits by major classification as of December 31, 2005 and 2004 are as follows:

	2005	2004	Rancho Bernardo Bank August 19, 2005
	(dollars in thousands)
Non-interest bearing demand	$164,956	$110,771	$36,462
Interest bearing demand	69,169	61,269	6,151
Money market savings	137,968	98,982	25,536
Savings	23,029	22,109	6,996
Time deposits $100,000 or more	209,737	178,579	14,976
Time deposits under $100,000	105,614	78,056	11,917

Total	$710,473	$549,766	$102,038

Interest expense on deposits for the years ended December 31, 2005, 2004 and 2003 is comprised of the following:

	2005	2004	2003
	(dollars in thousands)
Interest bearing demand	$130	$81	$105
Money market savings	1,607	571	581
Savings	39	29	60
Time deposits, $100,000 or more	2,277	2,796	2,717
Time deposits under $100,000	6,143	1,109	1,637

Total	$10,196	$4,586	$5,100

The following summarizes the scheduled maturity of time deposits as of December 31, 2005 (dollars in thousands):

2006	$285,790
2007	6,010
2008	998
2009	397
2010	22,156

Total	$315,351

Three months or less	$118,495
Over three months to six months	96,904
Over six months to twelve months	70,390
Over twelve months	29,562

Total	$315,351

The Company reclassifies any transaction accounts that are overdrawn at the reporting date to consumer loans. The aggregate amount of overdrafts as of December 31, 2005 was $354,000 compared to $123,000 as of December 31, 2004.

10. Other Borrowed Funds:

The Company had the following borrowing facilities as of December 31, 2005 and 2004:

			As of December 31, 2005		As of December 31, 2004
	Maximum borrowing	Expiration date	Month-end interest rate	Outstanding balance	Month-end interest rate	Outstanding balance
Trust Preferred I *	$10,000	Sep 30, 2030	11.00%	$10,000	11.00%	$10,000
Trust Preferred II	5,000	Sep 01, 2033	7.45%	5,000	5.45%	5,000
Trust Preferred III	20,000	Aug 31, 2035	5.85%	20,000	N/A	N/A
Federal Home Loan Bank	119,981	Open ended	4.05%	54,790	2.21%	3,790
Pacific Coast Bankers Bank	20,000	Jun 30, 2006	N/A	—	N/A	—
Wells Fargo	15,000	Open ended	N/A	—	N/A	—
U.S. Bank	20,000	Open ended	N/A	—	N/A

	$209,981			$89,790		$18,790

*	The interest rate swap agreement effectively converts the 11.0% fixed rate interest payments to variable payments. The effective rate as of December 31, 2005 was 9.37%.

As of December 31, 2005 and 2004, the Company had $34.7 million and $14.8 million, respectively, of trust preferred securities, net of the fair value hedge mark-to-market adjustment of $297,000 and $150,000, respectively, outstanding classified as long-term debt. The following is a brief description of each security:

Community (CA) Capital Trust I, a Delaware business trust, issued $10.0 million of 11.0% Fixed Rate Capital Trust Pass-through Securities (“TRUPS-Registered Trademark”), with liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $3.2 million was used to pay off borrowings of the Company, and $5.8 million was contributed to the Bank to increase its capital. The Company entered into an interest rate swap agreement on December 16, 2002 in order to hedge the interest payments on the long-term debt (see Note 11).

Community (CA) Statutory Capital Trust II, a Connecticut business trust, issued $5.0 million of Floating Rate Capital Trust Pass-through Securities, with a liquidation value of $1,000 per share. The securities, which mature in 2033, are callable at par after five years and pay cash distributions at a per annum rate and reset quarterly at the three month LIBOR plus 2.95%. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $4.9 million from the Trust upon issuance of the junior subordinated debentures, of which $4.8 million was contributed to the Bank to increase its capital.

Community (CA) Statutory Capital Trust III, a Delaware business trust, issued $20.0 million of Fixed/Floating Rate Capital Trust Pass-through Securities, with a liquidation value of $1,000 per share. The securities, which mature in 2035, pay interest at a fixed rate of interest of 5.85% for the first five years, and a floating rate of interest thereafter at LIBOR plus 1.69%. The Trust used the proceeds from the sale of the trust preferred securities to fund the Rancho Bernardo Community Bank acquisition. The Company received $20.0 million from the Trust upon issuance of the junior subordinated debentures, of which $15.1 million was paid for the Rancho Bernardo Community acquisition as of September 30, 2005, $4.4 million was contributed to the Bank to increase its capital and the remainder was used for other corporate purposes.

With the adoption of FIN 46R, the Company deconsolidated its grantor trusts. As a result, the junior subordinated debentures issued by the Company to the grantor trusts, totaling $34.7 million and $14.8 million, are reflected in the consolidated balance sheet in the liabilities section at December 31, 2005 and 2004, respectively, under the caption “long-term debt.” Prior years have been reclassified to conform to the current year presentation.

The Company also has an open ended line of credit with the Federal Home Loan Bank of San Francisco (the “FHLB”), which provides up to $120.0 million as of December 31, 2005. Interest rates vary based upon the term of the borrowing at the time of the advance. The line of credit was obtained to maintain liquidity at the Bank. Interest is payable on a monthly basis, and the effective rate at December 31, 2005 was 4.05%. The outstanding balance was $54.8 million as of December 31, 2005, and the average balance of the advances for the year ended December 31, 2005 was $29.3 million. The weighted average interest rate was 3.32% for the year ended December 31, 2005. The line of credit requires that collateral in the form of loans or securities be pledged as security for the loan. As of December 31, 2005, loans with a principal balance of $129.6 million and a mortgage backed security with a principal balance of $43.1 million were pledged to the FHLB as collateral for the line. In addition to the collateral requirement, the Company is required to purchase FHLB stock. The Company had $3.0 million in FHLB stock as of December 31, 2005.

The Company maintains an unsecured line of credit with another correspondent bank which provides up to $20.0 million through June 30, 2006 bearing a variable interest rate as established by the lender on a daily basis. The line of credit was obtained to provide additional liquidity on a short-term basis to the Bank. Interest is payable on a daily basis, and the principal is callable at any time by the lender. Under these agreements, there were no borrowings outstanding at December 31, 2005 and no activity during the year ended December 31, 2005.

The Company has an open ended unsecured line of credit with another correspondent bank which provides up to $15.0 million bearing a variable interest rate as established by the lender on a daily basis. The line of credit was obtained to provide additional liquidity on a short-term basis to the Bank. Interest is payable on a daily basis, and the principal is callable at any time by the lender. Under these agreements, there were no borrowings outstanding at December 31, 2005 and no activity during the year ended December 31, 2005.

The Company has an open ended unsecured line of credit with another correspondent bank which provides up to $20.0 million bearing a variable interest rate as established by the lender on a daily basis. The line of credit was obtained to provide additional liquidity on a short-term basis to the Bank. Interest is payable on a daily basis, and the principal is callable at any time by the lender. Under these agreements, there were no borrowings outstanding at December 31, 2005 and no activity during the year ended December 31, 2005.

The following table reflects the contractual maturities of borrowings as of December 31, 2005:

Year ending December 31,	(dollars in thousands)
2006	$52,290
2007	1,250
2008	—
2009	750
2010	—
Thereafter	35,203

Total	$89,493

11. Derivatives and Hedging Activity:

In 2002, the Company entered into an interest rate swap agreement to effectively convert the 11% fixed rate interest payments on the $10.0 million long-term debt issued by Trust I to variable payments, based upon six-month LIBOR as a goal to reduce (shorten) the duration of the trust preferred securities from over 20 years to six months. The reduction of the duration will more effectively match the re-pricing characteristics of the Bank’s assets. The majority of the Bank’s loans are adjustable rate loans tied to the prime index. The interest rate swap agreement was classified as a fair value hedge of the long-term debt, and consequently, the unrealized gains and losses resulting from changes in value of the interest rate swap and the hedged trust preferred securities are recorded though income. As the hedging relationship met the conditions provided for in SFAS No. 133, the Company assumes no ineffectiveness in the hedging relationship. At December 31, 2005, the interest rate swap received a fixed rate of 11.0% and paid a variable rate, based upon six-month LIBOR plus spread, of 9.36%, with a notional value of $10.0 million and a fair value, based on broker quoted price, resulting in an unrealized loss of approximately $297,000. The swap will mature in March 2030.

12. Fair Value of Financial Instruments:

Estimated fair values for the Company’s financial instruments and a description of the methodologies and assumptions used to determine such amounts follows:

Cash, Cash Equivalents, Interest Bearing Deposits in Financial Institutions, Federal Funds Sold, Accrued Interest Receivable and Accrued Interest Payable: The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

Federal Reserve Bank and Federal Home Loan Bank stock: The carrying value approximates the fair value because the stock can be redeemed at par.

Investments: Fair values are based on quoted market prices available as of the balance sheet dates. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

The fair value of performing adjustable rate loans which re-price in one month or less is estimated to be the carrying value. These loans re-price frequently at market rates and the credit risk is not considered to be greater than normal. The fair value of performing adjustable rate loans which re-price in one month or more are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans.

The fair value of loans held for sale is determined based on quoted secondary market prices.

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

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2005 and 2004, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

The fair values of the Company’s financial instruments as of December 31, 2005 and 2004 are as follows:

	2005			2004
	(dollars in thousands)
	Carrying Amount		Fair Value Estimates	Carrying Amount		Fair Value Estimates
Financial Assets:
Cash and cash equivalents	$17,107		$17,107	$14,842		$14,842
Interest bearing deposits in financial institutions	430		430	1,825		1,825
Federal funds sold	20,645		20,645	9,565		9,565
Investments held-to-maturity	6,753		6,599	4,198		4,251
Investments available for sale	49,660		49,660	26,562		26,562
Federal Reserve Bank and Federal
Home Loan Bank stock	4,866		4,866	3,388		3,388
Loans held for investment	572,972		570,958	430,424		430,770
Loans held for sale	154,327		158,610	101,588		105,635
Affordable housing investments	2,395		2,395	2,579		2,579
Accrued interest receivable	3,822		3,822	2,086		2,086
Interest-only strips	2,622		2,622	1,749		1,749

Financial Liabilities:
Deposits	710,473		709,649	549,766		549,458
Short-term borrowing	52,290		52,290	1,000		1,000
Long-term debt	37,203		37,463	17,640		17,640
Accrued interest payable	1,881		1,881	1,297		1,297

	Notional/ Contractual		Amount	Notional/ Contractual		Amount
Off-Balance Sheet Financial Instruments:
Commitments to extend credit on new loans	$12,124		$—	$13,904		$—
Commitments to extend credit on construction and other loans	209,744		—	146,958		—
Standby letters of credit	3,785		32	2,117		(32)
Interest rate swap	10,000	*	(297)	10,000	*	(150)
* Notional Value

13. Income Taxes:

The components of income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
	(dollars in thousands)
Current:
Federal	$7,165	$5,190	$4,143
State	2,486	1,723	1,263

	9,651	6,913	5,406

Deferred:
Federal	(1,104)	(1,400)	(1,414)
State	(288)	(517)	(397)

	(1,392)	(1,917)	(1,811)

	$8,259	$4,996	$3,595

A reconciliation of the difference between the expected federal statutory income tax provision (benefit) of 35% and the actual income tax provision (benefit) for the three years ended December 31, 2005, 2004 and 2003 is shown in the following table:

	2005	2004	2003
	(dollars in thousands)
Computed “expected” federal income taxes	$7,299	$4,677	$3,322
State income taxes, net of federal income tax benefit	1,421	684	509
Affordable housing investment tax credits	(306)	(174)	(100)
Other, net	(155)	(191)	(136)

	$8,259	$4,996	$3,595

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(dollars in thousands)
Deferred tax assets:

Loan loss allowance	$3,803	$2,825
Unrealized gains on loans held for sale	1,801	1,666
State income taxes	869	562
Accrued compensation expenses	699	287
Unrealized loss on available for sale securities	280	66
Fair value adjustments on acquired assets and liabilities	279	312
Deferred loan costs	266	424
Deferred rent	154	104
Non-accrual interest recognized as income for taxes but not for books	124	120
Restricted stock	123	—
Depreciable assets — state	27	—
Other accrued expenses	15	—

	8,440	6,366

Deferred tax liabilities:

Fair value adjustments of core deposits intangible	(1,857)	—
Depreciable assets — federal	(263)	(307)
Other liabilities	(153)	(131)

	(2,273)	(438)

Deferred tax asset, net	$6,167	$5,928

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of December 31, 2005 income taxes receivable totaled approximately $563,000. As of December 31, 2004, income taxes payable totaled approximately $319,000 and is included in accrued expenses and other liabilities.

14. Dividends:

On February 26, 2004, the Company announced the payment of a cash dividend of $0.05 per common share and the initiation of a policy of paying quarterly cash dividends. The Company paid $0.05 per share for each quarter in 2004. On February 1, 2005, the Company announced an increase in cash dividend payments of $0.10 per common share during 2005. The Company paid $0.10 per share each quarter during 2005.

15. Stock Compensation Plans:

The Company had the following stock plan under which shares were available for grant at December 31, 2005, the 2005 Equity Compensation Plan. The Company’s Board of Directors may grant stock options, stock appreciation rights, and restricted stock awards (collectively “Awards”) to officers and key employees of the Company. Stock option awards are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock option awards have 10 year terms and generally vest one-fifth annually over the five years following date of grant, subject to certain restrictions. Restricted stock awards are restricted shares of the Company’s common stock granted with vesting terms established by the Company’s Compensation Committee. During 2005, the Company awarded 11,670 of restricted common stock under the plan. Stock-based compensation expense related to these awards totaled $292,000 during 2005. Unearned compensation related to these stock awards totaled $85,000 at December 31, 2005, and is included as a separate component of stockholders equity and amortized over the vesting period of the related grants. No restricted stock awards were granted in 2004.

The following table presents shares authorized, available for future grant and shares outstanding under each of the authorized plans as of December 31, 2005:

	Authorized	Available	Outstanding
1985 Plan	471,714	—	—
1993 Plan (2)	848,727	—	370,753
2003 Plan (2)	308,446	—	229,305
2005 Plan (1)	316,554	264,875	40,009

Total	1,945,441	264,875	640,067

(1)	Of the totals authorized and outstanding, 11,670 restricted stock awards were granted.
(2)	The unallocated shares were rolled over into the 2005 Plan.

The following table summarizes stock option activity for the periods indicated as follows:

	1985 Plan		1993 Plan		2003 Plan		2005 Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance — January 1, 2003	1,276	$6.76	634,732	$6.22	—	$—	—	$—
Granted	—	—	10,100	8.83	84,600	18.29	—	—
Exercised	(1,276)	6.76	(96,359)	4.51	—	—	—	—
Expired	—	—	(10,483)	7.23	—	—	—	—

Balance — December 31, 2003	—	—	537,990	6.55	84,600	18.29	—	—
Granted	—	—	—	—	220,846	15.54	—	—
Exercised	—	—	(69,205)	6.10	(49,639)	10.39	—	—
Expired	—	—	(1,453)	7.40	(9,500)	19.22	—	—

Balance — December 31, 2004	—	—	467,332	6.61	246,307	17.38	—	—
Granted	—	—	—	—	15,000	30.48	40,009	18.23
Exercised	—	—	(96,579)	5.71	(29,502)	12.90	—	—
Expired	—	—	—	—	(2,500)	25.88	—	—

Balance — December 31, 2005	—	$—	370,753	$6.85	229,305	$18.72	40,009	$23.62

The fair value of stock option awards were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	1.37%	1.56%	0.00%
Expected volatility	33.38%	45.59%	35.18%
Risk free interest rates	4.09%	3.59%	1.09%
Expected lives (in years)	4.0	5.0	5.0

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 were $7.68, $6.04 and $5.50, respectively.

The following table summarizes information concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
At December 31, 2005: Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$4.43 — $6.52	129,827	3.37	$5.90	129,827	$5.90
6.62 — 7.23	48,162	4.04	6.90	43,351	6.88
7.35 — 7.35	190,220	2.21	7.35	190,220	7.35
7.57 — 19.75	135,086	6.74	12.96	121,054	12.79
19.79 — 34.71	136,772	8.68	25.81	34,596	24.37

4.43 — 34.71	640,067	4.92	12.15	519,048	9.35

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
At December 31, 2004	713,639	5.39	$10.33	572,879	$8.12

At December 31, 2003	622,590	5.54	8.15	461,189	6.72

16. Rental Commitments:

As of December 31, 2005 aggregate minimum rental commitments for certain real property under non-cancelable operating leases having an initial or remaining term of more than one year are as follows:

Rental Commitments
(dollars in thousands)
2006	$1,577
2007	1,472
2008	1,403
2009	1,315
2010	1,294
Thereafter	3,010

Total	$10,071

Total rental expense was $1.7 million, $1.3 million and $875,000 in 2005, 2004 and 2003, respectively. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

17. Commitments and Contingencies:

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

Commitments to extend credit amounting to $12.1 million and $13.9 million were outstanding at December 31, 2005 and 2004, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has undisbursed portions of construction loans totaling $209.7 million and $147.0 million as of December 31, 2005 and 2004, respectively. These commitments are agreements to lend to a customer subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $3.8 million and $2.1 million were outstanding at December 31, 2005 and 2004, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

The Company periodically sells the guaranteed and unguaranteed portions of SBA loans it originates and retains the servicing on such loans. Upon sale in the secondary market, the purchaser of the guaranteed portion of 7a Loans pays a premium to the Company which, generally, is between 6% and 10% of the guaranteed amount. The Company also receives a servicing fee equal to 1% to 2% of the amount sold in the secondary market. In the event that a 7a Loan goes into default within 270 days of its sale, or prepays within 90 days, the Company is required to repurchase the loan and refund the premium to the purchaser. During the three year period ended December 31, 2005, the Company has not repurchased any loans that defaulted within the first 270 days, and has had only two loans prepay within the first 90 days. A reserve has not been deemed necessary as the likelihood of a refund is considered remote.

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

The Company has entered into salary continuation agreements with certain members of its Board of Directors. These agreements provide monthly cash payment to the board members or their beneficiaries in the event of death or disability, beginning in the month after retirement date or upon death, and extending for a minimum period of 3 years, or until death, whichever is greater. The commitments are funded by a life insurance policy owned by the Company, and the present value of the Company’s liability under the agreement is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company has invested in low income housing projects which provide the Company income tax credits. The investments call for capital contributions up to an amount specified in the partnership agreements. As of December 31, 2005 and 2004, the Company had commitments to contribute capital totaling $3.0 million and $3.1 million, respectively, and is included in accrued expenses and other liabilities on the balance sheet.

18. Employee Benefit Plans:

The Company’s employee savings and retirement plan (the “401k Plan”) is for the benefit of substantially all employees. Contributions to the 401k Plan by the Company are at the discretion of the Board of Directors and are subject to certain limitations described in the plan. The Company made contributions to the 401k Plan of $289,000, $208,000 and $170,000 in 2005, 2004 and 2003, respectively. Company employees are able to choose Company stock as an investment option. Also, employees have the option of taking the Company contributions to this 401k Plan, if any, in Company stock purchased in the open market or other investment options established for the Plan.

The Company’s Executive Non-qualified “Excess” Plan (“Deferred Compensation Plan”) was established in November 2004 to allow for a select group of highly compensated employees, executives and directors to defer their compensation in excess of the qualified plan limits. There is no employer match for deferred compensation, although there is a discretionary contribution available at the option of the Company. While the contributions are shown as a liability on the books of the company, the assets are invested in funds identical or similar to those for the 401(k) plan, with the exception that there is no Company stock investment option. The assets of the plan are assets of the Bank, and not the individual’s personal assets. Distributions are limited and based on certain criteria being met.

In conjunction with the Deferred Compensation Plan, the Bank has also purchased two life insurance policies. The individuals insured are two of the Company’s executives and have the option to elect not to participate in the plan. Each individual insured has signed an acknowledgement that they are not the owners of the insurance policy.

19. Restricted Cash Balances:

The Bank is required to maintain reserve balances with the Federal Reserve Bank if vault cash levels do not adequately meet reserve requirements. Reserve requirements are based on a percentage of deposit liabilities. The reserves held at the Federal Reserve Bank as of December 31, 2005 and 2004 were approximately zero and $7.3 million, respectively. The decline in the balance of reserves held at the Federal Reserve Bank was a result of the Bank implementing a deposit reclassification program which reduced the balance of transaction accounts requiring reserves and re-classed the balances as savings accounts for Federal Reserve reporting requirements. The Company has no restricted cash as of December 31, 2005 and 2004.

20. Regulatory Matters:

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005 and 2004, the most recent notification from the Office of the Comptroller of the Currency (“OCC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table as of December 31, 2005 and 2004.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital (to risk weighted assets)	$93,249	11.49%	$64,925	8.00%	$81,156	10.00%
Tier 1 capital (to risk weighted assets)	83,181	10.25	32,462	4.00	48,694	6.00
Tier 1 capital (to average assets)	83,181	9.91	33,581	4.00	41,976	5.00

As of December 31, 2004
Total capital (to risk weighted assets)	$65,935	11.19%	$47,120	8.00%	$58,900	10.00%
Tier 1 capital (to risk weighted assets)	58,569	9.94	23,560	4.00	35,340	6.00
Tier 1 capital (to average assets)	58,569	9.30	25,200	4.00	31,500	5.00

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

The Company’s actual capital amounts and ratios are presented in the table as of December 31, 2005 and 2004. There are no prompt corrective action thresholds at the holding company.

	Actual		For capital adequacy purposes
	(dollars in thousands)
	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total capital (to risk weighted assets)	$95,591	11.79%	$64,880	8.00%
Tier 1 capital (to risk weighted assets)	85,523	10.55	32,440	4.00
Tier 1 capital (to average assets)	85,523	10.18	33,606	4.00

As of December 31, 2004
Total capital (to risk weighted assets)	$67,604	11.47%	$47,158	8.00%
Tier 1 capital (to risk weighted assets)	60,231	10.22	23,579	4.00
Tier 1 capital (to average assets)	60,231	9.48	25,404	4.00

21. Net Earnings Per Share:

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”). There were no anti-dilutive securities in any of the three years presented.

	Income (numerator)	Shares (denominator)	Per Share Amounts
	(dollars and shares in thousands, except per share data)
Basic 2005 EPS
Net income available to common shareholders	$12,596	5,502	$2.29
Effect of dilutive stock options	—	312	(0.12)

Diluted 2005 EPS	$12,596	5,814	$2.17

Basic 2004 EPS
Net income available to common shareholders	$8,366	4,571	$1.83
Effect of dilutive stock options	—	314	(0.12)

Diluted 2004 EPS	$8,366	4,885	$1.71

Basic 2003 EPS
Net income available to common shareholders	$5,896	3,900	$1.51
Effect of dilutive stock options	—	245	(0.09)

Diluted 2003 EPS	$5,896	4,145	$1.42

22. Quarterly Results of Operations (Unaudited):

	Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(dollars in thousands, except per share data)
Interest income	$16,230	$14,863	$12,129	$10,634
Interest expense	4,151	3,802	2,840	2,022

Net interest income	12,079	11,061	9,289	8,612
Provision for loan losses	70	430	413	318

Net interest income after provision for loan losses	12,009	10,631	8,876	8,294
Other operating income	2,252	2,467	2,721	2,583
Other operating expenses	7,980	7,436	6,873	6,689

Income before income tax provision	6,281	5,662	4,724	4,188
Income tax provision	2,439	2,278	1,893	1,649

Net income	$3,842	$3,384	$2,831	$2,539

Earnings per share:
Basic	$0.65	$0.61	$0.54	$0.49

Fully diluted	$0.62	$0.58	$0.51	$0.46

	Quarters Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(dollars in thousands, except per share data)
Interest income	$10,193	$7,807	$7,460	$7,171
Interest expense	1,704	1,393	1,269	1,298

Net interest income	8,489	6,414	6,191	5,873
Provision for loan losses	338	325	285	228

Net interest income after provision for loan losses	8,151	6,089	5,906	5,645
Other operating income	2,743	2,533	2,526	1,858
Other operating expenses	6,982	5,336	5,255	4,516

Income before income tax provision	3,912	3,286	3,177	2,987
Income tax provision	1,423	1,256	1,200	1,117

Net income	$2,489	$2,030	$1,977	$1,870

Earnings per share:
Basic	$0.49	$0.46	$0.45	$0.43

Fully diluted	$0.46	$0.43	$0.42	$0.40

23. Segment Information

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

	2005			2004			2003
	Banking Division	SBA 7a Division	Total	Banking Division	SBA 7a Division	Total	Banking Division	SBA 7a Division	Total
	(dollars in thousands)
Interest income	$45,796	$8,060	$53,856	$27,344	$5,287	$32,631	$22,868	$3,918	$26,786
Interest expense	7,596	5,219	12,815	2,704	2,960	5,664	3,999	2,171	6,170

Net interest income	38,200	2,841	41,041	24,640	2,327	26,967	18,869	1,747	20,616
Provision (recovery) for loan losses	1,450	(219)	1,231	776	400	1,176	1,185	454	1,639

Net interest income after provision for loan losses	36,750	3,060	39,810	23,864	1,927	25,791	17,684	1,293	18,977

Other operating income	3,599	6,424	10,023	3,348	6,312	9,660	2,709	4,982	7,691
Other operating expenses	25,527	3,451	28,978	18,482	3,607	22,089	14,174	3,003	17,177

Income before income tax provision	14,822	6,033	20,855	8,730	4,632	13,362	6,219	3,272	9,491
Income tax provision	5,737	2,522	8,259	3,074	1,922	4,996	2,253	1,342	3,595

Net income	$9,085	$3,511	$12,596	$5,656	$2,710	$8,366	$3,966	$1,930	$5,896

Assets employed at year end	$817,855	$90,695	$908,550	$536,152	$105,454	$641,606	$402,992	$73,706	$476,698

24. Parent Company Financial Information

The following presents unconsolidated financial information of the parent company only:

Community Bancorp Inc. (Parent company only)

CONDENSED BALANCE SHEETS

As of December 31,

	2005	2004
	(dollars in thousands)
ASSETS:
Cash	$1,221	$875
Interest bearing deposits in financial institutions	1,480	980
Accrued interest and other assets	943	129
Investment in subsidiaries	129,703	76,773

TOTAL ASSETS	$133,347	$78,757

LIABILITIES:
Accounts payable	$708	$324
Borrowings from subsidiaries	36,381	15,315

TOTAL LIABILITIES	37,089	15,639
TOTAL STOCKHOLDERS’ EQUITY	96,258	63,118

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,347	$78,757

Community Bancorp Inc. (Parent company only)

CONDENSED STATEMENTS OF INCOME

For the years ended December 31,

	2005	2004	2003
	(dollars in thousands)
Interest income	$77	$52	$53
Interest expense	1,684	971	874
Other operating income	—	—	—
Other operating expenses	446	426	514
Equity in net income of subsidiaries	13,802	9,155	6,678

Income before income tax provision	11,749	7,810	5,343
Income tax benefit	847	556	553

NET INCOME	$12,596	$8,366	$5,896

Community Bancorp Inc. (Parent company only)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2005	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income	$12,596	$8,366	$5,896
Adjustments to reconcile net income to cash used in operating activities:
Unrealized (gain) loss on interest rate swap agreement	(147)	153	303
Unrealized hedging (gain) loss on long term debt	147	(153)	(303)
Decrease (increase) in accrued interest and other assets	(224)	177	(148)
Increase (decrease) in accounts payable and other liabilities	794	(543)	(253)
Equity in net income of subsidiaries	(13,802)	(9,155)	(6,678)

Net cash used in operating activities	(636)	(1,155)	(1,183)

Cash flows from investing activities:
Net change in interest bearing deposits at other financial institutions	(500)	—	170
Capital contributions to subsidiaries	(4,400)	—	(12,405)

Net cash used in investing activities	(4,900)	—	(12,235)

Cash flows from financing activities:
Net proceeds from other borrowings	—	—	5,154
Repayment of other borrowings	—	—	(2,000)
Cash dividends received from subsidiary	500	8,250	300
Proceeds from sale of unallocated ESOP shares	—	—	—
Cash dividends paid	(2,238)	(917)	—
Cash paid for merger	(13,312)	(7,464)
Net proceeds from issuance of common stock	—	—	10,068
Exercise of stock options	932	1,235	619
Issuance of long term debt	20,000	—	—

Net cash provided by financing activities	5,882	1,104	14,141

Net (decrease) increase in cash and cash equivalents	346	(51)	723
Cash and cash equivalents at beginning of year	875	926	203

Cash and cash equivalents at end of year	$1,221	$875	$926

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

(a)	The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)	During the quarter ended December 31, 2005, there have been no changes in the Company’s internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

Management’s Report about the Effectiveness of the Internal Control Over Financial Reporting

March 13, 2006

To the Stockholders:

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, as of December 31, 2005.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included at page 106.

/s/ MICHAEL J. PERDUE	/s/ L. BRUCE MILLS, JR.
President & Chief Executive Officer	Senior Vice President & Chief Financial Officer
March 13, 2006	March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Bancorp Inc.

Escondido, California

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Community Bancorp Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Costa Mesa, California
March 13, 2006

ITEM 9B. OTHER	INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a Code of Conduct which complies with the Code of Ethics requirements of the Securities and Exchange Commission. A copy of the Code of Conduct is posted on the Company’s website.

Except for information regarding our executive officers set forth below, the information required by “Item 10 — Directors and Executive Officers of the Registrant” is included in the Company’s definitive Proxy Statement under the caption “Continuing Directors and Executive Officer’s” and “Compliance with Section 16(a) of the Securities and Exchange Act of 1934,” to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by reference.

Name	Age	Position(s) Held
Gary W. Deems	59	Chairman of the Board
Michael J. Perdue	51	President and Chief Executive Officer
Gary M. Youmans	54	Director and Executive Vice President
L. Bruce Mills, Jr.	49	Senior Vice President and Chief Financial Officer
Donald W. Murray	48	Executive Vice President and Chief Credit Officer
Richard M. Sanborn	43	Executive Vice President and Chief Administrative Officer

•	Gary W. Deems, Chairman of the Board of Community Bancorp and the Bank, joined us in 2000. Mr. Deems has over 31 years of banking experience. Prior to his involvement with us, Mr. Deems was most recently Executive Vice President, Chief Administrative Officer and a director of Escondido-based FP Bancorp Inc. from 1993 to 1998.

•	Michael J. Perdue, President and Chief Executive Officer of both Community Bancorp and the Bank, joined us in July 2003 as President and Chief Operating Officer and became Chief Executive Officer and a member of our Board on December 17, 2003. Mr. Perdue has been involved in banking and finance for over 27 years both in Oregon and Southern California. He has held senior management positions with several local financial institutions, including five years as Executive Vice President and Chief Operating Officer and a director of Escondido-based FP Bancorp Inc., parent of First Pacific National Bank, which was acquired by Zions Bancorporation in 1998.

•	Gary M. Youmans, Executive Vice President in charge of the SBA operation and director of both Community Bancorp and the Bank has 36 years of banking experience and joined us in 1991.

•	L. Bruce Mills, Jr., Senior Vice President and Chief Financial Officer of both Community Bancorp and the Bank, has 25 years of banking and financial experience and joined us in 1998.

•	Donald W. Murray, Executive Vice President and Chief Credit Officer of the Bank has 23 years of banking experience and joined us in 1994.

•	Richard M. Sanborn, Executive Vice President and Chief Administrative Officer, has 21 years of banking and financial experience and joined us in June 2004.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by “Item 11 — Executive Compensation” is included in the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by “Item 12 — Security ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” is included below and in the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by reference.

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	640,067	$12.15	264,875
Equity compensation plans not approved by security holders	—	—	—

Total	640,067	$12.15	264,875

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by “Item 13 — Certain Relationships and Related Transactions” is included in the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by “Item 14 — Principal Accounting Fees and Services” is included in the Company’s definitive Proxy Statement to be filed with the Commission within 120 days after the end of fiscal year 2005 pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	Financial Statements. The following financial statements are incorporated by reference from “Item 8 — Financial Statements and Supplementary Data” hereto: †

— Report of Independent Registered Public Accounting Firm

— Consolidated Balance Sheets as of December 31, 2005 and 2004

— Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

— Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

— Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

— Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules are omitted as the information is not applicable.

(3)	Exhibits.

3.1	Certificate of Incorporation, as amended, of Community Bancorp Inc, as filed with the Company’s 10-QSB for the quarter ended June 30, 1999.

3.1.1	Amendment to Certificate of Incorporation, as filed with the Company’s 10-K for the year ended December 31, 2002.

3.2	Bylaws of Community Bancorp Inc., as filed with the Company’s 10-QSB for the quarter ended June 30, 1999.

4.1	Specimen Share Certificate for Common Stock, as filed with the Company’s 10-KSB for the year ended December 31, 1999.

4.2	Stock Purchase Agreement, as filed with the Company’s 8-K on August 2, 2001.

4.3	Registration Rights Agreement, as filed with the Company’s 8-K on August 2, 2001.

10.2	1993 Stock Option Plan, as filed with the Company’s S-8 Registration Statement (File No. 333-88473).

10.3	Form of stock option agreement for use pursuant to 1993 Stock Option Plan, as filed with the Company’s S-8 Registration Statement (File No. 333-88473).

10.4	Head Office Extension Leases, as filed with the Company’s 10-KSB for the year ended December 31, 1999.

10.5	Temecula Branch Office Lease, as filed with the Company’s 10-KSB for the year ended December 31, 1999.

10.6	Vista Branch Lease, as filed with the Company’s 10-KSB for the year ended December 31, 1999.

10.7	Fallbrook National Bank 401(k) Profit Sharing Plan, as filed with the Company’s S-8 Registration Statement (File No. 333-88457).

10.8	Director Indexed Fee Continuation Program, as filed with the Company’s 10-KSB for the year ended December 31, 1999.

10.10	Employment Agreement with Gary M. Youmans, as filed with the Company’s 10-KSB for the year ended December 31, 1999.

10.11	Employment Agreement with L. Bruce Mills, Jr., as filed with the Company’s 10-KSB for the year ended December 31, 1999.

10.12	Employment Agreement with Donald W. Murray, as filed with the Company’s 10-KSB for the year ended December 31, 1999.

10.16	Lease on Corporate Headquarters in Escondido, as filed with the Company’s 10-K for the year ended December 31, 2001.

10.17	Promissory note for Pacific Coast Banker’s Bank, as filed with the Company’s 10-K for the year ended December 31, 2001.

10.18	2003 Stock Option Plan, as filed with the Company’s 10-Q for the quarter ended September 30, 2003.

10.19	Employment Agreement of Michael J. Perdue, as filed with the Company’s 10-Q for the quarter ended September 30, 2003.

10.20	Contract with FISERV SOLUTIONS INC., as filed with the Company’s 10-Q for the quarter ended March 31, 2004.

10.21	Employment Agreement with Richard M. Sanborn, as filed with the Company’s 10-Q for the quarter ended September 30, 2003.

10.22	Lease on Santee branch, as filed with the Company’s 10-K for the year ended December 31, 2004.

10.23	Lease on La Mesa branch, as filed with the Company’s 10-K for the year ended December 31, 2004.

10.24	Lease on Data Processing Center, as filed with the Company’s 10-K for the year ended December 31, 2004.

10.25	The Executive Nonqualified Excess Plan †

10.26	2005 Equity Based Compensation Plan, as filed as part of the Company’s Definitive Proxy Materials for the 2005 annual meeting and as incorporated by reference into the Company’s 8-K filed May 25, 2005

14.1	Code of Conduct, as filed with the Company’s 10-K for the year ended December 31, 2003.

23.1	Consent of Deloitte & Touche LLP †

31.1	Rule 13a-14(a) Certification by Chief Executive Officer †

31.2	Rule 13a-14(a) Certification by Chief Financial Officer †

32.1	Section 1350 Certifications †

†	Included in this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANCORP INC.

By:	/S/ MICHAEL J. PERDUE
MICHAEL J. PERDUE
President and Chief Executive Officer

Dated:	March 13, 2006

By:	/S/ L. BRUCE MILLS, JR.
L. BRUCE MILLS, Jr.
Senior Vice President and Chief Financial Officer

Dated:	March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Dated:
/S/ GARY W. DEEMS GARY W. DEEMS	Chairman of the Board	February 24, 2006

/S/ COREY A. SEALE COREY A. SEALE	Vice Chairman	February 24, 2006

/S/ MARK N. BAKER MARK N. BAKER	Director	February 24, 2006

/S/ G. BRUCE DUNN G. BRUCE DUNN	Director	February 24, 2006

/S/ ROBERT H. S. KIRKPATRICK ROBERT H.S. KIRKPATRICK	Director	February 24, 2006

/S/ PHILIP D. OBERHANSLEY PHILIP D. OBERHANSLEY	Director	February 24, 2006

/S/ THOMAS A. PAGE THOMAS A. PAGE	Director	February 24, 2006

/S/ M. FAYE WILSON M. FAYE WILSON	Director	February 24, 2006

/S/ MICHAEL J. PERDUE MICHAEL J. PERDUE	Director	February 24, 2006

/S/ THOMAS E. SWANSON THOMAS E. SWANSON	Director	February 24, 2006

/S/ GARY M. YOUMANS GARY M. YOUMANS	Director	February 24, 2006

EXHIBIT INDEX

Exhibit Number	Description

10.25	The Executive Nonqualified Excess Plan, as filed with the Company’s 10-K for the year ended December 31, 2005

23.1	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications