Form 10-Q
period 2006-03-31
COMMUNITY BANCORP INC
filed 2006-05-10
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

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

Registrant’s telephone number, including area code: (760) 432-1100

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

A total of 6,039,080 shares of Common Stock were outstanding as of April 28, 2006.

COMMUNITY BANCORP INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I – FINANCIAL INFORMATION

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2005 Annual Report as filed on form 10-K, including in “Item 1A. Risk Factors”. When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS:
Cash and cash equivalents	$17,881	$17,107
Interest bearing deposits in financial institutions	519	430
Federal funds sold	6,435	20,645
Investments:
Held-to-maturity at amortized cost; pledged $1,835 (2006) and $1,483 (2005), estimated fair value of $7,327 (2006) and $6,600 (2005)	7,589	6,753
Available-for-sale, at estimated fair value; pledged $18,196 (2006) and $19,342 (2005)	47,173	49,660
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	5,111	4,866
Loans held for investment, net	561,958	582,745
Less allowance for loan losses	(9,856)	(9,773)

Net loans held for investment	552,102	572,972
Loans held for sale, net	170,705	154,327
Premises and equipment, net	7,063	6,971
Other real estate owned and repossessed assets	233	68
Affordable housing investments	2,318	2,395
Accrued interest	3,627	3,822
Income tax receivable	—	563
Deferred tax asset, net	5,925	6,167
Servicing assets, net	3,929	3,833
Interest-only strips, at fair value	2,733	2,622
Other assets	9,736	9,908
Goodwill and intangibles, net	45,309	45,441

Total assets	$888,388	$908,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing	$545,340	$545,517
Non-interest bearing	173,222	164,956

Total deposits	718,562	710,473
Short-term borrowing	20,540	52,290
Long-term debt	35,575	37,203
Accrued expenses and other liabilities	13,326	12,326

Total liabilities	788,003	812,292

Commitments and Contingencies (Note 9)
Stockholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding; 6,032,363 at March 31, 2006 and 5,939,397 (including 11,670 restricted stock awarded under the equity based compensation plan) at December 31, 2005	3,770	3,705
Additional paid-in capital	63,042	61,696
Accumulated other comprehensive loss, net of taxes of $423 (2006) and $280 (2005)	(582)	(386)
Deferred compensation - restricted stock	—	(85)
Retained earnings	34,155	31,328

Total stockholders’ equity	100,385	96,258

Total liabilities and stockholders’ equity	$888,388	$908,550

The accompanying notes are an integral part of these financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data, unaudited)

	Three months ended March 31,
	2006	2005
Interest Income:
Interest on loans	$16,192	$10,202
Interest on federal funds sold	32	73
Interest on interest bearing deposits in financial institutions	4	8
Interest on investments	740	351

Total interest income	16,968	10,634

Interest Expense:
Deposits	3,572	1,604
Short-term borrowing	489	132
Long-term debt	652	286

Total interest expense	4,713	2,022

Net interest income before provision for loan losses	12,255	8,612
Provision for loan losses	—	318

Net interest income after provision for loan losses	12,255	8,294

Other operating income:
Net gain on sale of loans	1,666	1,830
Customer service charges	321	238
Loan servicing fees, net	106	224
Other fee income	371	291

Total other operating income	2,464	2,583

Other operating expenses:
Salaries and employee benefits	5,239	3,730
Occupancy	668	545
Professional services	391	542
Depreciation and amortization	343	301
Data processing	281	225
Office expenses	263	210
Other expenses	1,598	1,136

Total other operating expenses	8,783	6,689

Income before income tax provision	5,936	4,188
Income tax provision	2,355	1,649

Net income	3,581	2,539
Other comprehensive income - unrealized loss on available-for-sale securities, net of income taxes of $(117) and $(83)	(196)	(137)

Comprehensive income	$3,385	$2,402

Basic earnings per share	$0.60	$0.49

Diluted earnings per share	$0.57	$0.46

Average shares outstanding for basic earnings per share	5,972,455	5,227,333
Average shares outstanding for diluted earnings per share	6,269,044	5,542,680

The accompanying notes are an integral part of these financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(dollars in thousands, unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$3,581	$2,539
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	343	301
Provision for loan losses	—	318
Stock option expense	64	—
Net amortization of premiums on investment securities	191	117
Amortization of affordable housing investment	77	74
Amortization of core deposit intangibles	148	66
Amortization of deferred compensation - restricted stock	88	—
Loan origination fees net of loan origination costs deferred	217	503
Gain on sale of loans held for sale	(1,717)	(1,820)
Deferred income tax provision (benefit)	242	(327)
Capitalization of interest-only strips	(158)	(319)
Amortization of interest-only strips	68	47
Change in unrealized (gain) loss on interest-only strips	(21)	29
Capitalization of servicing asset	(367)	(427)
Amortization of servicing asset	115	130
Impairment in valuation allowance for servicing asset	156	7
Loss on disposal of premises and equipment	5	5
Unrealized gain on interest rate swap agreement	(378)	(120)
Unrealized hedging loss on long term debt	378	120
Origination of loans held for sale	(42,787)	(42,855)
Proceeds from sale of loans held for sale	23,508	22,267
Decrease (increase) in income tax receivable	563	(409)
Increase (decrease) in income tax payable	578	(319)
Decrease (increase) in accrued interest and other assets	367	(868)
Increase (decrease) in accrued expenses and other liabilities	43	(343)

Net cash used in operating activities	(14,696)	(21,284)

Cash flows from investing activities:
Origination of loans held for investment	(99,616)	(80,249)
Proceeds from principal paid on loans held for investment	124,721	47,986
Net change in interest bearing deposits in financial institutions	(89)	207
Purchases of investments held-to-maturity	(972)	—
Maturities of investments held-to-maturity	128	449
Maturities of available-for-sale investments	2,108	1,546
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(245)	(15)
Cash paid for acquisition	(14)	(60)
Purchases of premises and equipment	(439)	(371)
Net decrease (increase) in federal funds sold	14,210	(7,705)

Net cash provided by (used in) investing activities	39,792	(38,212)

The accompanying notes are an integral part of these financial statements.	(continued)

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(dollars in thousands, unaudited)

	2006	2005
Cash flows from financing activities:
Net (decrease) increase in deposits:
Interest bearing	$(177)	$28,146
Non-interest bearing	8,263	9,196
Proceeds from exercise of stock options	871	682
Excess tax benefits from exercise of stock options	475	—
Cash dividends paid	(754)	—
Proceeds from short-term borrowings	—	26,000
Repayment of short-term borrowings	(33,000)	—

Net cash (used in) provided by financing activities	(24,322)	64,024

Net increase in cash and cash equivalents	774	4,528
Cash and cash equivalents at beginning of period	17,107	14,842

Cash and cash equivalents at end of period	$17,881	$19,370

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on time deposits	$3,565	$1,359
Interest on other borrowings	1,409	692

Total interest paid	$4,974	$2,051

Income taxes	$1,530	$1,200

Supplemental disclosure of non-cash investing activities:
Debt acquired on repossessed assets	$—	$729

Other repossessed assets acquired in foreclosure	$165	$1,631

Debt transferred from long-term to short-term	$1,250	$—

Release of restricted stock grants	$(7)	$—

Restricted stock grants	$3	$—

Tax benefit from options exercised	$—	$164

Purchase price adjustment on acquisitions	$2	$904

Supplemental disclosure of non-cash financing activities:
Change in unrealized loss on available-for-sale securities, net of income tax benefit of $(117), and $(83) recorded in Other Comprehensive Income	$(196)	$(137)

The accompanying notes are an integral part of these financial statements.	(concluded)

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2006 (UNAUDITED)

1.	Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared by Community Bancorp, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financials include the accounts of Community Bancorp Inc. and its wholly-owned subsidiary Community National Bank (the “Bank”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions.

The Company invests in three wholly-owned special purpose entities: Community (CA) Capital Trust I (“Trust I”), Community (CA) Capital Statutory Trust II (“Trust II”) and Community (CA) Capital Statutory Trust III (“Trust III”), (collectively, the “Trusts”). Net earnings of the Trusts are recognized in the Bancorp’s statement of income, pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.

The preparation of these unaudited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the end of the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of loan servicing rights, interest-only strips and the allowance for estimated loan losses. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2006.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments and accruals necessary to present fairly the financial position of the Company for the interim period ended March 31, 2006. These financial statements do not include all of the disclosures required by generally accepted accounting principles and have been condensed or omitted pursuant to such SEC rules and regulations and, accordingly, should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There were no significant changes in accounting principle since the last report.

Certain prior year amounts, including segment and loan composition information, have been reclassified to conform to the current period’s presentation.

2.	Merger-related Activity:

Rancho Bernardo Community Bank Merger. Pursuant to the Agreement to Merge and Plan of Reorganization, dated April 21, 2005, by and between the Company and Rancho Bernardo Community Bank “the Agreement”, the Company acquired all the assets and assumed the liabilities of Rancho Bernardo Community Bank. Rancho Bernardo’s results of operations were included in the Company’s results of operations beginning August 19, 2005.

Under the terms of the Agreement, shareholders of Rancho Bernardo Community Bank common stock had the choice to receive cash, shares of Community or a combination of the two. The transaction was valued at $36.7 million, or $33.15 per share, including the fair value of options outstanding (the exchange ratio for stock consideration was 0.949 shares of Community common stock for each Rancho Bernardo share). The total consideration was paid in 638,921 shares of Community stock and $13.3 million in cash, in accordance with the provisions of the Agreement. Rancho Bernardo Community Bank operated one banking office in the north San Diego community of Rancho Bernardo. The banking office of Rancho Bernardo is currently being operated by Community National Bank.

The Merger was accounted for under the purchase method of accounting in accordance with Statement Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below. The allocation of the purchase price will be modified over the next five months, as more information is obtained about the fair value of assets acquired and liabilities assumed.

(dollars in thousands, except per data share)

Purchase price
Rancho Bernardo Community Bank, N.A. common stock exchanged	673,257
Exchange ratio	0.949

Total shares of the Company’s common stock exchanged	638,921
Fair value per share of the Company’s common stock (1)	$33.15

Total value of the Company’s common stock exchanged		$21,180
Cash paid for Rancho Bernardo Bank, N. A common stock		13,313
Fair value of outstanding stock options and direct acquisition costs		2,235

Total purchase price		$36,728

Allocation of the purchase price
Rancho Bernardo Community Bank, N. A. stockholder’s equity		$10,047
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans		63
Other assets and deferred income tax		(834)
Deposits		(107)
Other liabilities		41

Estimated adjustment to fair value of net assets acquired		9,210

Estimated gross goodwill and other intangibles resulting from the Merger (2)		$27,518

(1)	The value of the shares of common stock exchanged with Rancho Bernardo Community Bank stockholders was based upon the 20 day average closing price of the Company shares ending on August 12, 2005.

(2)	Includes $2.6 million allocated to core deposit intangibles. (See Footnote 6).

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the Merger taken place at January 1, 2005 (dollars in thousands, except per share).

Unaudited Pro Forma Condensed Combined Financial Information

Three Months Ended March 31, 2005
Net interest income	$9,898
Other operating income	2,633
Provision for loan losses	417
Other operating expense	7,647

Income before income tax provision	4,467
Income tax provision	1,760

Net income	$2,707

Earnings per share:
Basic	$0.46

Fully diluted	$0.44

Average shares outstanding for basic earnings per share	5,859,155
Average shares outstanding for diluted earnings per share	6,174,502

3.	Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method under the provisions of APB No. 25 and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied. In applying the intrinsic value method, the Company did not record stock-based compensation cost in net income. SFAS No. 123(R) requires that such transactions be accounted for using a fair-value based method. The Company uses the Black-Scholes option- pricing model to determine the fair value of stock-based awards under SFAS No. 123(R), which is consistent with that used for pro forma disclosures under SFAS No. 123 prior to adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective method, as permitted under SFAS No. 123(R), and, accordingly, prior period amounts have not been restated. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered. The Company recorded $151,000 of stock-based compensation expense during the first quarter of 2006; of this amount $87,000 was related to awards which fully vested during the period and $64,000 related to the adoption of SFAS 123(R).

The Company has one stock option plan, the “2005 Plan” under which shares are available for grants of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards and performance share cash only awards. The Company’s Board of Directors may grant stock awards to directors, officers and key employees of the Company. Stock option awards are granted with an exercise price equal to the stock’s fair market value at the date of grant. All stock option awards have a 10-year term and generally vest one-fifth annually over five years following the date of grant, subject to certain restrictions.

Options

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock options. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, forfeiture rates, expected life, and interest rates. The Company uses historical data among other factors to estimate the expected volatility, expected option life, and the expected forfeiture rate. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Dividend yield	1.51%	1.50%
Expected volatility	22.60%	44.83%
Risk free interest rates	4.57%	4.13%
Expected lives (in years)	1.0	5.0

The 10,750 options granted during the three months ended March 31, 2006 were to directors and vest on December 31, 2006.

The following table summarizes stock option activity for the three months ended March 31, 2006 as follows (dollars in thousands, except shares, price per share and contractual term):

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - January 1, 2006	640,067	$12.15
Granted	10,750	36.06
Exercised	(92,866)	9.38
Forfeited or expired	(4,200)	22.12

Outstanding at March 31, 2006	553,751	$13.00	4.8	$13,288
Exercisable at March 31, 2006	433,828	$9.43	3.8	$11,960

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $3.69 and $11.97, respectively. The total intrinsic value of options exercised was $2.4 million for both the three months ended March 31, 2006 and 2005.

As of March 31, 2006, there was $780,000 of unrecognized share-based compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 4.8 years. The valuation model utilized in this calculation applies subjective assumptions that could possibly change over time. This includes the expected forfeiture rates and performance targets over time. Thus, the amount of unrecognized share-based compensation mentioned above may not necessarily represent the value that will ultimately be realized by the Company.

Cash received from option exercises for the three months ended March 31, 2006 and 2005 was approximately $871,000 and $682,000, respectively. The actual tax benefit realized for the tax deductions from option exercises was approximately $475,000 and $164,000, respectively, for the three months ended March 31, 2006 and 2005.

Restricted Stock Awards

Restricted stock awards are restricted shares of the Company’s common stock granted with vesting terms established by the Company’s Compensation Committee. During the three months ended March 31, 2006, the Company awarded 100 shares of restricted common stock under the plan.

The fair value of nonvested share-based compensation is determined based on the closing price of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value of nonvested shares granted during the three months ended March 31, 2006 was $35.95. There were no nonvested shares granted during the three months ended March 31, 2005. Additionally, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan for the three months ended March 31, 2006.

A summary of nonvested shares for the three months ended March 31, 2006 and changes during the period is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	11,670	$32.25
Granted	100	35.95
Vested	(11,770)	32.28
Forfeited	—	—

Nonvested at March 31, 2006	—	$—

The table below shows the amounts recognized in the Consolidated Statements of Income for the three months ended March 31, 2006 for share-based compensation (dollars in thousands, except per share data).

Three Months Ended March 31, 2006
Total cost of employee share-based compensation included in income, before income tax	$151
Amount of income tax recognized in earnings	(63)

Amount charged against income	$88

Impact on net income per share:
Basic income per share	$(0.01)
Diluted income per share	$(0.01)

Prior to January 1, 2006, the Company accounted for share-based employee compensation in accordance with the provision and interpretations of APB No. 25. Had compensation cost for share-based compensation been determined consistent with SFAS No. 123(R), the net income and earnings per share would have been adjusted to the following pro forma amounts (dollars in thousands, except per share data):

Three Months Ended March 31, 2005
Net income, as reported	$2,539
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(96)

Proforma net income	$2,443

Basic income per share, as reported	$0.49
Proforma basic income per share	$0.47
Diluted income per share, as reported	$0.46
Proforma diluted income per share	$0.44

4.	Loans and Related Allowance for Loan Losses:

A summary of loans is as follows, (dollars in thousands):

	March 31, 2006			December 31, 2005
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
Construction loans	$33,126	$120,948	$154,074	$24,809	$109,500	$134,309
Real estate one- to four-family	—	18,865	18,865	—	16,994	16,994
Real estate commercial	137,398	328,271	465,669	129,240	356,571	485,811
Consumer home equity lines of credit	—	9,933	9,933	—	10,459	10,459
Other consumer	—	10,062	10,062	—	10,620	10,620
Commercial	—	49,181	49,181	—	53,552	53,552
Aircraft	—	28,306	28,306	—	28,617	28,617

Total gross loans	170,524	565,566	736,090	154,049	586,313	740,362
Deferred loan origination costs (fees)	475	(1,564)	(1,089)	499	(1,671)	(1,172)
Discount on unguaranteed portion of
SBA loans retained	(294)	(2,044)	(2,338)	(221)	(1,897)	(2,118)
Allowance for loan losses	—	(9,856)	(9,856)	—	(9,773)	(9,773)

Net loans	$170,705	$552,102	$722,807	$154,327	$572,972	$727,299

The Company’s lending activities are concentrated primarily in western Riverside and San Diego Counties of Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral; real estate and real estate associated business areas are among the principal industries in the Company’s market area. As a result, the Company’s loan and collateral portfolios are, to a significant degree, concentrated in those industries. The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

5.	Sales and Servicing of SBA 7a Loans:

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

In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the Company recognizes a servicing asset or liability at the time a loan, or a portion thereof, is sold and the Company retains the servicing, based on the present value of the estimated future cash flows. The servicing asset is amortized proportionately over the period based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the servicing rights estimated at the time of sale. Projected net servicing income is determined on the basis of the estimated future balance of the underlying loan portfolio, which decreases over time from scheduled loan amortization and prepayments. The Company estimates future prepayment rates based on relevant characteristics of the servicing portfolio, such as loan types, original terms to maturity, historical prepayment speeds, current interest rate levels, market forecasts, and other economic conditions.

In subsequent valuations, if the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. In estimating fair values at March 31, 2006 and December 31, 2005, the Company utilized a weighted-average prepayment assumption of 9.42% and 9.14%, respectively, and a discount rate of 11.25% for both periods.

Rights to future servicing income from serviced loans that exceed 100 basis points of contractually specified servicing fees are classified as interest-only strips. Although collected as servicing income, management has determined that any income received above 100 basis points is used solely as an offset to the premium received on the guaranteed portion sold and therefore is essentially a separately created financial instrument that should be treated as an interest-only strip, which if need be, the Bank has the option to sell in the secondary market. At March 31, 2006 and December 31, 2005, the fair value of interest-only strips was estimated using a weighted-average prepayment assumption of 9.42% and 9.14%, respectively, and a discount rate of 11.25% for both periods. The fair value of the portfolio is recalculated on a quarterly basis with any unrealized gains or losses recorded in earnings in the period of change of fair value.

6.	Goodwill and Intangibles

The gross carrying value and accumulated amortization related to core deposit intangibles at March 31, 2006 and December 31, 2005 are presented below, (dollars in thousands):

	At March 31, 2006	At December 31, 2005
Gross carrying value	$4,846	$4,846
Accumulated amortization	578	429

Net carrying value	$4,268	$4,417

As a result of the Cuyamaca Bank and Rancho Bernardo Community Bank mergers, the Company recorded $2.3 and $2.6 million, respectively, of core deposit intangibles. The Cuyamaca and Rancho Bernardo core deposit intangibles amortization period were approximately 8.5 years and 7.8 years, respectively. Amortization expense on core deposit intangibles was $148,000 and $66,000 for the three months ended March 31, 2006 and 2005, respectively. The Company estimates that the annual amortization expense will be approximately $594,000 for 2006, 2007, 2008, 2009 and 2010.

7.	Affordable Housing Investments

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized using the equity method over the life of the partnerships. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $4.9 million as of March 31, 2006. The Company’s usage of tax credits approximated $132,000 and $89,000 during the periods ended March 31, 2006 and 2005, respectively. Investment amortization amounted to $77,000 and $74,000 for the periods ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, the investment in these partnerships totaled $2.3 million and $2.4 million, respectively. The Company had a commitment to fund an additional $3.0 million to these partnerships as of March 31, 2006. The Company has no obligation to absorb any additional losses of these partnerships beyond its equity investment.

The Company currently is the sole limited partner of one of its affordable housing investments and owns 99.99% of the outstanding equity of the partnership. Due to its majority interest in the partnership, the Company is the primary beneficiary of this variable interest entity and has deemed it necessary to consolidate the assets and liabilities of the partnership. The Company has made exhaustive efforts to obtain the financial information necessary to consolidate this variable interest entity; however, due to the annual reporting requirements of the general partner it is not feasible to obtain reliable financial information of the partnership for the periods ending March 31, 2006 and December 31, 2005. At such time that this information becomes available, the Company will consolidate the partnership as a subsidiary under the guidance of FASB Interpretation No. 46R and will end and reverse, if necessary, the amortization of it’s investment in this partnership. The Company has invested $2.0 million in this partnership and has accumulated amortization of $451,000 as of March 31, 2006. The Company has no additional commitments to fund this partnership nor does it have the obligation to absorb additional losses beyond its equity investment. The Company does not expect the consolidation of this investment to have a material impact on the financial condition or results of operation.

8.	Income Taxes:

The components of the Company’s income tax provision for the three months ended March 31, 2006 and March 31, 2005 are as follows, (dollars in thousands):

For the three months ended March 31,	2006	2005
Current:
Federal	$1,281	$915
State	690	388

	1,971	1,303

Deferred:
Federal	439	457
State	(55)	(111)

	384	346

	$2,355	$1,649

A reconciliation of the expected statutory income tax provision and the actual income tax provision is shown below, (dollars in thousands):

For the three months ended March 31,	2006	2005
Computed “expected” federal income taxes	$2,078	$1,424
State income taxes, net of federal income tax benefit	418	295
Affordable housing investment tax credits	(132)	(89)
Other, net	(9)	19

	$2,355	$1,649

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of March 31, 2006 and December 31, 2005 are as follows, (dollars in thousands):

	At March 31, 2006	At December 31, 2005
Deferred tax assets:
Loan loss allowance	$3,858	$3,803
Unrealized gains on loans held for sale	1,943	1,801
Accrued compensation expenses	787	699
Unrealized loss on available for sale securities	423	280
Fair value adjustments on acquired assets and liabilities	267	279
State income taxes	242	869
Deferred loan costs	233	266
Deferred rent	173	154
Non-accrual interest recognized as income for taxes but not for books	135	124
Depreciable assets - state	34	27
Restricted stock	—	123
Other accrued expenses	19	15

	8,114	8,440

Deferred tax liabilities:
Fair value adjustments of core deposits intangible	(1,794)	(1,857)
Depreciable assets - federal	(226)	(263)
Other liabilities	(169)	(153)

	(2,189)	(2,273)

Deferred tax asset, net	$5,925	$6,167

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

As of March 31, 2006 income taxes payable totaled $578,000 and is included in accrued expenses and other liabilities on the consolidated balance sheet. At December 31, 2005 income taxes receivable totaled $563,000.

9.	Commitments and Contingencies:

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

Commitments to extend credit amounting to $18.3 million and $12.1 million were outstanding at March 31, 2006 and December 31, 2005, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company has undisbursed portions of construction loans totaling $105.8 million and $102.6 million as of March 31, 2006 and December 31, 2005, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

The Company has undisbursed revolving and non-revolving lines of credit totaling $110.3 million and $107.1 million as of March 31, 2006 and December 31, 2005, respectively. These commitments are agreements to lend to a customer up to a predetermined credit limit as needed by the customer. The underlying loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $3.7 million and $3.8 million were outstanding at March 31, 2006 and December 31, 2005, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

In 2002, the Company entered into an interest rate swap agreement with a third party to effectively convert the 11% fixed rate interest payments on the $10.0 million long-term debt issued by Trust I to variable payments, based upon a six-month LIBOR to reduce the duration of the trust preferred security. The terms of the agreement include, among other things, a collateral requirement which would offset any credit risk between the Company and the third party. The collateral requirement is the greater of (1) the mark-to-market value of the interest rate swap agreement plus the initial collateral requirement or (2) the initial collateral requirement. At March 31, 2006 the initial collateral requirement was $840,000 and the total collateral requirement was $1.5 million. The Company pledged three agency mortgage backed securities classified as available for sale as collateral with a market value of $1.8 million as of March 31, 2006 and December 31, 2005. The unrealized gains or losses on the interest rate swap are recorded as other assets or liabilities with the corresponding change in the amount of liability for the trust preferred securities. The unrealized loss on the interest rate swap was $675,000 and $297,000 as of March 31, 2006 and December 31, 2005, respectively. The change in unrealized gains or losses on the interest rate swap is offset by the corresponding changes in the unrealized gains or losses on the long-term debt (from the trust preferred securities) in the accompanying consolidated income statements.

Because of the nature of its activities, the Company is from time to time subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

10.	Earnings per share

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the three months ended March 31,
	2006			2005
	Income (numerator)	Shares (denominator)	Per Share Amounts	Income (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net income available to common shareholders	$3,581	5,972	$0.60	$2,539	5,227	$0.49
Effect of dilutive stock options	—	297	(0.03)	—	316	(0.03)

Diluted EPS	$3,581	6,269	$0.57	$2,539	5,543	$0.46

11.	Segment Information

The Company segregates its operations into two primary segments: Banking Division and Small Business Administration (“SBA 7a”) Division and determines operating results of each segment based on an internal management system that allocates certain expenses to each. The following table is prepared in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (dollars in thousands).

	For the three months ended March 31,
	2006			2005
	Banking Division	SBA 7a Division	Total	Banking Division	SBA 7a Division	Total
Interest income	$14,604	$2,364	$16,968	$8,842	$1,792	$10,634
Interest expense	3,106	1,607	4,713	831	1,191	2,022

Net interest income	11,498	757	12,255	8,011	601	8,612
Provision (recovery) for loan losses	—	—	—	345	(27)	318

Net interest income after provision for loan losses	11,498	757	12,255	7,666	628	8,294

Other operating income	927	1,537	2,464	533	2,050	2,583
Other operating expenses	8,056	727	8,783	5,737	952	6,689

Income before income tax provision	4,369	1,567	5,936	2,462	1,726	4,188
Income tax provision	1,705	650	2,355	933	716	1,649

Net income	$2,664	$917	$3,581	$1,529	$1,010	$2,539

Assets employed at period end	$798,892	$89,496	$888,388	$608,118	$100,145	$708,263

12.	Recent Accounting Developments:

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 relates to the accounting for separately recognized servicing assets and servicing liabilities. This statement establishes standards for recognizing a servicing asset or servicing liability when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. A servicing contract may result from the transfer of the servicer’s financial assets that meet the requirement for sale accounting, a qualifying special purpose entity or in an acquisition or assumption of an obligation to service a financial asset that does not relate to the financial assets of the servicer or its consolidated affiliates. The Company is in the process of assessing the effect of SFAS No. 156 on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155, amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140 including which interest-only strips are not subject to the requirements of SFAS No. 133. This statement is effective for all financial instruments acquired or issued after January 1, 2007 with earlier adoption permitted. The Company is in the process of assessing the effect of SFAS No. 155 on its consolidated financial statements.

In December 2005, the FASB issued Statement of Position (SOP) No. 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The FASB staff position is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. No changes are expected from the staff position.

In November 2005, FASB issued FASB Staff Position (FSP) 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Companies are required to apply the guidance in this FSP to reporting periods beginning after December 15, 2005. We expect that the adoption of this FSP will not have a significant effect on our financial condition or results of operation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which any entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted SFAS No. 123(R) as of January 1, 2006 using a modified prospective approach. The adoption of SFAS No. 123(R) resulted in a $64,000 decrease in pre-tax net income for the three months ended March 31, 2006.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis and is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three months ended March 31, 2006. This analysis should be read in conjunction with our 2005 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Community Bancorp Inc. on a consolidated basis.

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Overview:

We are a Southern California-based Company focused on community banking, providing commercial banking services including real estate, commercial, and SBA loans to small and medium-sized businesses. Our core strategy is to build long-term customer relationships in our targeted communities and service all aspects of the banking relationship to small and medium-sized businesses including individuals in San Diego and western Riverside Counties.

As a publicly traded community bank holding company, we focus on several key factors including:

•	Return to our stockholders

•	Return on average assets

•	Development of core revenue streams, including net interest income and non-interest income

•	Asset quality

•	Asset growth

•	Operating efficiency

The comparability of our financial information is affected by our acquisition of Rancho Bernardo Community Bank. Operating results include the operations of acquired entities from the date of acquisition. We acquired Rancho Bernardo Community Bank on August 19, 2005. For a further discussion of this acquisition see “Item 1 Financial Statements, Note 2, “Merger-related Activity” of this Report.

Return to Our Stockholders. Our return to our stockholders is measured in the form of return on average tangible equity (“ROTE”). Return on average tangible equity is calculated as net income divided by average stockholders’ equity less average goodwill. Return on average tangible equity is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. For a reconciliation of ROTE to the most directly comparable GAAP measure, return on average equity, see “Results of Operations—Net Income” within this section of the Report. Management believes that the presentation of return on average tangible equity provides useful information to investors regarding financial performance because this measure excludes goodwill created from the Cuyamaca and Rancho Bernardo mergers. Our ROTE was 26.39% for the three months ended March 31, 2006 compared to 21.29% for the three months ended March 31, 2005. The increase in ROTE is due to the increase in net income, partially offset by the increase in average equity outstanding as a result of the merger with Rancho Bernardo Bank in the third quarter of 2005. Our net income for the three months ended March 31, 2006 increased 41.0% to $3.6 million compared to $2.5 million for the three months ended March 31, 2005. Net income increased due to an increase in net interest income, partially offset by an increase in operating expenses and a decrease in non-interest income. Basic EPS increased to $0.60 for the three months ended March 31, 2006 compared to $0.49 for the three months ended March 31, 2005. Diluted EPS increased to $0.57 for the three months ended March 31, 2006 compared to $0.46 for the three months ended March 31, 2005. The increase in EPS was due to the increase in net income, partially offset by the increase in average shares outstanding as a result of the merger with Rancho Bernardo Bank in the third quarter of 2005.

In February 2006, we declared a $0.125 per share quarterly cash dividend, which was paid on March 31, 2006 to stockholders of record on March 15, 2006.

Return on Average Assets. Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the three months ended March 31, 2006 was 1.59% compared to 1.49% for the three months ended March 31, 2005. The increase in ROA is due to our increase in net income exceeding the increase in our average assets.

Development of Core Revenue Streams. Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and improved net interest margin by focusing on core deposit growth. As a result, our net interest income before provision for loan losses increased 42.3% to $12.3 million for the three months ended March 31, 2006 compared to $8.6 million for the three months ended March 31, 2005. Our net interest margin has also improved to 6.10% for the three months ended March 31, 2006 compared to 5.66% for the three months ended March 31, 2005.

Non-interest income for the three months ended March 31, 2006 decreased slightly to $2.5 million compared to $2.6 million for the three months ended March 31, 2005. Gain on sale of loans decreased slightly to $1.7 million for the three months ended March 31, 2006 compared to $1.8 million for the three months ended March 31, 2005.

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

Asset Quality. For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future performance of a company. Non-performing loans totaled $4.5 million as of March 31, 2006 compared to $3.6 million as of December 31, 2005. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods. Non-performing loans as a percentage of gross loans increased to 0.61% as of March 31, 2006 compared to 0.49% as of December 31, 2005. Net of government guarantees, non-performing loans totaled $2.4 million, or 0.33% of gross loans as of March 31, 2006 compared to $2.1 million, or 0.28%, as of December 31, 2005. Non-performing assets were $4.8 million as of March 31, 2006 compared to $3.7 million as of December 31, 2005. Net of government guarantees, non-performing assets as a percent of total assets were 0.30% as of March 31, 2006 compared to 0.24% as of December 31, 2005.

Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROTE and ROA. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets decreased 2.2% during the first three months of 2006 from $908.6 million as of December 31, 2005 to $888.4 million as of March 31, 2006. Loan production has been exceptional for us, but commercial real estate and construction payoffs have been coming in faster than expected. Total gross loans decreased slightly to $736.1 million as of March 31, 2006 compared to $740.4 million as of December 31, 2005. Total deposits increased 1.1% to $718.6 million as of March 31, 2006 compared to $710.5 million as of December 31, 2005. Total retail banking deposits increased 4.7% to $675.5 million as of March 31, 2006 compared to $645.2 million as of December 31, 2005.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income) was 59.67% for the first three months of 2006 compared to 59.75% for the first three months of 2005. The decrease in the efficiency ratio is due to the increase in revenues exceeding the increase in operating expenses. Net interest income before provision plus non-interest income increased 31.5% to $14.7 million for the three months ended March 31, 2006, while operating expenses increased 31.3% to $8.8 million for the same period as the result of the acquisition of Rancho Bernardo Community Bank and normal increases in operating expenses.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets, servicing liabilities and interest-only strips, the valuation of goodwill and intangible assets, and the stock based compensation. Actual results could differ from those estimates.

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

The allowance for loan losses is maintained to cover estimated loan losses in the loan portfolio. The responsibility for the review of our assets and the determination of the adequacy of the general valuation allowance lies with management and our Directors’ Loan Committee. They assign the loss reserve ratio for each type of asset and review the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types, and other relevant factors.

Specific valuation allowances are established to absorb losses on loans for which full collectability may not be reasonably assured as prescribed in SFAS No. 114, Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures). The amount of the specific allowance is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. Loans are identified for specific allowances from information provided by several sources, including asset classification, third party reviews, delinquency reports, periodic updates to financial statements, public records, and industry reports. All loan types are subject to specific allowances once identified as an impaired or non-performing loan. Loans not subject to specific allowances are placed into pools by one of the following collateral types: commercial real estate, one- to four-family real estate, aircraft, consumer home equity, consumer other, construction, and other commercial loans. All non-specific reserves are allocated to one of these categories. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents an analysis of the allowance for loan losses to our Board of Directors on a quarterly basis.

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

Goodwill and Intangibles. Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. Intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Accounting for Share-Based Compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost is recognized ratably over the requisite service period. The Black-Scholes model requires various highly judgemental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. Further information regarding stock-based compensation can be found in Note 3, “Share Based Compensation” within this Report.

RESULTS OF OPERATIONS

Net Income

Net income increased to $3.6 million for the three months ended March 31, 2006 compared to $2.5 million for the three months ended March 31, 2005. Basic earnings per share were $0.60 and $0.49 for the three months ended March 31, 2006 and 2005, respectively. Diluted earnings per share were $0.57 and $0.46 for the three months ended March 31, 2006 and 2005, respectively. The ROA for the three months ended March 31, 2006 was 1.59% compared to 1.49% for the three months ended March 31, 2005. ROTE was 26.39% for the three months ended March 31, 2006 compared to 21.29% for the three months ended March 31, 2005. ROTE is a non-GAAP financial measure. As required by Regulation G, a reconciliation of return on average tangible equity to the most directly comparable measure under GAAP, which is return on average equity, is provided below for the three months ended March 31, 2006 and 2005.

	At or for the Three Months Ended
	March 2006	Return	March 2005	Return
Net income	$3,581		$2,539
Average Equity	99,654	14.37%	65,131	15.59%
Less: Average Goodwill	45,385		17,422

Average Tangible Equity	$54,269	26.39%	$47,709	21.29%

The increase in net income and profitability for the three months ended March 31, 2006 was mainly due to the increase in net interest income, partially offset by a decrease in non-interest income and increase in non-interest expense, as a result of the acquisition of Rancho Bernardo Bank and increases in incentive compensation as a result of higher loan production. Net interest income increased due to a $197.5 million increase in average interest earning assets and a 44 basis point expansion in net interest margin. Non-interest income decreased primarily due to a decrease in gain on sale of loans. Operating expenses increased primarily as a result of the Company’s expansion.

Net Interest Income

Net interest income is the most significant component of our income from operations. Net interest income is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities. Our loan portfolio experienced a 150 basis point increase in average yield primarily due to the impact of the prime rate increasing to 7.75% at March 31, 2006 from 5.75% at March 31, 2005.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table (dollars in thousands).

For the three months ended March 31,	2006			2005
	Average Balance	Interest Earned/Paid	Average Rate/Yield (2)	Average Balance	Interest Earned/Paid	Average Rate/Yield (2)
Average assets:
Securities and time deposits at other banks	$63,707	$744	4.74%	$36,868	$359	3.95%
Fed funds sold	2,859	32	4.56%	11,715	73	2.53%
Loans:
Commercial	52,846	1,048	8.04%	39,630	647	6.62%
Real Estate	646,188	14,230	8.93%	481,994	8,726	7.34%
Aircraft	28,820	486	6.84%	29,380	488	6.74%
Consumer	19,963	428	8.70%	17,292	341	8.00%

Total loans	747,817	16,192	8.78%	568,296	10,202	7.28%

Total earning assets	814,383	16,968	8.45%	616,879	10,634	6.99%
Non earning assets	87,437			63,062

Total average assets	$901,820			$679,941

Average liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing accounts	$233,248	771	1.34%	$184,468	254	0.56%
Time deposits	311,951	2,801	3.64%	268,445	1,350	2.04%

Total interest bearing deposits	545,199	3,572	2.66%	452,913	1,604	1.44%
Short-term borrowing	44,506	489	4.46%	20,820	132	2.57%
Long-term debt (1)	36,595	652	7.22%	17,687	286	6.56%

Total interest bearing liabilities	626,300	4,713	3.05%	491,420	2,022	1.67%
Demand deposits	165,477			114,090
Accrued expenses and other liabilities	10,389			9,300
Net shareholders’ equity	99,654			65,131

Total average liabilities and shareholders’ equity	$901,820	$12,255		$679,941	$8,612

Net interest spread			5.40%			5.32%

Net interest margin			6.10%			5.66%

(1)	Long-term debt shown net of the effect of the interest rate swap.

(2)	Calculated as Interest Earned/Paid divided by Average Balance for the period presented.

Interest income for the three months ended March 31, 2006 increased to $17.0 million compared to $10.6 million for the three months ended March 31, 2005. The increase was due to the 32.0% increase in the average balance of interest earning assets, combined with the increase in the yield on those assets. Average interest earning assets increased to $814.4 million for the three months ended March 31, 2006 compared to $616.9 million for the three months ended March 31, 2005. The yield on interest earning assets increased to 8.45% for the three months ended March 31, 2006 compared to 6.99% for the three months ended March 31, 2005. The largest single component of interest earning assets was real estate loans receivable, which had an average balance of $646.2 million with a yield of 8.93% for the three months ended March 31, 2006 compared to $482.0 million with a yield of 7.34% for the three months ended March 31, 2005.

Interest expense for the three months ended March 31, 2006 increased to $4.7 million compared to $2.0 million for the three months ended March 31, 2005. This increase was due to the increase in average interest bearing liabilities, combined with the increase in the cost of those liabilities. Average interest-bearing liabilities increased to $626.3 million for the three months ended March 31, 2006 compared to $491.4 million for the three months ended March 31, 2005. Average time deposits, the largest component of interest bearing liabilities, increased to $312.0 million with a cost of 3.64% for the three months ended March 31, 2006 compared to $268.4 million with a cost of 2.04% for the three months ended March 31, 2005.

Other average borrowings increased to $81.1 million with a cost of 5.71% for the three months ended March 31, 2006 compared to $38.5 million with a cost of 4.40% for the three months ended March 31, 2005.

Average demand deposits increased 45.0% from an average $114.1 million for the three months ended March 31, 2005 to $165.5 million for the three months ended March 31, 2006. The cost of deposits, including demand deposits and interest bearing deposits, increased to 2.04% for the three months ended March 31, 2006 compared to 1.15% for the three months ended March 31, 2005. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 33.6% to $398.7 million for the three months ended March 31, 2006 compared to $298.6 million for the three months ended March 31, 2005. The cost of funds, including interest bearing liabilities and demand deposits, increased 106 basis points to 2.41% for the three months ended March 31, 2006 compared to 1.35% for the three months ended March 31, 2005.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended March 31, 2006 was $12.3 million compared to $8.6 million for the three months ended March 31, 2005. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $814.4 million for the three months ended March 31, 2006 with a net interest margin of 6.10% compared to $616.9 million with a net interest margin of 5.66% for the three months ended March 31, 2005.

For the three months ended March 31, 2006, the increase in the net interest margin was primarily due to the increase in interest rates. For a discussion of the repricing of our assets and liabilities, see Item 3, “Quantitative and Qualitative Disclosure about Market Risk” of this Report.

Provision for Estimated Loan Losses

The provision for estimated loan losses was zero for the three months ended March 31, 2006 compared to $318,000 for the three months ended March 31, 2005. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges and other fee income. Other operating income was $2.5 million for the three months ended March 31, 2006 compared to $2.6 million for the three months ended March 31, 2005. The slight decrease in other operating income for the three months ended March 31, 2006 was primarily due to a decrease in gain on sale of loans. For a further discussion of gain on sale of loans and loan servicing fees, see “SBA 7a Division” in this section. For a further discussion of customer service charges and other fee income, see “Banking Division” in this section.

Operating Expenses

Operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of operating expenses. Operating expenses increased to $8.8 million for the three months ended March 31, 2006 compared to $6.7 million for the three months ended March 31, 2005.

The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus non-interest income was 59.67% for the quarter ended March 31, 2006 compared to 59.75% for the quarter ended March 31, 2005. The increase in operating expense was due to significant growth and expansion, including the acquisition of Rancho Bernardo Bank, with one banking office and the addition of a de novo banking office in Corona, California.

Salaries and employee benefits increased to $5.2 million for the quarter ended March 31, 2006 compared to $3.7 million for the quarter ended March 31, 2005. The increase in salaries and employee benefits for the three month period ended March 31, 2006 can be attributed to the addition of two bank branches, including one acquired in the Rancho Bernardo Bank merger, the implementation of SFAS 123(R), normal cost increases for salaries and benefits plus increased incentive based compensation due to increased loan and deposit production and profitability. Incentive based compensation (based on loan production, deposit generation and profitability), not including tax related expense, totaled $1.3 million for the quarter ended March 31, 2006 compared to $1.0 million for the quarter ended March 31, 2005.

Occupancy expense increased to $668,000 for the quarter ended March 31, 2006 compared to $545,000 for the quarter ended March 31, 2005. The increase in occupancy expense for the three months ended March 31, 2006 was due to normal increases in rent, the acquisition of Rancho Bernardo Bank, and the addition of a de novo branch in Corona, California.

Professional services, including legal, accounting, regulatory and consulting, decreased to $391,000 for the quarter ended March 31, 2006 compared to $542,000 for the quarter ended March 31, 2005. The decrease in professional services for the three months ended March 31, 2006 was due to a decline in consulting fees compared to March 31, 2005.

Depreciation and amortization expense increased to $343,000 for the quarter ended March 31, 2006 compared to $301,000 for the quarter ended March 31, 2005. The increase in depreciation and amortization expense for the three months ended March 31, 2006 was due to the increase in the amount of premises and equipment, which increased from an average $6.8 million during the first three months of 2005 to an average of $7.1 million for the first three months of 2006 as a result of the acquisition of Rancho Bernardo Bank and the increase in premises and equipment from normal additions.

Data processing expense increased to $281,000 for the quarter ended March 31, 2006 compared to $225,000 for the quarter ended March 31, 2005. Data processing expense for the three months ended March 31, 2006 increased due to the increase in deposits as well as normal cost increases.

Office expenses were $263,000 for the quarter ended March 31, 2006 compared to $210,000 for the quarter ended March 31, 2005.

Other expenses increased to $1.6 million for the quarter ended March 31, 2006 compared to $1.1 million for the quarter ended March 31, 2005. Increases in other operating expenses are due to the expansion of our operations, including the acquisition of Rancho Bernardo Bank and the addition of a de novo branch in Corona, California.

Provision for Income Taxes

The effective income tax rate was 39.7% for the three months ended March 31, 2006 compared to 39.4% for the three months ended March 31, 2005. The effective tax rate increase for the three months ended March 31, 2006 was relative to the increase in pretax income combined with the effect of stock option expense. Provisions for income taxes totaled $2.4 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively.

Divisions of the Company

In order to better present and monitor our performance, we have separated the Bank into two distinct divisions, Banking and SBA 7a. The separation of income and expenses, as well as assets and liabilities, allow us and investors to better understand our performance.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the quarter ended March 31, 2006, the Banking Division had a pre-tax profit of $4.4 million, with net interest income of $11.5 million, other operating income of $927,000, and other operating expenses of $8.1 million. Total assets of the Banking Division increased to $798.9 million at March 31, 2006 due to the strong loan growth.

Customer service charges increased to $321,000 for the three months ended March 31, 2006 compared to $238,000 for the three months ended March 31, 2005 due to an increase in transaction accounts.

Other fee income increased to $371,000 for the three months ended March 31, 2006 compared to $291,000 for the three months ended March 31, 2005. The increase in other fee income for the three ended March 31, 2006 is a result of an increase in credit card fees and internet banking due to an increase in transaction account activity.

Other operating expenses were $8.1 million for the three months ended March 31, 2006 compared to $5.7 million for the three months ended March 31, 2005. The increase in other operating expense is due to the expansion of our operations, including the acquisition of Rancho Bernardo with one banking office, and the addition of a de novo branch in Corona, California, and increases in incentives as a result of higher loan production. Additional increases were as a result of the expensing of stock options associated with the adoption of SFAS No. 123(R) and the expensing of restricted stock grants which fully vested in February 2006.

The following table shows the total assets and results of operations for the Banking Division (dollars in thousands):

Three months ended March 31,	2006	2005
Interest income	$14,604	$8,842
Interest expense	3,106	831

Net interest income before provision for loan losses	11,498	8,011
Provision for loan losses	—	345
Other operating income	927	533
Other operating expense	8,056	5,737

Income before income tax provision	4,369	2,462
Income tax provision	1,705	933

Net income	$2,664	$1,529

Assets employed at period end	$798,892	$608,118

SBA 7a Division

The SBA 7a Division performance is measured in terms of profitability, asset quality, asset size, loan production and servicing revenue. SBA 7a loans have provided a recurring revenue stream from three sources – interest earned on retained loans, gain on sale of loans sold and servicing of loans sold to others. For the quarter ended March 31, 2006, the SBA 7a Division had a pre-tax profit of $1.6 million, with net interest income of $757,000, other operating income of $1.5 million, and other operating expenses of $727,000. Net income declined due to a decrease in the amount of 7a loans sold combined with a decline in loan servicing income, partially offset by lower cost of operations. 7a loan production increased 54.0% to $18.6 million for the three months ended March 31, 2006 from $12.1 million for the same period in 2005. As a result of the loan payoff activity, total assets of the SBA 7a Division decreased to $89.5 million at March 31, 2006.

Loan servicing income decreased to $106,000 for the three months ended March 31, 2006 compared to $224,000 for the three months ended March 31, 2005 due to an impairment of the servicing asset following an increase in forecasted prepayment assumptions in the discounted cash flow model and a decrease in the amount of loans serviced for others.

The following table illustrates the earnings, asset and loan production growth of the SBA 7a Division, (dollars in thousands).

Three months ended March 31,	2006	2005
Interest income	$2,364	$1,792
Interest expense	1,607	1,191

Net interest income before provision for loan losses	757	601
Recovery for loan losses	—	27
Other operating income	1,537	2,050
Other operating expense	727	952

Income before income tax provision	1,567	1,726
Income tax provision	650	716

Net income	$917	$1,010

Assets employed at period end	$89,496	$100,145

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2006 compared to December 31, 2005

As of March 31, 2006, total assets were $888.4 million, a decrease of 2.2% compared to $908.6 million as of December 31, 2005. Total gross loans decreased to $736.1 million as of March 31, 2006 compared to $740.4 million as of December 31, 2005. Total deposits increased to $718.6 million as of March 31, 2006 compared to $710.5 million as of December 31, 2005. Tangible equity (stockholders’ equity, net of goodwill) increased to $55.1 million as of March 31, 2006 compared to $50.8 million as of December 31, 2005.

Investments

Our investment portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA pass through securities and overnight investments in the Federal Funds market. Our held to maturity portfolio rose to $7.6 million as of March 31, 2006 compared to $6.8 million as of December 31, 2005. The increase in held to maturity securities was due to the purchase of $972,000 in mortgage backed securities. Of the $7.6 million, $1.8 million were held as collateral for public funds, treasury, tax and loan deposits and for other purposes at March 31, 2006.

Our available for sale portfolio declined to $47.2 million as of March 31, 2006 compared to $49.7 million as of December 31, 2005. The available for sale portfolio is made up of agency mortgage backed securities that are readily marketable and are marked to market on a monthly basis. Of the $47.2 million, $18.2 million were held as collateral for public funds, treasury, tax and loan deposits and for other purposes at March 31, 2006.

Average Federal Funds sold for the three months ended March 31, 2006 decreased to $2.9 million compared to $11.7 million for the three months ended March 31, 2005 due to a decrease in excess cash.

We held $1.9 million in Federal Reserve Bank stock as of both March 31, 2006 and December 31, 2005. We held $3.2 million in Federal Home Loan Bank stock as of March 31, 2006 compared to $3.0 million as of December 31, 2005.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At March 31, 2006
Held-to-Maturity
Agency mortgage-backed securities	$6,943	$5	$(267)	$6,681
SBA loan pools	646	6	(6)	646

Total held-to-maturity	$7,589	$11	$(273)	$7,327

Available-for-sale
Agency mortgage-backed securities	$48,179	$—	$(1,006)	$47,173

At December 31, 2005
Held-to-Maturity
Agency mortgage-backed securities	$2,049	$10	$(163)	$1,896
SBA loan pools	4,704	6	(6)	4,704

Total held-to-maturity	$6,753	$16	$(169)	$6,600

Available-for-sale
Agency mortgage-backed securities	$50,327	$—	$(667)	$49,660

The contractual maturities of investment securities held to maturity at March 31, 2006 were as follows (dollars in thousands):

	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
Mortgage-backed securities
Due greater than one year through five years	$133	$132	5.19%
Due greater than five years through ten years	5,770	5,522	4.19%
Mortgage-backed securities due greater than ten years	1,040	1,027	4.36%

Subtotal mortgage-backed securities	6,943	6,681	4.23%
SBA pass through securities
Due greater than ten years	646	646	6.24%

Total	$7,589	$7,327	4.41%

The contractual maturities of investment securities available-for-sale at March 31, 2006 were as follows (dollars in thousands):

Year maturing	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
	(dollars in thousands)
Mortgage-backed securities
Due greater than one year through five years	$—	$—	0.00%
Due greater than five years through ten years	4,759	4,689	5.37%
Mortgage-backed securities due greater than ten years	43,420	42,484	4.10%

Total	$48,179	$47,173	4.23%

As of March 31, 2006, the Company held investments with unrealized holding losses totaling $1.3 million, consisting of the following (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, classified as held-to-maturity
FHLMC	$714	$(10)	$—	$—	$714	$(10)
FNMA	4,762	(244)	533	(13)	5,295	(257)
SBA	—	—	409	(6)	409	(6)

	$5,476	$(254)	$942	$(19)	$6,418	$(273)

Mortgage-backed securities, classified as available-for-sale
FHLMC	$21,870	$(558)	$—	$—	$21,870	$(558)
FNMA	24,746	(438)	557	(9)	25,303	(447)

	$46,616	$(996)	$557	$(9)	$47,173	$(1,005)

As of March 31, 2006, the unrealized holding losses related to variable rate mortgage-backed securities. Such unrealized holding losses are the result of an increase in market interest rates in the second half of 2005 and the first quarter of 2006 and are not the result of credit or principal risk. Based on the nature of the investments, as well as management’s intent and ability to hold these securities until the unrealized loss is recovered, management concluded that such unrealized losses were not other than temporary as of March 31, 2006.

Affordable Housing Investments

The Company has invested in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs of the investments are being amortized on an equity method over the life of the partnerships ranging from 10.1 to 13.2 years. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a 7 to 11-year period are $4.9 million as of March 31, 2006. As of March 31, 2006 and December 31, 2005, the investment in these partnerships totaled $2.3 million and $2.4 million, respectively. The Company had a commitment to fund an additional $3.0 million to these partnerships as of March 31, 2006.

Loans

Total gross loans decreased to $736.1 million as of March 31, 2006 compared to $740.4 million as of December 31, 2005 due to an increase in payoffs in commercial real estate and construction loans. Our total servicing portfolio decreased from $936.7 million as of December 31, 2005 to $930.2 million as of March 31, 2006. We service sold loans for others, primarily consisting of SBA 7a loans, which decreased from $196.4 million as of December 31, 2005 to $194.1 million as of March 31, 2006.

Loan Origination and Sale. The following table sets forth our loan originations by category, sales and principal repayments of loans for the periods indicated (dollars in thousands):

	At and for the three months ended March 31,
	2006	2005
Beginning balance	$727,299	$532,012
Loans originated:
Commercial loans	4,351	7,782
Aircraft	2,271	4,107
Real estate:
Construction loans	50,627	23,831
One- to four-family	1,178	476
Commercial	82,674	83,890
Consumer	1,301	3,018

Total loans originated	142,402	123,104
Loans sold
Real estate:
One- to four-family	—	535
Commercial	21,791	19,912

Total loans sold	21,791	20,447
Less:
Principal repayments	124,721	47,986
Other net changes (1)	382	1,736

Total loans	$722,807	$584,947

(1)	Other net changes include changes in allowance for loan losses and deferred loan fees

Loans held for sale are accounted for at the lower of cost or market at any given reporting date. Market is determined by obtaining estimated pricing from third party investors in similar types of product and considers loan type, maturity, interest rate, margin (if applicable) and other factors. As of March 31, 2006, loans held for sale totaled $170.7 million compared to $154.3 million as of December 31, 2005. For the three months ended March 31, 2006 and 2005, there were no lower of cost or market adjustments to loans held for sale.

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated (dollars in thousands):

	At March 31, 2006		At December 31, 2005
	Amount	Percent	Amount	Percent
Loan portfolio composition:
Commercial loans	$49,181	6.68%	$53,552	7.23%
Aircraft loans	28,306	3.84%	28,617	3.87%
Real estate:
Construction loans HFI	120,948	16.43%	109,500	14.79%
Construction loans HFS	33,126	4.50%	24,809	3.35%
Secured by:
One- to four-family HFI	18,865	2.56%	16,994	2.30%
Commercial HFI	328,271	44.60%	356,571	48.16%
Commercial HFS	137,398	18.67%	129,240	17.46%
Consumer:
Home equity lines of credit	9,933	1.35%	10,459	1.41%
Other	10,062	1.37%	10,620	1.43%

Total gross loans outstanding	736,090	100.00%	740,362	100.00%
Deferred loan fees	(3,427)		(3,290)
Allowance for loan losses	(9,856)		(9,773)

Net loans	$722,807		$727,299

Loan Maturity

The following table sets forth the contractual maturities of our gross loans at March 31, 2006 (dollars in thousands):

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total Loans
Loan portfolio composition:
Commercial loans	$27,494	$6,210	$11,272	$4,205	$49,181
Aircraft loans	148	24	115	28,019	28,306
Real estate:
Construction loans	102,730	3,005	—	48,339	154,074
Secured by one- to four-family residential properties	11,426	5,127	555	1,757	18,865
Secured by commercial properties	109,814	26,417	34,440	294,998	465,669
Consumer:
Home equity lines of credit	44	—	828	9,061	9,933
Other	2,737	388	705	6,232	10,062

Total gross loans held for investment and held for sale	$254,393	$41,171	$47,915	$392,611	$736,090

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

The following table sets forth our non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2006	December 31, 2005
Non-accrual loans	$4,501	$3,647
Restructured loans	16	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—

Total non-performing loans	4,517	3,647
Repossessed assets	233	68

Total non-performing assets	$4,750	$3,715

SUPPLEMENTAL DATA
Total loans held for investment, net	$561,958	$582,745
Undisbursed portion of construction and other loans	$219,837	$213,529
Government guaranteed portion of non-performing loans	$2,116	$1,555
Non-performing loans, net of government guarantees	$2,401	$2,092
Total non-performing loans/gross loans	0.61%	0.49%
Total non-performing assets/total assets	0.54%	0.41%
Total non-performing loans, net of guarantees/gross loans	0.33%	0.28%
Total non-performing assets, net of guarantees/total assets	0.30%	0.24%
Allowance for loan losses	$9,856	$9,773
Net (recoveries), net of charge offs	$(83)	$234
Net (recoveries) charge offs to average loans outstanding	-0.04%	0.04%
Loan loss allowance/loans, gross	1.34%	1.32%
Loan loss allowance/loans held for investment	1.75%	1.68%
Loan loss allowance/non-performing loans	218.20%	267.97%
Loan loss allowance/non-performing assets	207.49%	263.07%
Loan loss allowance/non-performing loans, net of guarantees	410.50%	467.16%
Loan loss allowance/non-performing assets, net of guarantees	374.18%	452.45%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. We measure our impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of March 31, 2006 and December 31, 2005 all impaired or non-accrual loans were collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collection of interest and principal. As of March 31, 2006 we had twenty loans to fourteen borrowers on non-accrual status totaling $4.5 million with $2.1 million, or 46.8%, guaranteed by the government. As of December 31, 2005, we had twenty-two loans to nine borrowers on non-accrual status, totaling $3.6 million with $1.6 million, or 42.6%, guaranteed by the government. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored monthly. Classified assets, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, (all net of government guarantees), totaled $13.0 million as of March 31, 2006 compared to $12.0 million as of December 31, 2005. The increase was primarily due to the addition of one classified loan valued at $1.6 million during the three months ended March 31, 2006, which is not delinquent at this time.

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

The following table sets forth information regarding our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	At or for the three months ended March 31,
	2006	2005
Balance at beginning of year	$9,773	$7,508
Chargeoffs:
Aircraft	15	—
Consumer	1	6

Total chargeoffs	16	6
Recoveries:
Real estate loans:
Aircraft	76	96
Consumer	23	1

Total recoveries	99	97

Net recoveries	83	91
Reserve for losses on commitments to extend credit (1)	—	—
Provision for loan losses	—	318

Balance at end of period	$9,856	$7,917

Net recoveries to average loans	0.04%	0.06%
Reserve for losses on commitments to extend credit	$295	$203

(1)	During the three months ended March 31, 2006, there have been no charge offs or recoveries on commitments to extend credit.

As of March 31, 2006 the balance in the allowance for loans losses was $9.9 million compared to $9.8 million as of December 31, 2005.

As of March 31, 2006 the allowance was 1.34% of total gross loans compared to 1.32% as of December 31, 2005. As a percent of loans held for investment, the allowance was 1.75% as of March 31, 2006 compared to 1.68% as of December 31, 2005. During the three months March 31, 2006, there were no major changes in loan concentrations that affected the allowance for loan losses and no significant changes in estimation methods. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced, or expected trends within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 218.20% as of March 31, 2006 compared to 267.97% as of December 31, 2005, reflecting the increase in non-performing loans. Management believes the allowance at March 31, 2006 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Net recoveries for the three months ended March 31, 2006 totaled $83,000 compared to net recoveries of $91,000 for the three months ended March 31, 2005. Our management and Directors’ Loan Committee have also established reserve levels for each category based upon loan type, as certain loan types may not have incurred losses or have had minimal losses in the eight quarter migration analysis. Our management and Directors’ Loan Committee will consider trends in delinquencies and potential charge offs by loan type, the market for the underlying real estate or other collateral, trends in industry types, economic changes and other risks. In general, there are no reserves established for the government guaranteed portion of loans outstanding.

Other real estate owned and repossessed assets. As of March 31, 2006 and December 31, 2005, there were no OREOs. As of March 31, 2006, there were two repossessed assets in the amount of $233,000 consisting of an aircraft and a single mobile home property and were valued using the collateral method based on recent appraisals of the underlying collateral. As of December 31, 2005, there was one repossessed asset in the amount of $68,000 consisting of a single mobile home property and was valued using the collateral method based on a recent appraisal of the underlying collateral.

Deposits and Borrowings

Total deposits increased to $718.6 million as of March 31, 2006 compared to $710.5 million as of December 31, 2005. Interest bearing deposits as of March 31, 2006 compared to December 31, 2005 remained stable at $545.3 million and $545.5 million, respectively. Non-interest bearing deposits increased to $173.2 million as of March 31, 2006 compared to $165.0 million as of December 31, 2005. Total wholesale deposits were $36.7 million as of March 31, 2006 compared to $60.5 million as of December 31, 2005. Total retail banking deposits increased to $675.5 million as of March 31, 2006 compared to $645.2 million as of December 31, 2005.

Short term borrowings decreased to $20.5 million as of March 31, 2006 compared to $52.3 million as of December 31, 2005 as a result of the decrease in federal funds sold, increase in deposits, and increase in equity. We established a line of credit with the FHLB collateralized by commercial loans and government securities.

Long term debt, consisting primarily of trust preferred securities, totaled $35.6 million as of March 31, 2006 compared to $37.2 million as of December 31, 2005. The net change in long term debt is a result of the change in the market value of the interest rate swap hedging the $10.0 million fixed rate trust preferred securities portfolio. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” of this Report for further information.

The Company had the following borrowing facilities as of March 31, 2006 (dollars in thousands):

			As of March 31, 2006
	Maximum borrowing	Expiration date	Month-end interest rate	Outstanding balance
Trust Preferred I *	$10,000	Sep 30, 2030	11.00%	$10,000
Trust Preferred II	5,000	Sep 01, 2033	7.87%	5,000
Trust Preferred III	20,000	Aug 31, 2035	5.85%	20,000
Federal Home Loan Bank	123,307	Open ended	4.76%	21,790
Pacific Coast Bankers Bank	20,000	Jun 30, 2006	N/A	—
Wells Fargo	15,000	Open ended	N/A	—
U.S. Bank	20,000	Open ended	N/A	—

	$213,307			$56,790

*	The interest rate swap agreement effectively converts the 11.00% fixed rate interest payments to variable payments. The effective rate as of March 31, 2006 was 8.73%.

Capital

Our stockholders’ equity increased to $100.4 million as of March 31, 2006 compared to $96.3 million as of December 31, 2005. The increase in stockholders’ equity is a result of net income of $3.6 million for the three months ended March 31, 2006 combined with proceeds from the exercise of stock options, less the cash dividends paid during the three months, effects of stock option expensing and the effects of the amortization on restricted stock.

On February 1, 2005, the Board of Directors declared a cash dividend of $0.10 per share to stockholders of record on March 15, 2005 payable on March 31, 2005. On February 22, 2006, the Board of Directors declared a cash dividend of $0.125 per share to stockholders of record on March 15, 2006 payable on March 31, 2006. Whether or not any cash dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Community Bancorp’s and the Bank’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends. In connection with the $35.0 million in outstanding trust preferred securities, we have the right to defer the payment of interest on these securities. If we were to exercise such deferral right, we are restricted during such deferral period from paying any dividends on our common stock.

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

At March 31, 2006 and December 31, 2005, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.

CAPITAL RATIOS	March 31, 2006	December 31, 2005
Holding Company Ratios
Total capital (to risk-weighted assets)	12.44%	10.80%
Tier 1 capital (to risk-weighted assets)	11.10%	9.55%
Tier 1 capital (to average assets)	10.38%	9.39%
Tangible equity to tangible assets	6.53%	5.89%
Bank only Ratios
Total capital (to risk-weighted assets)	12.10%	10.55%
Tier 1 capital (to risk-weighted assets)	10.85%	9.30%
Tier 1 capital (to average assets)	10.14%	9.13%

Financial Borrowings and Commitments

As of March 31, 2006 the financial borrowings and commitments are as follows (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual Obligations:
Trust Preferred Securities *	$40,091	$1,717	$2,340	$1,709	$34,325
Other borrowings *	22,097	20,661	134	802	500
Operating leases	9,585	1,503	2,754	2,625	2,703

Total Contractual Obligations	$71,773	$23,881	$5,228	$5,136	$37,528

*	Includes contractual interest payable on fixed rate obligations.

In addition to the above, we have commitments to extend credit on undisbursed construction and other loans totaling $219.8 million as of March 31, 2006.

The Company has a credit line with the FHLB with a limit of $123.3 million as of March 31, 2006, with a balance outstanding of $21.8 million. In addition, we have credit lines with other correspondent banks of $55.0 million. There were no advances against these lines as of March 31, 2006. Of the total advances from the FHLB, $20.5 million have a remaining term of less than one year.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and broker deposits, federal funds facilities and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans and sales and participation of eligible loans. Primary uses of funds include withdrawal of and interest payments on deposits, originations of loans, purchases of investment securities, and payment of operating expenses.

We experienced net cash outflows from operating activities of $14.7 million during the three months ended March 31, 2006 compared to net cash outflows of $21.3 million during the three months ended March 31, 2005. Net cash outflows from operating activities during the first three months of 2006 and 2005 were both primarily due to the origination of loans held for sale in excess of proceeds from the sale of loans, partially offset by our net income. During the three months ended March 31, 2006, we experienced net cash inflows from investing activities of $39.8 million compared to net cash outflows from investing activities of $38.2 million during the three months ended March 31, 2005. Net cash inflows from investing activities for the first three months of 2006 can be attributed primarily to the proceeds received from principal repayments on loans held for investment. Net cash outflows from investing activities for the first three months of 2005 can be attributed primarily to the growth in the Bank’s loan portfolio in excess of proceeds from principal repayments on loans held for investment, combined with the increase in federal funds sold. During the three months ended March 31, 2006, we experienced net cash outflows from financing activities of $24.3 million compared to net cash inflows from financing activities of $64.0 million during the three months ended March 31, 2005. During the three months ended March 31, 2006, net cash outflows were primarily from a net decrease in short term borrowings of $33.0 million, partially offset by an increase in non-interest bearing deposits of $8.3 million. During the first three months of 2005 net cash inflows were primarily from increases in interest bearing and non-interest bearing deposits of $28.1 million and $9.2 million, respectively. This increase was enhanced by a net increase in short term borrowing of $26.0 million.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At March 31, 2006 our available borrowing capacity includes approximately $55.0 million in federal funds line facilities and $101.5 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At March 31, 2006, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc. is primarily dependent on the payment of cash dividends by its subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the three months ended March 31, 2006, there were $500,000 in dividends paid by the Bank to Community Bancorp Inc. which was used primarily to fund the Company’s first quarter dividend. During the three months ended March 31, 2005, there were no dividends paid by the Bank to Community Bancorp Inc. As of March 31, 2006, approximately $15.8 million of undivided profits of the Bank were available for dividends to the Company.

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

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received. For a fuller discussion of these financial instruments, refer to Note 17 of the Company’s consolidated financial statements contained in the Company’s December 31, 2005 10-K.

In the ordinary course of business, the Company is party to various operating leases. For a discussion of these financial instruments, refer to Note 16 of the Company’s consolidated financial statements contained in the Company’s December 31, 2005 10-K.

In connection with the $35.0 million in debt securities discussed in “Capital” within this section, the Company issued the full and unconditional payment guarantee of certain accrued distributions.

In the ordinary course of business, the Company entered into an interest rate swap to effectively convert the 11.0% fixed rate interest payments on $10.0 million of its debt securities to variable payments. For a fuller discussion of this financial instrument, refer to Note 11 of the Company’s consolidated financial statements contained in the Company’s December 31, 2005 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk (“IRR”) and credit risk constitute the two greatest sources of financial exposure for insured financial institutions. Please refer to Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition - Loans,” within this Report, for a discussion of our lending activities. IRR represents the impact that changes in absolute and relative levels of market interest rates may have upon our net interest income (“NII”). Changes in the NII are the result of changes in the net interest spread between interest-earning assets and interest-bearing liabilities (timing risk), the relationship between various rates (basis risk), and changes in the shape of the yield curve.

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of March 31, 2006, 87.4% of our loan portfolio was tied to adjustable rate indices. Of our total loan portfolio, 58.6% are adjustable rate loans that are tied to prime and reprice within 90 days. As of March 31, 2006, 39.9% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of March 31, 2006, 31.6% of our long term debt was fixed rate with an average remaining term of 25.8 years. We entered into an interest rate swap in December 2002 which effectively changes the fixed rate debt to variable rate with a six month adjustment period. The Gap table below reflects the affects of this interest rate swap.

Changes in the market level of interest rates directly and immediately affects our interest spread, and therefore profitability. Sharp and significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

Our Asset Liability Committee (“ALCO”) is responsible for managing our assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. The ALCO operates under policies and within risk limits prescribed by, reviewed and approved by the Board of Directors.

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

At March 31, 2006, 39.1% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging twelve months. The remaining weighted-average term to maturity for our CD accounts approximated eight months at March 31, 2006. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $258.7 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of March 31, 2006, with rates being paid between 0.15% and 3.50%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below 0%, and there is a behavioral limit somewhere above 0% as to how low the rates can be reduced before our customers will no longer maintain the deposit with the bank.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of March 31, 2006. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of March 31, 2006

	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$467,751	$16,401	$61,669	$96,342	$1,062	$643,225
Fixed rate loans, gross (1)(2)	19,356	2,353	3,802	26,235	41,118	92,864
Investments:
Investment securities held-to-maturity	212	911	385	1,425	4,656	7,589
Investment securities available-for-sale	3,813	5,661	6,350	29,889	1,460	47,173
Federal funds sold	6,435	—	—	—	—	6,435
Other investments	2,939	—	145	169	5,110	8,363

Total interest sensitive assets	500,506	25,326	72,351	154,060	53,406	805,649

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	173,222	173,222
Interest bearing (1)	369,906	88,256	56,245	30,933	—	545,340
Other borrowings (3)	22,865	10,000	2,000	21,250	—	56,115

Total interest sensitive liabilities	$392,771	$98,256	$58,245	$52,183	$173,222	$774,677

GAP Analysis
Interest rate sensitivity gap	$107,735	$(72,930)	$14,106	$101,877	$(119,816)	$30,972
GAP as % of total interest sensitive assets	13.37%	-9.05%	1.75%	12.65%	-14.87%	3.84%
Cumulative interest rate sensitivity gap	$107,735	$34,805	$48,911	$150,788	$30,972	$30,972
Cumulative gap as % of total interest sensitive assets	13.37%	4.32%	6.07%	18.72%	3.84%	3.84%

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

The following table shows the effects of changes in projected net interest income for the twelve months ending March 31, 2007 under the interest rate shock scenarios stated. The table was prepared as of March 31, 2006, at which time prime was 7.75%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
(dollars in thousands)
+ 300 bp	$69,761	$13,605	24.23%
+ 200 bp	$65,440	$9,284	16.53%
+ 100 bp	$60,855	$4,699	8.37%
0 bp	$56,156	$—	0.00%
- 100 bp	$51,409	$(4,747)	-8.45%
- 200 bp	$46,697	$(9,459)	-16.84%
- 300 bp	$42,882	$(13,274)	-23.64%

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

As of the end of the period covered by this Report, management, including the Company’s Chief Executive Officer and Controller, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports provided by a number of executives. Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Controller concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Part II OTHER INFORMATION

Item 1	Legal Proceedings

As of March 31, 2006 the Company is not party to any litigation that is considered likely to have a material adverse effect on the Company.

Item 1A.	Risk Factors

As of March 31, 2006, there were no material changes from the risk factors as previously disclosed in our annual report on Form 10-K.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None to report.

Item 3	Defaults upon senior securities

None to report.

Item 4	Submission of matters to a vote of security holders

None to report.

Item 5	Other information

None to report.

Item 6	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Office

31.2	Rule 13a-14(a) Certification of Controller

32	Section 1350 Certifications

( SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc.
(Registrant)

Date May 9, 2006	/s/ Michael J. Perdue
Michael J. Perdue
President and Chief Executive Officer

Date May 9, 2006	/s/ Pamela D. Maes
Pamela D. Maes
Senior Vice President, Controller