Form 10-Q
period 2006-06-30
COMMUNITY BANCORP INC
filed 2006-08-01
CIK 1089503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

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

A total of 6,145,312 shares of Common Stock were outstanding as of July 28, 2006.

COMMUNITY BANCORP INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2006

PART I – FINANCIAL INFORMATION

FORWARD LOOKING INFORMATION

Certain statements contained in this Quarterly Report on Form 10-Q (“Report”), including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, economic, political and global changes arising from the war on terrorism, the conflict with Iraq and its aftermath, and other factors referenced in our 2005 Annual Report as filed on form 10-K, including in “Item 1A. Risk Factors”. When relying on forward-looking statements to make decisions with respect to our Company, investors and others are cautioned to consider these and other risks and uncertainties. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments, except as required by federal securities laws.

COMMUNITY BANCORP INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS:
Cash and cash equivalents	$18,318	$17,107
Interest bearing deposits in financial institutions	712	430
Federal funds sold	2,990	20,645
Investments:
Held-to-maturity at amortized cost; pledged $895 (2006) and $1,483 (2005), estimated fair value of $7,022 (2006) and $6,600 (2005)	7,332	6,753
Available-for-sale, at estimated fair value; pledged $11,988 (2006) and $19,342 (2005)	44,380	49,660
Federal Reserve Bank & Federal Home Loan Bank stock, at cost	6,044	4,866
Loans held for investment, net	584,038	582,745
Less allowance for loan losses	(9,780)	(9,773)

Net loans held for investment	574,258	572,972
Loans held for sale, net	161,348	154,327
Premises and equipment, net	6,743	6,971
Other real estate owned and repossessed assets	233	68
Investments in real estate partnerships	1,299	—
Affordable housing investments	1,934	2,395
Accrued interest	3,734	3,822
Income tax receivable	—	563
Deferred tax asset, net	6,418	6,167
Servicing assets, net	3,734	3,833
Interest-only strips, at fair value	2,533	2,622
Other assets	9,321	9,908
Goodwill and other intangibles	45,491	45,441

Total assets	$896,822	$908,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Interest bearing	$529,998	$545,517
Non-interest bearing	169,373	164,956

Total deposits	699,371	710,473
Short-term borrowing	47,540	52,290
Long-term debt	36,250	37,203
Accrued expenses and other liabilities	10,439	12,326

Total liabilities	793,600	812,292

Commitments and Contingencies (Note 9)
Stockholders’ equity
Common stock, $0.625 par value; authorized 10,000,000 shares, issued and outstanding; 6,067,816 at June 30, 2006 and 5,939,397 (including 11,670 restricted stock awarded) at December 31, 2005	3,792	3,705
Additional paid-in capital	63,877	61,696
Deferred compensation - restricted stock	—	(85)
Accumulated other comprehensive loss, net of taxes of $517 (2006) and $280 (2005)	(713)	(386)
Retained earnings	36,266	31,328

Total stockholders’ equity	103,222	96,258

Total liabilities and stockholders’ equity	$896,822	$908,550

The accompanying notes are an integral part of these financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data, unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Interest Income:
Interest on loans	$16,796	$11,607	$32,988	$21,809
Interest on fed funds sold	21	76	53	149
Interest on other investments	738	446	1,483	805

Total interest income	17,555	12,129	34,524	22,763

Interest Expense:
Deposits	3,773	2,266	7,346	3,870
Short term borrowing	513	255	1,002	387
Long term debt	680	319	1,332	605

Total interest expense	4,966	2,840	9,680	4,862

Net interest income before provision for loan losses	12,589	9,289	24,844	17,901
Provision for loan losses	—	413	—	731

Net interest income after provision for loan losses	12,589	8,876	24,844	17,170

Other operating income:
Net gain on sale of loans	1,452	1,877	3,118	3,707
Loan servicing fees, net	(30)	255	76	479
Customer service charges	279	260	599	498
Gain on sale of repossessed assets	—	157	—	157
Loss on swap	(908)	—	(908)	—
Other income	485	172	857	463

Total other operating income	1,278	2,721	3,742	5,304

Other operating expenses:
Salaries and employee benefits	5,070	3,858	10,308	7,588
Occupancy	682	576	1,350	1,121
Professional services	514	451	905	993
Depreciation and amortization	356	330	699	631
Data processing	275	222	556	446
Office expenses	291	217	554	427
Other expenses	1,735	1,219	3,333	2,356

Total other operating expenses	8,923	6,873	17,705	13,562

Income before income tax provision	4,944	4,724	10,881	8,912
Income tax provision	2,076	1,893	4,431	3,542

Net income	2,868	2,831	6,450	5,370
Other comprehensive income (loss) - unrealized gain / (loss) on available for sale securities, net of income tax benefit (expense) of $(95), $6, $(237) and $(77)	(130)	11	(327)	(127)

Comprehensive income	$2,738	$2,842	$6,123	$5,243

Basic earnings per share	$0.47	$0.54	$1.07	$1.02

Diluted earnings per share	$0.45	$0.51	$1.03	$0.97

Average shares outstanding for basic earnings per share	6,044,358	5,268,996	6,008,706	5,248,279
Average shares outstanding for diluted earnings per share	6,303,873	5,564,696	6,286,706	5,561,324

The accompanying notes are an integral part of these financial statements.

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(dollars in thousands, unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$6,450	$5,370
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	699	631
Provision for loan losses	—	731
Stock option expense	138	—
Net amortization of premiums on investment securities	97	157
Amortization of affordable housing investments	144	152
Amortization of core deposit intangibles	297	133
Amortization of deferred compensation - restricted stock	88	—
Loan origination fees net of loan origination costs deferred	(259)	450
Gain on sale of loans held for sale	(2,982)	(3,501)
Gain on sale of repossessed assets	—	(157)
Deferred income tax benefit	(13)	(704)
Capitalization of interest-only strips	(245)	(556)
Amortization of interest-only strips	139	173
Change in unrealized loss on interest-only strips	195	102
Capitalization of servicing asset	(582)	(695)
Amortization of servicing asset	235	270
Impairment in valuation allowance for servicing asset	446	—
Loss on disposal of premises and equipment	—	14
Unrealized loss on interest rate swap agreement	297	377
Unrealized hedging gain on long term debt	(297)	(377)
Realized loss on termination of swap	908	—
Gain on affordable housing investments	(111)	—
Gain on other assets	(207)
Origination of loans held for sale	(66,848)	(87,365)
Proceeds from sale of loans held for sale	45,102	49,262
Decrease (increase) in income tax receivable	563	(1,243)
Increase (decrease) in income tax payable	206	(319)
Decrease (increase) in accrued interest and other assets	893	(1,663)
(Decrease) increase in accrued expenses and other liabilities	(1,763)	929

Net cash used in operating activities	(16,410)	(37,829)

Cash flows from investing activities:
Origination of loans held for investment	(176,976)	(205,914)
Proceeds from principal paid on loans held for investment	193,233	141,736
Net change in interest bearing deposits in financial institutions	(282)	917
Purchases of investments held-to-maturity	(972)	(4,091)
Maturities of investments held-to-maturity	376	834
Purchases of available-for-sale investments	—	(19,914)
Maturities of available-for-sale investments	4,637	3,640
Purchases of Federal Reserve & Federal Home Loan Bank stocks	(1,178)	(1,268)
Cash paid for termination of swap	(900)	—
Cash paid for acquisitions	(126)	(66)
Paydown of debt acquired through foreclosure	—	(729)
Proceeds from sale of repossessed assets	—	1,788
Increase in affordable housing investments	(1,213)	(123)
Purchases of premises and equipment	(491)	(593)
Proceeds from sale of premises and equipment	19	—
Decrease in restricted cash	326	—
Net decrease in federal funds sold	17,655	7,885

Net cash provided by (used in) investing activities	34,108	(75,898)

COMMUNITY BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(dollars in thousands, unaudited)

	2006	2005
Cash flows from financing activities:
Net (decrease) increase in deposits:
Interest bearing	$(15,519)	$64,085
Non-interest bearing	4,415	19,677
Proceeds from exercise of stock options	1,239	805
Excess tax benefits from exercise of stock options	890
Cash dividends paid	(1,512)	(1,053)
Net change in short-term borrowings	(6,000)	39,000

Net cash (used in) provided by financing activities	(16,487)	122,514

Net increase in cash and cash equivalents	1,211	8,787
Cash and cash equivalents at beginning of year	17,107	14,842

Cash and cash equivalents at end of year	$18,318	$23,629

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest on time deposits	$7,618	$3,183
Interest on other borrowings	2,326	987

Total interest paid	$9,944	$4,170

Income Taxes	$3,079	$3,105

Supplemental disclosure of non-cash investing activities:
Debt acquired on repossessed assets	$—	$729

Other repossessed assets acquired in foreclosure	$165	$1,699

Loans held for sale transferred to held for investment	$16,208	$—

Consolidation of affordable housing investments	$1,530	$—

Debt transferred from long-term to short-term	$1,250	$—

Release of restricted stock grants	$(7)	$—

Restricted stock grants	$3	$—

Tax benefit from options exercised	$—	$230

Assets acquired from acquisitions	$258	$904

Liabilities acquired from acquisitions	$(37)	$—

Supplemental disclosure of non-cash financing activities:
Change in unrealized loss on available-for-sale securities net of income tax benefit of $(237) and $(77) recorded in Other Comprehensive Income	$(327)	$(127)

COMMUNITY BANCORP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE PERIOD ENDED

JUNE 30, 2006 (UNAUDITED)

1. Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared by Community Bancorp, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The interim financials include the accounts of Community Bancorp Inc. and its wholly-owned subsidiary Community National Bank (the “Bank”), and the Bank’s consolidated subsidiary Midland Corporate Tax Credit XVIII Limited Partnership (“Midland”), (collectively, the “Company”) as consolidated with the elimination of all intercompany transactions.

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

The preparation of these unaudited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the end of the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the valuation of loan servicing rights, interest-only strips and the allowance for estimated loan losses. Operating results for the period ended June 30, 2006, are not necessarily indicative of the results that may be expected in subsequent quarters in or for the full year ending December 31, 2006.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments, including normal recurring adjustments and accruals necessary to present fairly the financial position of the Company for the interim period ended June 30, 2006. These financial statements do not include all of the disclosures required by generally accepted accounting principles and have been condensed or omitted pursuant to such SEC rules and regulations and, accordingly, should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Certain prior year amounts, including segment and loan composition information, have been reclassified to conform to the current period’s presentation. The reclasses did not affect the Company’s financial condition or results of operation.

2. Merger-related Activity

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

Under the terms of the Agreement, shareholders of Rancho Bernardo Community Bank common stock had the option to receive cash, shares of Community or a combination of the two. The transaction was valued at $36.8 million, or $33.15 per share, including the fair value of options outstanding (the exchange ratio for stock consideration was 0.949 shares of Community common stock for each Rancho Bernardo share). The total consideration was paid in 638,921 shares of Community stock and $13.3 million in cash, in accordance with the provisions of the Agreement. Rancho Bernardo Community Bank operated one banking office in the north San Diego community of Rancho Bernardo. The banking office of Rancho Bernardo is currently being operated by Community National Bank.

The Merger was accounted for under the purchase method of accounting in accordance with Statement Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the Merger date as summarized below. The Company made a purchase price adjustment of approximately $255,000 related to loans during the six months ended June 30, 2006. The allocation of the purchase price may be modified over the next two months, as more information is obtained about the fair value of assets acquired and liabilities assumed (dollars in thousands, except per data share).

Purchase price
Rancho Bernardo Community Bank, N.A. common stock exchanged	673,257
Exchange ratio	0.949

Total shares of the Company’s common stock exchanged	638,921
Fair value per share of the Company’s common stock (1)	$33.15

Total value of the Company’s common stock exchanged		$21,180
Cash paid for Rancho Bernardo Bank, N. A common stock		13,313
Fair value of outstanding stock options and direct acquisition costs		2,345

Total purchase price		$36,838

Allocation of the purchase price
Rancho Bernardo Community Bank, N. A. stockholder’s equity		$10,047
Estimated adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans		(194)
Other assets and deferred income tax		(835)
Deposits		(110)
Other liabilities		81

Estimated adjustment to fair value of net assets acquired		8,989

Estimated gross goodwill and other intangibles resulting from the Merger (2)		$27,849

(1)	The value of the shares of common stock exchanged with Rancho Bernardo Community Bank stockholders was based upon the 20 day average closing price of the Company shares ending on August 12, 2005.

(2)	Includes $2.6 million allocated to core deposit intangibles. (See Footnote 6).

Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the Merger taken place at January 1, 2005 (dollars in thousands, except per share data).

Pro Forma Condensed Combined Financial Information

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net interest income	$10,869	$20,767
Other operating income	2,834	5,467
Provision for loan losses	512	929
Other operating expense	7,728	15,375

Income before income tax provision	5,463	9,930
Income tax provision	2,199	3,959

Net income	$3,264	$5,971

Earnings per share:
Basic	$0.55	$1.01

Fully diluted	$0.53	$0.96

Average shares outstanding for basic earnings per share	5,907,917	5,883,670
Average shares outstanding for diluted earnings per share	6,203,617	6,199,018

First Community Bancorp Merger. On May 16, 2006, First Community Bancorp (Nasdaq: FCBP) announced it’s Plan to acquire the Company for approximately $277.0 million in consideration of the Company’s common stock and outstanding stock options. Upon completion of the acquisition, the Company will be merged into First Community Bancorp and the Bank into First National Bank, a San Diego-based wholly-owned subsidiary of First Community Bancorp.

Pursuant to the terms of the definitive agreement, shareholders will receive First Community common stock for their shares of Community Bancorp common stock in a tax-free transaction. The Company’s stock option holders will receive cash, net of applicable taxes withheld, for the value of their unexercised stock options. The definitive agreement provides for a fixed exchange ratio of 0.735 of a share of First Community common stock for each share of the Company, subject to adjustment as described in the definitive agreement.

The transaction is subject to customary conditions, including the approval of bank regulatory authorities and the Company’s stockholders. First Community stockholders will be asked to approve an amendment to First Community’s bylaws to increase the size of the board of directors to accommodate the appointment of two directors from Community Bancorp to First Community’s board. The transaction is expected to close in the fourth quarter of 2006.

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

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method under the provisions of APB No. 25 and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied. In applying the intrinsic value method, the Company did not record stock-based compensation cost in net income. SFAS No. 123(R) requires that such transactions be accounted for using a fair-value based method. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock-based awards under SFAS No. 123(R), which is consistent with that used for pro forma disclosures under SFAS No. 123 prior to adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective method, as permitted under SFAS No. 123(R), and, accordingly, prior period amounts have not been restated. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered. The Company recorded $225,000 of stock-based compensation expense during the first half of 2006; of this amount $87,000 was related to awards which fully vested during the period and $138,000 related to the adoption of SFAS 123(R).

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

Stock Options

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock options. The Company has elected to use the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, forfeiture rates, expected life, and interest rates. The Company uses historical data among other factors to estimate the expected volatility, expected option life, and the expected forfeiture rate. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The fair value of stock option awards was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	N/A	1.41%	1.51%	1.49%
Expected volatility	N/A	30.02%	22.60%	43.90%
Risk free interest rates	N/A	3.69%	4.57%	4.10%
Expected lives (in years)	N/A	5.0	1.0	5.0

During the six months ended June 30, 2006, 10,750 options were granted to directors and vest on December 31, 2006.

The following table summarizes stock option activity for the six months ended June 30, 2006: (dollars in thousands, except shares, price per share and contractual term):

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance - January 1, 2006	640,067	$12.15
Granted	10,750	36.06
Exercised	(128,319)	9.66
Forfeited or expired	(4,440)	22.10

Outstanding at June 30, 2006	518,058	$13.18	4.6	$15,092
Exercisable at June 30, 2006	401,846	$9.41	3.6	$13,222

There were no options granted during the three months ended June 30, 2006. The weighted-average grant-date fair value of options granted during the three months ended June 30, 2005 was $11.97. The total intrinsic value of options exercised was $1.1 million and $450,000 for the three months ended June 30, 2006 and June 30, 2005, respectively. During the six months ended June 30, 2006 and 2005, the weighted-average grant-date fair value of options granted was $3.69 and $11.75, respectively. The total intrinsic value of options exercised was $3.5 million and $2.9 million for the six months ended June 30, 2006 and 2005.

As of June 30, 2006, there was $696,000 of unrecognized share-based compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years. The valuation model utilized in this calculation applies subjective assumptions that could possibly change over time. This includes the expected forfeiture rates and performance targets over time. Thus, the amount of unrecognized share-based compensation mentioned above may not necessarily represent the value that will ultimately be realized by the Company.

Cash received from options exercises for the six months ended June 30, 2006 and 2005 was approximately $1.2 million and $805,000, respectively. The actual tax benefit realized for the tax deductions from option exercises was approximately $890,000 and $230,000, respectively, for the six months ended June 30, 2006 and 2005.

Restricted Stock Awards

Restricted stock awards are restricted shares of the Company’s common stock granted with vesting terms established by the Company’s Compensation Committee.

The fair value of nonvested share-based compensation is determined based on the closing price of the Company’s Common Stock on the date of grant. During the three months ended June 30, 2006 and 2005, there were no shares of restricted common stock awarded by the Company under the plan. For the six months ended June 30, 2006 and 2005 the weighted-average grant date fair value of nonvested shares granted were $35.95 and zero. Additionally, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan at June 30, 2006.

A summary of nonvested shares for the six months ended June 30, 2006 and changes during the period is presented below:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2006	11,670	$32.25
Granted	100	35.95
Vested	(11,770)	32.28
Forfeited	—	—

Nonvested at June 30, 2006	—	$—

The table below shows the amounts recognized in the Consolidated Statements of Income for the three and six months ended June 30, 2006 for share-based compensation (dollars in thousands, except per share data).

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total cost of employee share-based compensation included in income, before income tax	$74	$225
Amount of income tax recognized in earnings	(31)	(95)

Amount charged against income	$43	$130

Impact on net income per share:
Basic income per share	$(0.01)	$(0.02)
Diluted income per share	$(0.01)	$(0.02)

Prior to January 1, 2006, the Company accounted for share-based employee compensation in accordance with the provision and interpretations of APB No. 25. Had compensation cost for share-based compensation been determined consistent with SFAS No. 123(R), the net income and earnings per share would have been adjusted to the following pro forma amounts (dollars in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$2,831	$5,370
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(106)	(202)

Proforma net income	$2,725	$5,168

Basic income per share, as reported	$0.54	$1.02
Proforma basic income per share	$0.52	$0.98
Diluted income per share, as reported	$0.51	$0.97
Proforma diluted income per share	$0.49	$0.93

4. Loans and Related Allowance for Loan Losses:

A summary of loans is as follows, (dollars in thousands):

	June 30, 2006			December 31, 2005
	Loans Held for Sale	Loans Held for Investment	Total Loans	Loans Held for Sale	Loans Held for Investment	Total Loans
Construction loans	$45,120	$132,417	$177,537	$24,809	$109,500	$134,309
Real estate one- to four-family	—	20,419	20,419	—	16,994	16,994
Real estate commercial	115,894	332,043	447,937	129,240	356,571	485,811
Consumer home equity lines of credit	—	9,477	9,477	—	10,459	10,459
Other consumer	—	8,854	8,854	—	10,620	10,620
Commercial	—	57,157	57,157	—	53,552	53,552
Aircraft	—	27,030	27,030	—	28,617	28,617

Total gross loans	161,014	587,397	748,411	154,049	586,313	740,362
Deferred loan origination costs (fees)	549	(1,573)	(1,024)	499	(1,671)	(1,172)
Discount on unguaranteed portion of SBA loans retained	(215)	(1,786)	(2,001)	(221)	(1,897)	(2,118)
Allowance for loan losses	—	(9,780)	(9,780)	—	(9,773)	(9,773)

Net loans	$161,348	$574,258	$735,606	$154,327	$572,972	$727,299

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

In subsequent valuations, if the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired. A valuation allowance must be established for the impaired asset by a charge against income for the difference between the amortized carrying value and the fair value. In estimating fair values at June

30, 2006 and December 31, 2005, the Company utilized a weighted-average prepayment assumption of 9.65% and 9.14%, respectively, and a discount rate of 11.25% for both periods.

Rights to future servicing income from serviced loans that exceed 100 basis points of contractually specified servicing fees are classified as interest-only strips. Although collected as servicing income, management determined that any income received above 100 basis points is used solely as an offset to the premium received on the guaranteed portion sold and therefore is essentially a financial instrument created separately that should be treated as an interest-only strip, which if need be, the Bank has the option to sell in the secondary market. At June 30, 2006 and December 31, 2005, the fair value of interest-only strips was estimated using a weighted-average prepayment assumption of 9.65% and 9.14%, respectively, and a discount rate of 11.25% for both periods. The fair value of the portfolio is recalculated on a quarterly basis with any unrealized gains or losses recorded in earnings in the period of change.

6. Goodwill and Intangibles

Goodwill and intangible assets arise from purchase accounting for business combinations. The gross carrying value and accumulated amortization related to core deposit intangibles at June 30, 2006 and December 31, 2005 are presented below, (dollars in thousands):

	At June 30, 2006	At December 31, 2005
Gross Carrying Value	$4,846	$4,846
Accumulated Amortization	726	429

Net Carrying Value	$4,120	$4,417

As a result of the Cuyamaca Bank and Rancho Bernardo Community Bank mergers, the Company recorded $2.3 and $2.6 million, respectively, of core deposit intangibles. The Cuyamaca and Rancho Bernardo core deposit intangibles amortization period is estimated to be 8.5 years and 7.8 years, respectively. Amortization expense on core deposit intangibles was $149,000 and $66,000 for the three months ended June 30, 2006 and 2005, respectively and $297,000 and $132,000 for the six months ended June 30, 2006 and 2005, respectively. The Company estimates that the annual amortization expense will be approximately $594,000 for 2006, 2007, 2008, 2009 and 2010.

7. Affordable Housing Investments

The Company invests in limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California for which it receives affordable housing tax credits. The Company is the sole limited partner of one of its affordable housing investments, Midland, and owns 99.99% of the outstanding equity of the partnership. The primary asset of Midland consists of a 25% interest in a separate limited liability partnership which owns 100% of an affordable housing complex in Escondido, CA. Due to its majority interest in Midland, the Company is deemed to be the primary beneficiary of this variable interest entity and the Company consolidated the assets and liabilities of Midland effective June 30, 2006 under the guidance of FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51. Prior to June 30, 2006 the Company after making an exhaustive effort to obtain the information required to perform the accounting required to consolidate the entity was unable to obtain the information. Therefore, the Company did not consolidate the entity and continued to hold the partnership at its amortized cost. At June 30, 2006, the Company discontinued its amortization of the investment and consolidated the partnership investment which resulted in a one-time gain of $111,000. The Company will recognize the actual losses of the partnership as realized up to its total equity investment. The Company has no additional commitments to fund this partnership nor does it have any obligation to absorb additional losses beyond its current equity investment. The carrying amount of the consolidated assets of this limited partnership at June 30, 2006 was $1,646,000.

The following table presents the assets, which are restricted from use by the Company, and other balances related to the consolidation of the limited partnership (dollars in thousands):

Assets:
Cash	$325
Investments	1,299
Other Assets	22

Total assets:	1,646
Total liabilities:	5

Net Assets	$1,641

The Company has other affordable housing partnerships for which it is not considered the primary beneficiary and therefore does not consolidate. The Company has invested in these limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs associated with these unconsolidated investments are being amortized on an equity method over the life of the partnerships ranging from 10.1 to 13.2 years. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a multiple-year period are $4.8 million as of June 30, 2006. The Company’s usage of tax credits approximated $274,000 and $179,000 during the periods ended June 30, 2006 and 2005, respectively. The Company had a commitment to fund an additional $1.8 million to these partnerships as of June 30, 2006. The Company has no obligation to absorb any additional losses of these partnerships beyond its equity investment.

8. Income Taxes:

The components of the Company’s income tax provision for the three and six months ended June 30, 2006 and 2005, respectively are as follows, (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Current:
Federal	$1,896	$2,296	$3,177	$3,211
State	577	731	1,267	1,119

	2,473	3,027	4,444	4,330

Deferred:
Federal	(368)	(721)	71	(264)
State	(29)	(413)	(84)	(524)

	(397)	(1,134)	(13)	(788)

	$2,076	$1,893	$4,431	$3,542

A reconciliation of the expected statutory income tax provision and the actual income tax provision is shown below for the three and six months ended June 30, 2006 and 2005, respectively, (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Computed “expected” federal income taxes	$1,730	$1,605	$3,808	$3,029
State income taxes, net of federal income tax benefit	348	332	767	627
Affordable housing investment tax credits	(134)	(90)	(267)	(179)
Other, net	132	46	123	65

	$2,076	$1,893	$4,431	$3,542

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of June 30, 2006 and December 31, 2005 are as follows, (dollars in thousands):

	At June 30, 2006	At December 31, 2005
Deferred tax assets:
Loan loss allowance	$4,021	$3,803
Unrealized gains on loans held for sale	2,045	1,801
Accrued compensation expenses	801	699
Unrealized loss on available for sale securities	517	280
State income taxes	444	869
Fair value adjustments on acquired assets and liabilities	256	279
Deferred loan costs	209	266
Deferred rent	177	154
Non-accrual interest recognized as income for taxes but not for books	171	124
Restricted stock	—	123
Depreciable assets - state	11	27
Other accrued expenses	16	15

	8,668	8,440

Deferred tax liabilities:
Fair value adjustments of core deposits intangible	(1,732)	(1,857)
Depreciable assets - federal	(323)	(263)
Other liabilities	(195)	(153)

	(2,250)	(2,273)

Deferred tax asset, net	$6,418	$6,167

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will more likely than not, realize the benefits of these deductible differences.

As of June 30, 2006 income taxes payable totaled $167,000 and is included in accrued expenses and other liabilities on the consolidated balance sheet. At December 31, 2005 income taxes receivable totaled $563,000.

9. Commitments and Contingencies:

The Company is party to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Additionally, these instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At June 30, 2006 and December 31, 2005, commitments to extend credit were outstanding and amounted to $3.7 million and $12.1 million, respectively.

The Company has undisbursed portions of construction loans totaling $100.9 million and $102.6 million as of June 30, 2006 and December 31, 2005, respectively. These commitments are agreements to lend to a customer, subject to meeting certain construction progress requirements. The underlying construction loans have fixed expiration dates.

The Company has undisbursed revolving and non-revolving lines of credit which are agreements to lend to a customer up to a predetermined credit limit as needed by the customer. The underlying loans have fixed expiration dates. These lines of credit totaled $105.8 million and $107.1 million as of June 30, 2006 and December 31, 2005, respectively.

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees carry a one year term or less. Standby letters of credit and financial guarantees amounting to $3.5 million and $3.8 million were outstanding at June 30, 2006 and December 31, 2005, respectively.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees.

On December 16, 2002, the Company entered into an interest rate swap agreement with a third party. The terms of the agreement include, among other things, a collateral requirement which would offset any credit risk between the Company and the third party. The swap agreement aggregates a $10.0 million notional principal amount and requires the Company to make fixed interest payments based on an effective rate of 11.0% and a variable rate, based upon six-month LIBOR plus spread to reduce the duration of the trust preferred security from over twenty years to six months. During June 2006, the Company determined it had incorrectly applied the short cut method of hedge accounting. Consequently, the Company reversed the $675,000 of the mark to market adjustment on the debt as of April 1, 2006 into income. The Company recognized an additional loss of $233,000 due to a decline in the value of the swap for a total realized loss of $908,000 which is reported in other income in the accompanying consolidated income statements. Due to the high interest rate environment, the Company believed the swap to no longer be beneficial to the net interest margin of the Company and terminated its variable interest rate swap agreement with this third party.

Because of the nature of its activities, the Company is from time to time subject to pending and threatened legal actions which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their relationships. The duration of these indemnities and guarantees vary, and in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

In connection with the $36.3 million in outstanding long-term debt primarily reflecting the issuance of trust preferred securities, the Company issued the full and unconditional payment guarantee of certain accrued distributions.

10. Earnings per share

The following table is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the net earnings for the Company (dollars in thousands, except share data):

	For the three months ended June 30,
	2006			2005
	Income (numerator)	Shares (denominator)	Per Share Amounts	Income (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net income available to common shareholders	$2,868	6,044	$0.47	$2,831	5,269	$0.54
Effect of dilutive stock options	—	260	(0.02)	—	296	(0.03)

Diluted EPS	$2,868	6,304	$0.45	$2,831	5,565	$0.51

	For the six months ended June 30
	2006			2005
	Income (numerator)	Shares (denominator)	Per Share Amounts	Income (numerator)	Shares (denominator)	Per Share Amounts
Basic EPS
Net income available to common shareholders	$6,450	6,009	$1.07	$5,370	5,248	$1.02
Effect of dilutive stock options	—	278	(0.04)	—	313	(0.05)

Diluted EPS	$6,450	6,287	$1.03	$5,370	5,561	$0.97

11. Segment Information

The Company segregates its operations into two primary segments: Banking Division and Small Business Administration (“SBA 7a”) Division. Operating results of each segment is determined based on an internal management system that allocates certain expenses to each division. The following table is prepared in accordance with the requirements of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for the three and six months ended June 30, 2006 and 2005, respectively, (dollars in thousands).

	For the three months ended June 30,
	2006			2005
	Banking Division	SBA 7a Division	Total	Banking Division	SBA 7a Division	Total
Interest income	$15,298	$2,257	$17,555	$10,179	$1,950	$12,129
Interest expense	3,295	1,671	4,966	925	1,915	2,840

Net interest income	12,003	586	12,589	9,254	35	9,289
Provision (recovery) for loan losses	48	(48)	—	573	(160)	413

Net interest income after provision for loan losses	11,955	634	12,589	8,681	195	8,876

Other operating income	255	1,023	1,278	849	1,872	2,721
Other operating expenses	8,081	842	8,923	5,197	1,676	6,873

Income before income tax provision	4,129	815	4,944	4,333	391	4,724
Income tax provision	1,727	349	2,076	1,723	170	1,893

Net income	$2,402	$466	$2,868	$2,610	$221	$2,831

Assets employed at year end	$807,980	$88,842	$896,822	$679,747	$90,453	$770,200

	For the six months ended June 30,
	2006			2005
	Banking Division	SBA 7a Division	Total	Banking Division	SBA 7a Division	Total
Interest income	$29,903	$4,621	$34,524	$19,022	$3,741	$22,763
Interest expense	6,402	3,278	9,680	2,416	2,446	4,862

Net interest income	23,501	1,343	24,844	16,606	1,295	17,901
Provision (recovery) for loan losses	33	(33)	—	918	(187)	731

Net interest income after provision for loan losses	23,468	1,376	24,844	15,688	1,482	17,170

Other operating income	1,182	2,560	3,742	1,381	3,923	5,304
Other operating expenses	16,136	1,569	17,705	10,934	2,628	13,562

Income before income tax provision	8,514	2,367	10,881	6,135	2,777	8,912
Income tax provision	3,432	999	4,431	2,381	1,161	3,542

Net income	$5,082	$1,368	$6,450	$3,754	$1,616	$5,370

Assets employed at period end	$807,980	$88,842	$896,822	$679,747	$90,453	$770,200

12. Recent Accounting Developments:

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 relates to the accounting for separately recognized servicing assets and servicing liabilities. This statement establishes standards for recognizing a servicing asset or servicing liability when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. A servicing contract may result from the transfer of the servicer’s financial assets that meet the requirement for sale accounting, a qualifying special purpose entity or in an acquisition or assumption of an obligation to service a financial asset that does not relate to the financial assets of the servicer or its consolidated affiliates. This statement is effective beginning January 1, 2007 with earlier adoption permitted. The Company is currently evaluating the effect of SFAS No. 156 on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155, amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140 including which interest-only strips are not subject to the requirements of SFAS No. 133. This statement is effective for all financial instruments acquired or issued after January 1, 2007 with earlier adoption permitted. The Company is currently evaluating the effect of SFAS No. 155 on its consolidated financial statements.

In December 2005, the FASB issued Statement of Position (SOP) No. 94-6-1, Terms of Loan Products That May Give Rise to a Concentration of Credit Risk. The FASB staff position is intended to emphasize the requirement to assess the adequacy of disclosures for all lending products and the effect of changes in market or economic conditions on the adequacy of those disclosures. We expect that the adoption of this SOP will not have a significant effect on our financial condition or results of operation.

In November 2005, FASB issued FASB Staff Position (FSP) 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Companies are required to apply the guidance in this FSP to reporting periods beginning after December 15, 2005. Adoption of this FSP on January 1, 2006 did not have a significant effect on our financial condition or results of operation.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of this SFAS on January 1, 2006 did not have a significant effect on our financial condition or results of operation.

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation, which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which any entity obtains employee services in share-based payment transactions. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. This statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted SFAS No. 123(R) as of January 1, 2006 using a modified prospective approach. The adoption of SFAS No. 123(R) resulted in a $138,000 decrease in pre-tax net income for the six month period ended June 30, 2006.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis and is intended to provide additional information regarding the significant changes and trends which influenced our financial performance for the three and six month period ended June 30, 2006. This analysis should be read in conjunction with our 2005 Annual Report as filed on Form 10-K and with the unaudited financial statements and notes as set forth in this report. Unless the context requires otherwise, the terms “Company,” “us,” “we,” and “our” refers to Community Bancorp Inc. on a consolidated basis.

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

Return to Our Stockholders. Our return to our stockholders is measured in the form of return on average tangible equity (“ROTE”). Return on average tangible equity is calculated as net income divided by average stockholders’ equity less average goodwill. Return on average tangible equity is a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. For a reconciliation of ROTE to the most directly comparable GAAP measure, return on average equity, see “Results of Operations – Net Income” within this section of the Report. Management believes that the presentation of return on average tangible equity provides useful information to investors regarding financial performance because this measure excludes goodwill created from the purchase business combinations. Our ROTE was 23.13% for the six months ended June 30, 2006 compared to 22.04% for the six months ended June 30, 2005. The increase in ROTE is due to the increase in net income, partially offset by the increase in average equity outstanding as a result of the Rancho Bernardo Community Bank acquisition in the third quarter of 2005. Our net income for the six months ended June 30, 2006 increased 20.1% to $6.5 million compared to $5.4 million for the six months ended June 30, 2005. Net income increased due to an increase in net interest income, partially offset by an increase in operating expenses and a decrease in non-interest income. Basic EPS increased to $1.07 for the six months ended June 30, 2006 compared to $1.02 for the six months ended June 30, 2005. Diluted EPS increased to $1.03 for the six months ended June 30, 2006 compared to $0.97 for the six months ended June 30, 2005. The increase in EPS was due to the increase in net income, partially offset by the increase in average shares outstanding as a result of the Rancho Bernardo Community Bank acquisition in the third quarter of 2005.

In June 2006 and February 2006, we declared a $0.125 per share quarterly cash dividend which was paid on the last day of each quarter to stockholders on record at June 15, 2006 and March 15, 2006, respectively.

Return on Average Assets. Our return on average assets (“ROA”) is a measure we use to compare our performance with other banks and bank holding companies. Our ROA for the six months ended June 30, 2006 was 1.44% compared to 1.52% for the six months ended June 30, 2005. The decrease in ROA is due to our increase in average assets exceeding the increase in our net income.

Development of Core Revenue Streams. Over the past few years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more foreseeable future earnings and reduce the effect of changes in our operating environment on our net income. Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets as a result of loan generation and retention, and improved net interest margin by focusing on core deposit growth. As a result, our net interest income before provision for loan losses increased 38.8% to $24.8 million for the six months ended June 30, 2006 compared to $17.9 million for the six months ended June 30, 2005. Our net interest margin has also improved to 6.18% for the six months ended June 30, 2006 compared to 5.64% for the six months ended June 30, 2005.

Non-interest income for the six months ended June 30, 2006 decreased to $3.7 million compared to $5.3 million for the six months ended June 30, 2005. Gain on sale of loans decreased to $3.1 million for the six months ended June 30, 2006 compared to $3.7 million for the six months ended June 30, 2005. Due to the high interest rate environment, we believed the interest rate swap agreement we entered into in 2002 to no longer be beneficial to the net interest margin and terminated our variable interest rate swap agreement during the second quarter 2006. As a result of the swap termination, we realized a loss of $908,000.

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

Asset Quality. For all bank and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of percentage of total loans and total assets, and is a key element in estimating the future performance of a company. Non-performing loans totaled $5.8 million as of June 30, 2006 compared to $3.6 million as of December 31, 2005. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time management has determined that the loans are likely to remain current in future periods. Non-performing loans as a percentage of gross loans increased to 0.77% as of June 30, 2006 compared to 0.49% as of December 31, 2005. Net of government guarantees, non-performing loans totaled $3.6 million, or 0.49% of gross loans as of June 30, 2006 compared to $2.1 million, or 0.28%, as of December 31, 2005.

Asset Growth. As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROTE and ROA. The majority of our assets are loans, and the majority of our liabilities are deposits, and therefore the ability to generate loans and deposits are fundamental to our asset growth. Total assets decreased 1.3% during the first half of 2006 from $908.6 million as of December 31, 2005 to $896.8 million as of June 30, 2006. Loan production has been exceptional for us, but commercial real estate and construction payoffs have been coming in faster than expected. Total gross loans increased slightly to $748.4 million as of June 30, 2006 compared to $740.4 million as of December 31, 2005. Total deposits decreased 1.6% to $699.4 million as of June 30, 2006 compared to $710.5 million as of December 31, 2005, whereas, total retail banking deposits increased 1.0% to $650.3 million as of June 30, 2006 compared to $643.9 million as of December 31, 2005.

Operating Efficiency. Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. Our efficiency ratio (operating expenses divided by net interest income plus non-interest income, excluding gains or losses on repossessed assets) was 61.94% for the first half of 2006 compared to 58.84% for the first half of 2005. The increase in the efficiency ratio is due to the increase in operating expenses exceeding the increase in revenue. Net operating expenses increased 30.5% to $17.7 million as of June 30, 2006, while interest income before provision plus non-interest income increased 23.2% to $28.6 million for the same period as the result of the acquisition of Rancho Bernardo Community Bank and normal increases in operating expenses. In addition, due to the high interest rate environment, we believed the interest rate swap used to hedge our fixed rate trust preferred debt to no longer be beneficial to the net interest income and terminated the interest rate swap agreement during the second quarter 2006. As a result of the swap termination, the Company realized a one-time loss of $908,000 contributing to lower revenue.

Critical Accounting Policies and Estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures found elsewhere in this Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of the servicing assets, servicing liabilities and interest-only strips, the valuation of goodwill and intangible assets, and share based compensation. Actual results could differ from those estimates.

Allowance for loan losses. We have established a methodology for the determination of our provision for loan losses. The methodology is set forth in a formal written policy and takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which includes a formula allowance and a specific allowance for identified problem loans.

In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan. The allowance is increased by provisions charged against earnings and reduced by net loan charge offs. Loans are charged off or partially charged off when they are deemed to be uncollectible or a portion of the loan uncollectible. Recoveries are generally recorded when cash payments are received.

The allowance for loan loss is maintained to cover estimated loan losses in the loan portfolio. Management and our Director’s Loan Committee are responsible for the review of our assets and the determination of the adequacy of the general valuation allowance. They assign the loss reserve ratio for each type of loan and review the adequacy of the allowance at least quarterly based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types, and other relevant factors.

Specific valuation allowances are established to absorb losses on loans which cannot be reasonably assured of their full collection as prescribed in SFAS No. 114, Accounting by Creditors for Impairment of a Loan (as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures). The amount of the specific allowance is based on the estimated value of the collateral securing the loans and other analyses pertinent to each situation. Loans are identified for specific allowances from information provided by several sources, including asset classification, third party reviews, delinquent reports, periodic updates to financial statements, public records, and industry reports. All loan types are subject to specific allowances once identified as impaired or a non-performing loan. Loans not subject to specific allowances are placed into pools in one of the following collateral types: commercial real estate, one- to four-family real estate, aircraft, consumer home equity, consumer other, construction, and other commercial loans. All non-specific reserves are allocated to one of these categories. Estimates of identifiable losses are reviewed continually and, generally, a provision for losses is charged against operations on a monthly basis as necessary to maintain the allowance at an appropriate level. Management presents an analysis of the allowance for loan losses to our Board of Directors on a quarterly basis.

Our management and Directors’ Loan Committee meet quarterly to review the loan portfolio to determine the appropriate allowance for loan losses. To the extent that any of these conditions are evidenced by identifiable problem credit or portfolio segment as of the evaluation date, the estimate of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information available.

We perform a migration analysis on a quarterly basis using an eight quarter history of charge offs to average loans by collateral type. Our management and Directors’ Loan Committee have also established reserve levels for each category based upon loan classification, as certain loan types may not have incurred losses or perhaps had minimal losses in the eight quarter historical migration analysis. Our management and Directors’ Loan Committee considers trends in delinquent loans, potential charge offs by loan class, market for the underlying real estate or other collateral, trends in industry, economic changes and other potential risks. In general, no reserves are established for the government guaranteed portion of loans outstanding.

Servicing assets, servicing liabilities and interest-only strips. Determining the fair value of our servicing assets, servicing liabilities and interest-only strips requires us to anticipate future prepayment speeds. Our loan servicing portfolio is subject to prepayment risks, which subjects our servicing assets, servicing liabilities and interest-only strips to impairment risk. Fair value is estimated using a discounted cash flow model. The discounted cash flow model calculates the present value of the estimated future net cash flows of the servicing portfolio based on various assumptions, such as servicing costs, expected prepayment speeds and discount rates. This model is highly sensitive to changes in these assumptions. Changes in anticipated prepayment speeds, in particular, result in substantial fluctuations in the estimated fair value. If the actual prepayment differs from the anticipated rates used in modeling, this difference may result in a material change in fair value. While our model estimates a value, a specific value used is based on a variety of factors, such as documented observable data and anticipated changes in market conditions. All assumptions are based on standards used by market participants in valuing these assets and liabilities.

Goodwill and Intangibles. Net assets of companies acquired in purchase business combination transactions are recorded at their fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on an accelerated or straight-line basis over the period benefited. Goodwill is not amortized but reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. Intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. If the carrying amount of the intangible exceeds the sum of the undiscounted cash flows expected to result from the use of the asset it is considered not recoverable.

Accounting for Share-Based Compensation. The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payments. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value as calculated by the Black-Scholes option-pricing model. Stock-based compensation cost is recognized ratably over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. Further information regarding stock-based compensation can be found in Note 3, “Share-Based Compensation” within this Report.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Net Income

Net income increased to $6.5 million for the six months ended June 30, 2006 compared to $5.4 million for the six months ended June 30, 2005. Basic earnings per share were $1.07 and $1.02 for the six months ended June 30, 2006 and 2005, respectively. Diluted earnings per share were $1.03 and $0.97 for the six months ended June 30, 2006 and 2005, respectively. The ROA for the six months ended June 30, 2006 was 1.44% compared to 1.52% for the six months ended June 30, 2005. ROTE was 23.13% for the six months ended June 30, 2006 compared to 22.04% for the six months ended June 30, 2005. ROTE is a non-GAAP financial measure. As required by Regulation G, a reconciliation of return on average tangible equity to the most directly comparable measure under GAAP, which is return on average equity, is provided below for the six months ended June 30, 2006 and 2005.

	At or for the Six Months Ended
	June 2006	Return	June 2005	Return
Net income	$6,450		$5,370
Average Equity	101,110	12.76%	66,582	16.13%
Less: Average Goodwill	45,329		17,846
Average Tangible Equity	$55,781	23.13%	$48,736	22.04%

The increase in net income and profitability for the six months ended June 30, 2006 was mainly due to the increase in net interest income, partially offset by a decrease in non-interest income and increase in non-interest expense, as a result of the acquisition of Rancho Bernardo Community Bank and increases in incentive compensation. Net interest income increased due to a $169.8 million increase in average interest earning assets and a 54 basis point expansion in net interest margin. Non-interest income decreased primarily due to the termination of the swap agreement. Operating expenses increased primarily as a result of the Company’s expansion.

Net Interest Income

Net interest income is the most significant component of our income from operations. Net interest income is the difference between the gross interest and fees earned on our loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume and interest earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities. Our loan portfolio experienced a 146 basis point increase in average yield primarily due to the impact of the prime rate increasing to 8.25% at June 30, 2006 from 6.25% at June 30, 2005.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans are included as interest earning assets for purposes of this table (dollars in thousands).

	2006			2005
For the six months ended June 30,	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
Average assets:
Securities and time deposits at other banks	$63,056	$1,483	4.74%	$40,513	$805	4.01%
Fed funds sold	2,292	53	4.66%	11,114	149	2.71%
Loans:
Commercial	51,538	2,103	8.23%	41,051	1,383	6.79%
Real Estate	645,693	29,092	9.09%	500,896	18,749	7.55%
Aircraft	28,227	953	6.81%	29,650	992	6.75%
Consumer	19,310	840	8.77%	17,116	685	8.09%

Total loans	744,768	32,988	8.93%	588,713	21,809	7.47%

Total earning assets	810,116	34,524	8.59%	640,340	22,763	7.17%
Non earning assets	87,100			66,602

Total average assets	$897,216			$706,942

Average liabilities and stockholders equity:
Interest bearing deposits:
Savings and interest bearing accounts	$238,055	1,682	1.42%	$186,309	574	0.62%
Time deposits	299,796	5,664	3.81%	279,159	3,296	2.38%

Total interest bearing deposits	537,851	7,346	2.75%	465,468	3,870	1.68%
Short term borrowing	43,086	1,002	4.69%	27,130	387	2.88%
Long term debt	36,077	1,332	7.45%	17,762	605	6.87%

Total interest bearing liabilities	617,014	9,680	3.16%	510,360	4,862	1.92%
Demand deposits	169,064			120,567
Accrued expenses and other liabilities	10,028			9,433
Net shareholders equity	101,110			66,582

Total average liabilities stockholders equity	$897,216	$24,844		$706,942	$17,901

Net interest spread			5.43%			5.25%

Net interest margin			6.18%			5.64%

Interest income for the six months ended June 30, 2006 increased to $34.5 million compared to $22.8 million for the six months ended June 30, 2005. The increase was due to the 26.5% increase in the average balance of interest earning assets, combined with the increase in the yield on those assets. Average interest earning assets increased to $810.1 million for the six months ended June 30, 2006 compared to $640.3 million for the six months ended June 30, 2005. The yield on interest earning assets increased to 8.59% for the six months ended June 30, 2006 compared to 7.17% for the six months ended June 30, 2005. The single largest component of interest earning assets was real estate loans, which had an average balance of $645.7 million with a yield of 9.09% for the six months ended June 30, 2006 compared to $500.9 million with a yield of 7.55% for the six months ended June 30, 2005.

Interest expense for the six months ended June 30, 2006 increased to $9.7 million compared to $4.9 million for the six months ended June 30, 2005. This increase was due to the increase in average interest bearing liabilities, combined with the increase in the cost of those liabilities. Average interest-bearing liabilities increased to $617.0 million for the six months ended June 30, 2006 compared to $510.4 million for the six months ended June 30, 2005. Average time deposits, the largest component of interest bearing liabilities, increased to $299.8 million with a cost of 3.81% for the six months ended June 30, 2006 compared to $279.2 million with a cost of 2.38% for the six months ended June 30, 2005.

Other average borrowings increased to $79.2 million with a cost of 5.95% for the six months ended June 30, 2006 compared to $44.9 million with a cost of 4.46% for the six months ended June 30, 2005 primarily due to the $20.0 million trust preferred debt issued in August of 2005.

Average demand deposits increased 40.2% to $169.1 million for the six months ended June 30, 2006 from an average $120.6 million for the six months ended June 30, 2005. The cost of deposits, including demand deposits and interest bearing deposits, increased to 2.10% for the six months ended June 30, 2006 compared to 1.33% for the six months ended June 30, 2005. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 32.7% to $407.1 million for the six months ended June 30, 2006 compared to $306.9 million for the six months ended June 30, 2005. The cost of funds, including interest bearing liabilities and demand deposits, increased 93 basis points to 2.48% for the six months ended June 30, 2006 compared to 1.55% for the six months ended June 30, 2005.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the six months ended June 30, 2006 was $24.8 million compared to $17.9 million for the six months ended June 30, 2005. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $810.1 million for the six months ended June 30, 2006 with a net interest margin of 6.18% compared to $640.3 million with a net interest margin of 5.64% for the six months ended June 30, 2005.

For the six months ended June 30, 2006, the increase in the net interest margin was primarily due to the increase in interest rates. For a discussion of repricing of our assets and liabilities, see Item 3, “Quantitative and Qualitative Disclosure about Market Risk” of this Report.

Provision for Estimated Loan Losses

The provision for estimated loan losses was zero for the six months ended June 30, 2006 compared to $731,000 for the six months ended June 30, 2005. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section of the Report.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges, and other income. Other operating income was $3.7 million for the six months ended June 30, 2006 compared to $5.3 million for the six months ended June 30, 2005. The decrease in other operating income for the six months ended June 30, 2006 was primarily due to the reversal of the mark to market on the trust preferred debt, the termination of the swap agreement, which was used to hedge our fixed rate trust preferred debt, a combined impairment on the servicing asset and I/O Strip, and a decrease in the gain on sale of loans. As a result of the rise in interest rates, the Company believed that the swap would no longer benefit net interest margin and therefore elected to terminate the swap during the second quarter of 2006. Pursuant to the Agreement and Plan of Merger dated as of May 15, 2006 by and between the Company and First Community Bancorp, the Company received First Community’s written consent of the unwinding of the swap agreement. For a further discussion of gain on sale of loans and loan servicing fees, see “SBA 7a Division” in this section of the Report. For a further discussion of customer service charges and other fee income, see “Banking Division” in this section of the Report.

Operating Expenses

Operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of operating expenses. Operating expenses increased to $17.7 million for the six months ended June 30, 2006 compared to $13.6 million for the six months ended June 30, 2005.

The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus non-interest income, excluding gains or losses on repossessed assets was 61.94% for the six months ended June 30, 2006 compared to 58.84% for the six months ended June 30, 2005. The increase in operating expense was due to growth and expansion, including the acquisition of Rancho Bernardo Community Bank, with one banking office and the addition of a de novo banking office in Corona, California.

Salaries and employee benefits increased to $10.3 million for the six months ended June 30, 2006 compared to $7.6 million for the six months ended June 30, 2005. The increase in salaries and employee benefits for the six month period ended June 30, 2006 can be attributed to the addition of two bank branches, including one acquired in the Rancho Bernardo Community Bank acquisition, the implementation of SFAS 123(R), and normal cost increases for salaries and benefits.

Occupancy expense increased to $1.4 million for the six months ended June 30, 2006 compared to $1.1 million for the six months ended June 30, 2005. The increase in occupancy expense for the six months ended June 30, 2006 was due to normal increases in rent, the acquisition of Rancho Bernardo Community Bank, and the addition of a de novo branch in Corona, California.

Professional services, including legal, accounting, regulatory and consulting, decreased to $905,000 for the six months ended June 30, 2006 compared to $993,000 for the six months ended June 30, 2005. The decrease in professional services for the six months ended June 30, 2006 was due to a decline in consulting fees compared to the six months ended June 30, 2005.

Depreciation and amortization expense increased to $699,000 for the six months ended June 30, 2006 compared to $631,000 for the six months ended June 30, 2005. The increase in depreciation and amortization expense for the six months ended June 30, 2006 was due to the increase in the amount of premises and equipment, which increased to an average of $7.0 million for the first half of 2006 from an average $6.8 million during the first half of 2005 as a result of the acquisition of Rancho Bernardo Community Bank and increases in premises and equipment from normal additions.

Data processing expense increased to $556,000 for the six months ended June 30, 2006 compared to $446,000 for the six months ended June 30, 2005. Data processing expense for the six months ended June 30, 2006 increased due to the increase in retail deposits as well as normal cost increases.

Office expenses were $554,000 for the six months ended June 30, 2006 compared to $427,000 for the six months ended June 30, 2005. The increase in office expenses for the six months ended June 30, 2006 was due to growth and expansion, including the acquisition of Rancho Bernardo Community Bank, with one banking office, and the addition of a de novo banking in Corona, California.

Other expenses increased to $3.3 million for the six months ended June 30, 2006 compared to $2.4 million for the six months ended June 30, 2005. Increases in other operating expenses are due to the expansion of our operations, including the acquisition of Rancho Bernardo Community Bank and the addition of a de novo branch in Corona, California.

Provision for Income Taxes

The effective income tax rate was 40.7% for the six months ended June 30, 2006 compared to 39.7% for the six months ended June 30, 2005. The effective tax rate increase for the six months ended June 30, 2006 was relative to the increase in pretax income combined with the effect of stock option expense. Provisions for income taxes totaled $4.4 million and $3.5 million for the six months ended June 30, 2006 and 2005, respectively.

Divisions of the Company

In order to better present and monitor our performance, we have segregated the Bank into two distinct divisions, Banking and SBA 7a. The separation of income and expenses, as well as assets and liabilities, allow us and investors to better understand our performance.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the six months ended June 30, 2006, the Banking Division had a pre-tax profit of $8.5 million, with net interest income of $23.5 million, other operating income of $1.2 million, and other operating expenses of $16.1 million. Total assets of the Banking Division increased to $808.0 million at June 30, 2006 due to the strong loan growth.

Customer service charges increased to $599,000 for the six months ended June 30, 2006 compared to $498,000 for the six months ended June 30, 2005 due to an increase in transaction accounts.

Other operating income, including the loss on swap, gain on affordable housing partnerships and gain on other assets, decreased to $(51,000) for the six months ended June 30, 2006 compared to $463,000 for the six months ended June 30, 2005. The decrease in other operating income for the six months ended June 30, 2006 is primarily a result of a realized loss of $908,000 from the termination of the Company’s interest rate swap, which was used to hedge its fixed rate trust preferred debt.

Other operating expenses were $16.1 million for the six months ended June 30, 2006 compared to $10.9 million for the six months ended June 30, 2005. The increase in other operating expense is due to the expansion of our operations, including the acquisition of Rancho Bernardo Community Bank with one banking office, and the addition of a de novo branch in Corona, California, as well as increases in third party analysis expenses paid for on behalf of the division’s business customers. Additional increases were a result of the recognition of expense of stock options associated with the adoption of SFAS No. 123(R) and the expense related to restricted stock grants which fully vested in February 2006.

The following table shows the total assets and results of operations for the Banking Division (dollars in thousands):

Six months ended June 30,	2006	2005
Interest income	$29,903	$19,022
Interest expense	6,402	2,416

Net interest income before provision for loan losses	23,501	16,606
Provision for loan losses	33	918
Other operating income	1,182	1,381
Other operating expense	16,136	10,934

Income before income tax provision	8,514	6,135
Income tax provision	3,432	2,381

Net income	$5,082	$3,754

Assets employed at quarter end	$807,980	$679,747

SBA 7a Division

The SBA 7a Division performance is measured in terms of profitability, asset quality, asset size, loan production and servicing revenue. SBA 7a loans have provided a recurring revenue stream from three sources – interest earned on retained loans, gain on sale of loans sold and servicing of loans sold to others. For the six months ended June 30, 2006, the SBA 7a Division had a pre-tax profit of $2.4 million, with net interest income of $1.3 million, other operating income of $2.6 million, and other operating expenses of $1.6 million. Net income declined due to a decrease in the amount of 7a loans sold combined with a decline in loan servicing income, partially offset by lower cost of operations. During the normal course of business, each quarter the amount of 7a loans sold can vary due to normal market timing. 7a loan production increased 1.8% to $32.7 million for the six months ended June 30, 2006 from $32.1 million for the same period in 2005. As a result of the loan payoff activity, total assets of the SBA 7a Division decreased to $88.8 million at June 30, 2006.

Loan servicing income decreased to $76,000 for the six months ended June 30, 2006 compared to $479,000 for the six months ended June 30, 2005 due to an impairment of the servicing asset following significant payoff activity above forecasted rates in the prior quarter and an increase in forecasted prepayment assumptions in the discounted cash flow model.

The following table illustrates the earnings, asset and loan production growth of the SBA 7a Division, (dollars in thousands).

Six months ended June 30,	2006	2005
Interest income	$4,621	$3,741
Interest expense	3,278	2,446

Net interest income before provision for loan losses	1,343	1,295
Provision (recovery) for loan losses	(33)	(187)
Other operating income	2,560	3,923
Other operating expense	1,569	2,628

Income before income tax provision	2,367	2,777
Income tax provision	999	1,161

Net income	$1,368	$1,616

Assets employed at quarter end	$88,842	$90,453

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

Net Income

Net income increased to $2.9 million for the three months ended June 30, 2006 compared to $2.8 million for the three months ended June 30, 2005. Basic earnings per share were $0.47 and $0.54 for the three months ended June 30, 2006 and 2005, respectively. Diluted earnings per share were $0.45 and $0.51 for the three months ended June 30, 2006 and 2005, respectively. The ROA for the three months ended June 30, 2006 was 1.29% compared to 1.54% for the three months ended June 30, 2005. ROTE was 20.02% for the three months ended June 30, 2006 compared to 22.76% for the three months ended June 30, 2005. ROTE is a non-GAAP financial measure. As required by Regulation G, a reconciliation of return on average tangible equity to the most directly comparable measure under GAAP, which is return on average equity, is provided below for the three months ended June 30, 2006 and 2005.

	At or for the Three Months Ended
	June 2006	Return	June 2005	Return
Net income	$2,868		$2,831
Average Equity	102,568	11.18%	68,033	16.64%
Less: Average Goodwill	45,273		18,269

Average Tangible Equity	$57,295	20.02%	$49,764	22.76%

The increase in net income and profitability for the three months ended June 30, 2006 was mainly due to the increase in net interest income, partially offset by a decrease in non-interest income and increase in non-interest expense, as a result of the acquisition of Rancho Bernardo Community Bank. Net interest income increased due to a $142.0 million increase in average interest earning assets and a 66 basis point expansion in net interest margin. Non-interest income decreased primarily due to the termination of the swap agreement. Additionally, during the quarter the Company recorded a combined impairment on the servicing asset and I/O Strip of $504,000 which was partially offset by gains of $207,000 from the sale of the merchant card portfolio. Operating expenses increased primarily as a result of the Company’s expansion.

Net Interest Income

Net interest income is the most significant component of our income from operations. Net interest income is the difference between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities. Our loan portfolio experienced a 144 basis point increase in average yield primarily due to the impact of the prime rate increasing to 8.25% at June 30, 2006 from 6.25% at June 30, 2005.

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented. Average balances are derived from daily balances, and non-accrual loans included as interest earning assets for purposes of this table (dollars in thousands).

	2006			2005
For the three months ended June 30,	Average Balance	Interest Earned/Paid	Average Rate/Yield	Average Balance	Interest Earned/Paid	Average Rate/Yield
Average assets:
Securities and time deposits at other banks	$62,406	$738	4.75%	$44,159	$446	4.04%
Fed funds sold	$1,725	$21	4.88%	10,513	76	2.92%
Loans:
Commercial	50,230	$1,054	8.42%	42,473	736	6.95%
Real Estate	645,198	14,863	9.24%	519,797	10,024	7.73%
Aircraft	27,634	467	6.78%	29,920	503	6.75%
Consumer	18,656	412	8.86%	16,941	344	8.15%

Total loans	741,718	16,796	9.08%	609,131	11,607	7.64%

Total earning assets	805,849	17,555	8.74%	663,803	12,129	7.33%
Non earning assets	86,763			70,141

Total average assets	$892,612			$733,944

Average liabilities and shareholders’ equity:
Interest bearing deposits:
Savings and interest bearing accounts	$242,863	910	1.50%	$188,150	320	0.68%
Time deposits	287,641	2,863	3.99%	289,873	1,946	2.69%

Total interest bearing deposits	530,504	3,773	2.85%	478,023	2,266	1.90%
Short-term borrowing	41,665	513	4.94%	33,441	254	3.04%
Long-term debt	35,559	680	7.67%	17,837	320	7.17%

Total interest bearing liabilities	607,728	4,966	3.28%	529,301	2,840	2.15%
Demand deposits	172,650			127,045
Accrued expenses and other liabilities	9,666			9,565
Net shareholders’ equity	102,568			68,033

Total average liabilities shareholders’ equity	$892,612	$12,589		$733,944	$9,289

Net interest spread			5.46%			5.18%

Net interest margin			6.27%			5.61%

Interest income for the three months ended June 30, 2006 increased to $17.6 million compared to $12.1 million for the three months ended June 30, 2005. The increase was due to the 21.4% increase in the average balance of interest earning assets, combined with the increase in the yield on those assets. Average interest earning assets increased to $805.8 million for the three months ended June 30, 2006 compared to $663.8 million for the three months ended June 30, 2005. The yield on interest earning assets increased to 8.74% for the three months ended June 30, 2006 compared to 7.33% for the three months ended June 30, 2005. The largest single component of interest earning assets was real estate loans, which had an average balance of $645.2 million with a yield of 9.24%

for the three months ended June 30, 2006 compared to $519.8 million with a yield of 7.73% for the three months ended June 30, 2005.

Interest expense for the three months ended June 30, 2006 increased to $5.0 million compared to $2.8 million for the three months ended June 30, 2005. This increase was due to the increase in average interest bearing liabilities, combined with the increase in the cost of those liabilities. Average interest-bearing liabilities increased to $607.7 million for the three months ended June 30, 2006 compared to $529.3 million for the three months ended June 30, 2005. Average time deposits, the largest component of interest bearing liabilities, decreased to $287.6 million with a cost of 3.99% for the three months ended June 30, 2006 compared to $289.9 million with a cost of 2.69% for the three months ended June 30, 2005.

Other average borrowings increased to $77.2 million with a cost of 6.20% for the three months ended June 30, 2006 compared to $51.3 million with a cost of 4.49% for the three months ended June 30, 2005.

Average demand deposits increased 35.9% to $172.7 million for the three months ended June 30, 2006 from an average $127.0 million for the three months ended June 30, 2005. The cost of deposits, including demand deposits and interest bearing deposits, increased to 2.15% for the three months ended June 30, 2006 compared to 1.50% for the three months ended June 30, 2005. Average transaction accounts (including interest bearing checking, demand deposits, money market accounts and savings accounts), increased 31.8% to $415.5 million for the three months ended June 30, 2006 compared to $315.2 million for the three months ended June 30, 2005. The cost of funds, including interest bearing liabilities and demand deposits, increased 81 basis points to 2.55% for the three months ended June 30, 2006 compared to 1.74% for the three months ended June 30, 2005.

Net Interest Income before Provision for Estimated Loan Losses

Net interest income before provision for estimated loan losses for the three months ended June 30, 2006 was $12.6 million compared to $9.3 million for the three months ended June 30, 2005. This increase was primarily due to the increase in the net interest margin, combined with an increase in average interest earning assets. Average interest earning assets were $805.8 million for the three months ended June 30, 2006 with a net interest margin of 6.27% compared to $663.8 million with a net interest margin of 5.61% for the three months ended June 30, 2005.

For the three months ended June 30, 2006, the increase in the net interest margin was primarily due to the increase in interest rates. For a discussion of the repricing of our assets and liabilities, see Item 3, “Quantitative and Qualitative Disclosure about Market Risk” of this Report.

Provision for Estimated Loan Losses

The provision for estimated loan losses was zero for the three months ended June 30, 2006 compared to $413,000 for the three months ended June 30, 2005. For further information, please see the “Loans” discussion in the “Financial Condition” portion of this section of the Report.

Other Operating Income

Other operating income represents non-interest types of revenue and is comprised of net gain on sale of loans, loan servicing fees, customer service charges, and other income. Other operating income was $1.3 million for the three months ended June 30, 2006 compared to $2.7 million for the three months ended June 30, 2005. The decrease in other operating income for the three months ended June 30, 2006 was primarily due to the reversal of the mark to market on the trust preferred debt, the termination of the swap agreement, used to hedge our fixed rate trust preferred debt, and a decrease in gain on sale of loans. For a further discussion of gain on sale of loans and loan servicing fees, see “SBA 7a Division” in this section. For a further discussion of customer service charges and other fee income, see “Banking Division” in this section of the Report.

Operating Expenses

Operating expenses are non-interest types of expenses and are incurred in our normal course of business. Salaries and employee benefits, occupancy, professional services, depreciation and amortization, data processing, office and other expenses are the major categories of operating expenses. Operating expenses increased to $8.9 million for the three months ended June 30, 2006 compared to $6.9 million for the three months ended June 30, 2005.

The efficiency ratio, measured as the percentage of operating expenses to net interest income before provision for loan losses plus non-interest income, excluding gains or losses on repossessed assets was 64.35% for the three months ended June 30, 2006 compared to 57.99% for the three months ended June 30, 2005. The increase in operating expense was due to significant growth and expansion, including the acquisition of Rancho Bernardo Community Bank, with one banking office and the addition of a de novo banking office in Corona, California.

Salaries and employee benefits increased to $5.1 million for the quarter ended June 30, 2006 compared to $3.9 million for the quarter ended June 30, 2005. The increase in salaries and employee benefits for the three month period ended June 30, 2006 can be attributed to the addition of two bank branches, including one acquired in the Rancho Bernardo Community Bank acquisition, the implementation of SFAS 123(R), and normal cost increases for salaries and benefits.

Occupancy expense increased to $682,000 for the quarter ended June 30, 2006 compared to $576,000 for the quarter ended June 30, 2005. The increase in occupancy expense for the three months ended June 30, 2006 was due to normal increases in rent, the acquisition of Rancho Bernardo Community Bank, and the addition of a de novo branch in Corona, California.

Professional services, including legal, accounting, regulatory and consulting, increased to $514,000 for the quarter ended June 30, 2006 compared to $451,000 for the quarter ended June 30, 2005. The increase in professional services for the three months ended June 30, 2006 was due to an increase in consulting fees compared to June 30, 2005.

Depreciation and amortization expense increased to $356,000 for the quarter ended June 30, 2006 compared to $330,000 for the quarter ended June 30, 2005. The increase in depreciation and amortization expense for the three months ended June 30, 2006 was due to the increase in the amount of premises and equipment, which increased to an average of $7.0 million for the quarter ended June 30, 2006 from an average $6.8 million during the quarter ended June 30, 2005 as a result of the acquisition of Rancho Bernardo Community Bank and the increase in premises and equipment from normal additions.

Data processing expense increased to $275,000 for the quarter ended June 30, 2006 compared to $222,000 for the quarter ended June 30, 2005. Data processing expense for the three months ended June 30, 2006 increased due to the increase in retail deposits as well as normal cost increases.

Office expenses were $291,000 for the quarter ended June 30, 2006 compared to $217,000 for the quarter ended June 30, 2005. Increases in office expenses are due to the expansion of our operations, including the acquisition of Rancho Bernardo Community Bank and the addition of a de novo branch in Corona, California.

Other expenses increased to $1.7 million for the quarter ended June 30, 2006 compared to $1.2 million for the quarter ended June 30, 2005. Increases in other operating expenses are due to the expansion of our operations, including the acquisition of Rancho Bernardo Community Bank and the addition of a de novo branch in Corona, California.

Provision for Income Taxes

The effective income tax rate was 42.0% for the three months ended June 30, 2006 compared to 40.1% for the three months ended June 30, 2005. The effective tax rate increase for the three months ended June 30, 2006 was relative to the increase in pretax income combined with the effect of stock option expense. Provisions for income taxes totaled $2.1 million and $1.9 million for the three months ended June 30, 2006 and 2005, respectively.

Divisions of the Company

In order to better present and monitor our performance, we have segregated the Bank into two distinct divisions, Banking and SBA 7a. The separation of income and expenses, as well as assets and liabilities, allow us and investors to better understand our performance.

Banking Division

Performance in the Banking Division is measured in terms of profitability, asset growth, asset quality, deposit growth, market share and other standards. For the quarter ended June 30, 2006, the Banking Division had a pre-tax profit of $4.1 million, with net interest income of $12.0 million, other operating income of $255,000, and other operating expenses of $8.1 million. Total assets of the Banking Division increased to $808.0 million at June 30, 2006 due to the strong loan growth.

Customer service charges increased to $279,000 for the three months ended June 30, 2006 compared to $260,000 for the three months ended June 30, 2005 due to an increase in transaction accounts.

Other operating income, including the loss on swap, gain on affordable housing partnerships and gain on other assets, decreased to $(423,000) for the three months ended June 30, 2006 compared to $172,000 for the three months ended June 30, 2005. The decrease in other operating income for the six months ended June 30, 2006 is primarily a result of a realized loss of $908,000 from the termination of the Company’s interest rate swap, used to hedge its fixed rate trust preferred debt.

Other operating expenses were $8.1 million for the three months ended June 30, 2006 compared to $5.2 million for the three months ended June 30, 2005. The increase in other operating expense is due to the expansion of our operations, including the acquisition of Rancho Bernardo Community Bank with one banking office, and the addition of a de novo branch in Corona, California, and increases in third party analysis expenses paid for on behalf of the division’s business customers.

The following table shows the total assets and results of operations for the Banking Division (dollars in thousands):

Three months ended June 30,	2006	2005
Interest income	$15,298	$10,179
Interest expense	3,295	925

Net interest income before provision for loan losses	12,003	9,254
Provision for loan losses	48	573
Other operating income	255	849
Other operating expense	8,081	5,197

Income before income tax provision	4,129	4,333
Income tax provision	1,727	1,723

Net income	$2,402	$2,610

Assets employed at quarter end	$807,980	$679,747

SBA 7a Division

The SBA 7a Division performance is measured in terms of profitability, asset quality, asset size, loan production and servicing revenue. SBA 7a loans have provided a recurring revenue stream from three sources – interest earned on retained loans, gain on sale of loans sold and servicing of loans sold to others. For the quarter ended June 30, 2006, the SBA 7a Division had a pre-tax profit of $815,000, with net interest income of $586,000, other operating income of $1.0 million, and other operating expenses of $842,000. Net income increased due to an increase in net interest income and a lower cost of operations partially offset by a decrease in the amount of 7a loans sold combined with a decline in loan servicing income. 7a loan production decreased 29.7% to $14.1 million for the three months ended June 30, 2006 from $20.0 million for the same period in 2005. As a result of the loan payoff activity, total assets of the SBA 7a Division decreased to $88.8 million at June 30, 2006.

Loan servicing income decreased to $(30,000) for the three months ended June 30, 2006 compared to $255,000 for the three months ended June 30, 2005 due to an impairment of the servicing asset following significant payoff activity above forecasted rates in the prior quarter and an increase in forecasted prepayment assumptions in the discounted cash flow model.

The following table illustrates the earnings, asset and loan production growth of the SBA 7a Division, (dollars in thousands).

Three months ended June 30,	2006	2005
Interest income	$2,257	$1,950
Interest expense	1,671	1,915

Net interest income before provision for loan losses	586	35
Provision (recovery) for loan losses	(48)	(160)
Other operating income	1,023	1,872
Other operating expense	842	1,676

Income before income tax provision	815	391
Income tax provision	349	170

Net income	$466	$221

Assets employed at quarter end	$88,842	$90,453

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2006 compared to December 31, 2005

As of June 30, 2006, total assets were $896.8 million, a decrease of 1.3% compared to $908.6 million as of December 31, 2005. Total gross loans increased to $748.4 million as of June 30, 2006 compared to $740.4 million as of December 31, 2005. Despite strong loan production, the Company has experienced higher than expected principal payoffs on commercial real estate and construction loans. Total deposits decreased to $699.4 million as of June 30, 2006 compared to $710.5 million as of December 31, 2005. Deposits decreased primarily due to the planned runoff of wholesale deposits which contributed to the lack of balance sheet growth during 2006. Tangible equity (stockholders’ equity, net of goodwill) increased to $57.7 million as of June 30, 2006 compared to $50.8 million as of December 31, 2005.

Investments

Our investment portfolio consists primarily of U.S. Treasury and agency securities, mortgage backed securities, SBA pass through securities and overnight investments in the Federal Funds market. Our held to maturity portfolio rose to $7.3 million as of June 30, 2006 compared to $6.8 million as of December 31, 2005. The increase in held to maturity securities was due to the purchase of $972,000 in mortgage backed securities. Of the $7.3 million, $895,000 were held as collateral for public funds, treasury, tax and loan deposits and for other purposes at June 30, 2006.

Our available for sale portfolio declined to $44.4 million as of June 30, 2006 compared to $49.7 million as of December 31, 2005. The available for sale portfolio is made up of agency mortgage backed securities that are readily marketable and are marked to market on a monthly basis. Of the $44.4 million, $12.0 million were held as collateral for public funds, treasury, tax and loan deposits and for other purposes at June 30, 2006.

Average Federal Funds sold for the six months ended June 30, 2006 decreased to $2.3 million compared to $11.1 million for the six months ended June 30, 2005 due to a decrease in excess cash primarily due to loan growth year over year.

We held $2.8 million and $1.9 million in Federal Reserve Bank stock as of June 30, 2006 and December 31, 2005, respectively. We held $3.3 million in Federal Home Loan Bank stock as of June 30, 2006 compared to $3.0 million as of December 31, 2005.

The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
At June 30, 2006
Held-to-Maturity
Agency mortgage-backed securities	$1,934	$8	$(55)	$1,887
SBA loan pools	5,398	—	(263)	5,135

Total held-to-maturity	$7,332	$8	$(318)	$7,022

Available-for-sale
Agency mortgage-backed securities	$45,610	$—	$(1,230)	$44,380

At December 31, 2005
Held-to-Maturity
Agency mortgage-backed securities	$2,049	$10	$(163)	$1,896
SBA loan pools	4,704	6	(6)	4,704

Total held-to-maturity	$6,753	$16	$(169)	$6,600

Available-for-sale
Agency mortgage-backed securities	$50,327	$—	$(667)	$49,660

The contractual maturities of investment securities held to maturity at June 30, 2006 were as follows (dollars in thousands):

	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
Mortgage-backed securities
Due greater than one year through five years	$124	$123	5.23%
Due greater than five years through ten years	5,705	5,404	4.68%
Mortgage-backed securities due greater than ten years	898	888	4.47%

Subtotal mortgage-backed securities	6,727	6,415	4.66%
SBA pass through securities
Due greater than ten years	605	607	4.76%

Total	$7,332	$7,022	4.67%

The contractual maturities of investment securities available-for-sale at June 30, 2006 were as follows (dollars in thousands):

	Amortized Cost	Estimated Fair Value	Weighted Average Interest Yield
Mortgage-backed securities
Due greater than one year through five years	$—	$—	0.00%
Due greater than five years through ten years	4,616	4,492	5.29%
Mortgage-backed securities due greater than ten years	40,994	39,888	4.07%

Total	$45,610	$44,380	4.19%

As of June 30, 2006, the Company held investments with unrealized holding losses totaling $1.5 million, consisting of the following (dollars in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities, classified as held-to-maturity
FHLMC	$1,010	$(16)	$—	$—	$1,010	$(16)
FNMA	939	(29)	4,192	(270)	5,131	(299)
SBA	—	—	410	(3)	410	(3)

	$1,949	$(45)	$4,602	$(273)	$6,551	$(318)

Mortgage-backed securities, classified as available-for-sale
FHLMC	$3,502	$(79)	$16,892	$(554)	$20,394	$(633)
FNMA	9,153	(231)	14,833	(365)	23,986	(596)

	$12,655	$(310)	$31,725	$(919)	$44,380	$(1,229)

As of June 30, 2006, the unrealized holding losses related to variable rate mortgage-backed securities. Such unrealized holding losses are the result of an increase in market interest rates in the second half of 2005 and the first half of 2006 and are not the result of credit or principal risk. Based on the nature of the investments, as well as management’s intent and ability to hold these securities until the unrealized loss is recovered, management concluded that such unrealized losses were not other than temporary as of June 30, 2006.

Affordable Housing Investments

The Company is the sole limited partner of one of its affordable housing investments and owns 99.99% of the outstanding equity of the partnership. The Company has other affordable housing partnerships for which it is not considered the primary beneficiary and therefore does not consolidate. The Company has invested in these limited partnerships formed to develop and operate affordable housing units for lower income tenants throughout the state of California. The costs associated with these unconsolidated investments are being amortized on an equity method over the life of the partnerships ranging from 10.1 to 13.2 years. If the partnerships cease to qualify during the compliance period, the credits may be denied for any period in which the projects are not in compliance and a portion of the credits previously taken is subject to recapture with interest. The remaining federal tax credits to be utilized over a 7 to 11 year period are $4.8 million as of June 30, 2006. As of June 30, 2006 and December 31, 2005, the investment in these partnerships totaled $1.9 million and $2.4 million, respectively. The Company had a commitment to fund an additional $1.8 million to these partnerships as of June 30, 2006. Further information regarding these investments can be found in Note 7, “Affordable Housing Investments” within Part I of this Report.

Loans

Total gross loans increased to $748.4 million as of June 30, 2006 compared to $740.4 million as of December 31, 2005 primarily due to an increase in payoffs in commercial real estate and construction loans and to a slowing in originations year over year. Our total servicing portfolio increased to $946.0 million as of June 30, 2006 from $936.7 million as of December 31, 2005. We service sold loans for others, primarily consisting of SBA 7a loans, which increased from $196.4 million as of December 31, 2005 to $197.6 million as of June 30, 2006.

Loan Origination and Sale. Although loan production was still good, the Company experienced a decrease in loan demand compared to the same period last year due to overall economic pressures and uncertainty as well as an increase in rate competition in the industry. The following table sets forth our loan originations by category, sales and principal repayments of loans for the periods indicated (dollars in thousands):

	At and for the three months ended June 30,		At and for the six months ended June 30,
	2006	2005	2006	2005
Beginning balance	$722,807	$584,947	$727,299	$532,012
Loans originated:
Commercial loans	12,635	13,775	16,986	21,557
Aircraft	233	4,308	2,504	8,415
Real estate:
Construction loans	30,330	46,135	80,957	69,966
One- to four-family	1,436	—	2,614	476
Commercial	56,092	103,758	138,766	187,648
Consumer	696	2,199	1,997	5,217

Total loans originated	101,422	170,175	243,824	293,279
Loans sold
Real estate:
One- to four-family	—	—	—	535
Commercial	20,329	25,316	42,120	45,227

Total loans sold	20,329	25,316	42,120	45,762
Less:
Principal repayments	68,513	93,819	193,234	141,806
Other net changes (1)	(219)	358	163	2,094

Total loans	$735,606	$635,629	$735,606	$635,629

(1)	Other net changes include changes in allowance for loan losses and deferred loan fees

Loans held for sale are accounted for at the lower of cost or market at any given reporting date. Market is determined by obtaining estimated pricing from third party investors in similar classification of product and considers loan type, maturity, interest rate, margin (if applicable) and other factors. As of June 30, 2006, loans held for sale totaled $161.3 million compared to $154.3 million as of December 31, 2005. For the six months ended June 30, 2006 and 2005, there were no lower of cost or market adjustments to loans held for sale.

Total Loan Portfolio Composition

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated (dollars in thousands):

	At June 30, 2006		At December 31, 2005
	Amount	Percent	Amount	Percent
Loan portfolio composition:
Commercial loans	$57,157	7.64%	$53,552	7.23%
Aircraft loans	27,030	3.61%	28,617	3.87%
Real estate:
Construction loans HFI	132,417	17.69%	109,500	14.79%
Construction loans HFS	45,120	6.03%	24,809	3.35%
Secured by:
One- to four-family HFI	20,419	2.73%	16,994	2.30%
Commercial HFI	332,043	44.37%	356,571	48.16%
Commercial HFS	115,894	15.49%	129,240	17.46%
Consumer:
Home equity lines of credit	9,477	1.27%	10,459	1.41%
Other	8,854	1.17%	10,620	1.43%

Total gross loans outstanding	748,411	100.00%	740,362	100.00%
Deferred loan fees	(3,025)		(3,290)
Allowance for loan losses	(9,780)		(9,773)

Net loans	$735,606		$727,299

Loan Maturity

The following table sets forth the contractual maturities of our gross loans at June 30, 2006 (dollars in thousands):

	One year or less	More than 1 year to 3 years	More than 3 years to 5 years	More than 5 years	Total Loans
Loan portfolio composition:
Commercial loans	$35,054	$5,925	$13,335	$2,843	$57,157
Aircraft loans	229	90	158	26,553	27,030
Real estate:
Construction loans	116,910	5,600	—	55,027	177,537
Secured by one- to four-family residential properties	12,354	5,701	604	1,760	20,419
Secured by commercial properties	94,227	28,332	43,086	282,292	447,937
Consumer:
Home equity lines of credit	43	69	854	8,512	9,478
Other	2,096	380	653	5,724	8,853

Total gross loans held for investment and held for sale	$260,913	$46,097	$58,690	$382,711	$748,411

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

The following table sets forth our non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2006	December 31, 2005
Non-accrual loans	$5,765	$3,647
Troubled debt restructurings	4	—
Loans contractually past due 90 days or more with respect to either principal or interest and still accruing interest	—	—

Total non-performing loans	5,769	3,647
Repossessed assets	233	68

Total non-performing assets	$6,002	$3,715

SUPPLEMENTAL DATA
Total loans held for investment, net	$584,038	$582,745
Undisbursed portion of construction and other loans	$210,223	$177,783
Government guaranteed portion of total loans	$31,694	$32,375
Non-performing loans, net of government guarantees	$3,643	$2,092
Total non-performing loans/gross loans	0.77%	0.49%
Total non-performing assets/total assets	0.67%	0.41%
Total non-performing loans, net of guarantees/gross loans	0.49%	0.28%
Total non-performing assets, net of guarantees/total assets	0.43%	0.24%
Allowance for loan losses	$9,780	$9,773
Loan loss allowance/loans, gross	1.31%	1.32%
Loan loss allowance/loans held for investment	1.67%	1.68%
Loan loss allowance/non-performing loans	169.53%	267.97%
Loan loss allowance/non-performing assets	162.95%	263.07%
Loan loss allowance/non-performing loans, net of guarantees	268.46%	467.16%
Loan loss allowance/non-performing assets, net of guarantees	252.32%	452.45%

Non-accrual Loans. Non-accrual loans are impaired loans where the original contractual amount may not be fully collectible. We measure our impaired loans using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of June 30, 2006 and December 31, 2005 all impaired or non-accrual loans were collateral-dependent. We place loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collection of interest and principal. As of June 30, 2006 we had twenty loans to fourteen borrowers on non-accrual status totaling $5.8 million with $2.1 million, or 36.9%, guaranteed by the government. As of December 31, 2005, we had twenty-two loans to nine borrowers on non-accrual status, totaling $3.6 million with $1.6 million, or 42.6%, guaranteed by the government. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on non-accrual status until such time as management has determined that the loans are likely to remain current in future periods.

Troubled Debt Restructurings. Troubled debt restructurings are loans where changes need to be made to the terms to collect the principal amount outstanding but under revised terms management deems the balance to be collectable. As of June 30, 2006 we had one troubled debt restructuring totaling $4,000 of which the loan was made solely for the purpose of collecting a customer’s overdraft on their checking account.

Classified Assets. From time to time, management has reason to believe that certain borrowers may not be able to repay their loans within the parameters of the present repayment terms, even though, in some cases, the loans are current at the time. These loans are graded in the classified loan grades of “substandard,” “doubtful,” or “loss” and include non-performing loans. Each classified loan is monitored on a monthly basis. Classified assets, net of government guarantees, consisting of non-accrual loans, loans graded as substandard or lower, other real estate owned and repossessed assets, totaled $15.9 million as of June 30, 2006 compared to $12.0 million as of December 31, 2005. The increase was primarily due to the addition of one substandard loan totaling $3.5 million and one repossessed asset valued at $164,000 during the six months ended June 30, 2006.

Allowance for Loan Losses. We have established a methodology for determining the provision for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for loan losses as well as specific allowances that are tied to individual loans. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which includes a formula allowance and a specific allowance for identified problem loans.

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

The following table sets forth information regarding our allowance for loan losses at the dates and for the periods indicated (dollars in thousands):

	At and for the three months ended June 30,		At or for the six months ended June 30,
	2006	2005	2006	2005
			(dollars in thousands)
Balance at beginning of period	$9,856	$7,917	$9,773	$7,508
Reserve acquired in merger	—	—	—	—
Chargeoffs:
Real estate loans:
Commercial	66	—	66	—
One- to four- family	—	—	—	—
Commercial	12	—	12	—
Aircraft	—	—	15	—
Consumer	—	3	1	9

Total chargeoffs	78	3	94	9
Recoveries:
Real estate loans:
Commercial	—	—	21	—
Commercial	—	65	1	—
Aircraft	—	—	76	161
Consumer	2	—	3	1

Total recoveries	2	65	101	162

Net chargeoffs (recoveries)	76	(62)	(7)	(153)
Provision for loan losses	—	413	—	731

Balance at end of period	$9,780	$8,392	$9,780	$8,392

Net charge offs (recoveries) to average loans	0.04%	-0.04%	0.00%	-0.05%

As of June 30, 2006 and December 31, 2005, the balance in the allowance for loan losses was $9.8 million.

As of June 30, 2006 the allowance was 1.31% of total gross loans compared to 1.32% as of December 31, 2005. As a percent of loans held for investment, the allowance was 1.67% as of June 30, 2006 compared to 1.68% as of December 31, 2005. During the six months June 30, 2006, there were no major changes in loan concentrations that affected the allowance for loan losses and no changes in estimation methods. Assumptions regarding the collateral value of various underperforming loans may affect the level and allocation of the allowance for loan losses in future periods. The allowance may also be affected by trends in the amount of charge offs experienced, or expected trends within different loan portfolios. The allowance for loan losses as a percentage of non-performing loans was 169.53% as of June 30, 2006 compared to 267.97% as of December 31, 2005, reflecting the increase in non-performing loans. Management believes the allowance at June 30, 2006 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

We perform on a quarterly basis a migration analysis using an eight quarter history of charge offs to average loans by collateral type. Net chargeoffs for the three months ended June 30, 2006 totaled $76,000 compared to net recoveries of $62,000 for the three months ended June 30, 2005. Net recoveries for the six months ended June 30, 2006 totaled $7,000 compared to net recoveries of $153,000 for the six months ended June 30, 2005. Our management and Directors’ Loan Committee have also established reserve levels for each category based upon loan classification, as certain loan types may not have incurred losses or perhaps had minimal losses in the eight quarter migration analysis. Our management and Directors’ Loan Committee considers trends in delinquent loans, potential charge offs by loan class, market for the underlying real estate or other collateral, trends in industry, economic changes and other potential risks. In general, no reserves are established for the government guaranteed portion of loans outstanding.

Other real estate owned and repossessed assets. As of June 30, 2006, there were two repossessed assets totaling $233,000 consisting of an aircraft and a single mobile home property and were valued using the collateral method based on recent appraisals of the underlying collateral. As of December 31, 2005, there was one repossessed asset in the amount of $68,000 consisting of a single mobile home property and was valued using the collateral method based on a recent appraisal of the underlying collateral. As of June 30, 2006 and December 31, 2005, there were no OREOs.

Deposits

Total deposits decreased to $699.4 million as of June 30, 2006 compared to $710.5 million as of December 31, 2005 due to a decrease in loan demand and higher than expected payoffs. Interest bearing deposits decreased to $530.0 million as of June 30, 2006 compared to $545.5 million as of December 31, 2005. Non-interest bearing deposits increased to $169.4 million as of June 30, 2006 compared to $165.0 million as of December 31, 2005. Total wholesale deposits were $39.7 million as of June 30, 2006 compared to $60.5 million as of December 31, 2005. Total retail banking deposits increased to $650.3 million as of June 30, 2006 compared to $643.9 million as of December 31, 2005.

Borrowings

Short term borrowings decreased to $47.5 million as of June 30, 2006 compared to $52.3 million as of December 31, 2005 as a result of the decrease in federal funds sold and increase in equity. We established a line of credit with the FHLB collateralized by commercial loans and government securities.

Long term debt, consisting primarily of trust preferred securities, totaled $36.3 million as of June 30, 2006 compared to $37.2 million as of December 31, 2005.

The Company had the following borrowing facilities as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	Maximum borrowing	Expiration date	As of June 30, 2006		As of December 31, 2005
			Month-end interest rate	Outstanding balance	Month-end interest rate	Outstanding balance
Trust Preferred I	$10,000	Sep 30, 2030	11.00%	$10,000	11.00%	$10,000
Trust Preferred II	5,000	Sep 01, 2033	8.35%	5,000	7.45%	5,000
Trust Preferred III	20,000	Aug 31, 2035	5.85%	20,000	5.85%	20,000
Federal Home Loan Bank	122,032	Open ended	5.29%	48,790	4.05%	54,790
Pacific Coast Bankers Bank	20,000	Jun 30, 2007	N/A	—	N/A	—
Wells Fargo	15,000	Open ended	N/A	—	N/A	—
U.S. Bank	20,000	Open ended	N/A	—	N/A

	$212,032			$83,790		$89,790

Capital

Our stockholders’ equity increased to $103.2 million at June 30, 2006 compared to $96.3 million as of December 31, 2005. The increase in stockholders’ equity is a result of net income of $6.5 million for the six months ended June 30, 2006 combined with proceeds from the exercise of stock options, less the cash dividends paid during the six months, effects of the implementation of SFAS 123(R) expense of stock options and the effects of the amortization on restricted stock.

During the first half of 2005, the Company paid $0.10 per share for the quarter ended March 31, 2005 and June 30, 2005. For the quarter ended March 31, 2006 and June 30, 2006, the Company paid $0.125 per share. Whether or not any cash dividends will be paid in the future will be determined by our Board of Directors after consideration of various factors. Community Bancorp’s and the Bank’s profitability and regulatory capital ratios, in addition to other financial conditions, will be key factors considered by our Board of Directors in making such determinations regarding the payment of dividends. In connection with the $35.0 million in outstanding trust preferred securities, we have the right to defer the payment of interest on these securities. If we were to exercise such right of deferral, we are restricted during such deferral period from paying any dividends on our common stock.

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

At June 30, 2006 and December 31, 2005, all capital ratios were above all current Federal capital guidelines for a “well capitalized” bank.

CAPITAL RATIOS	June 30, 2006	December 31, 2005
Holding Company Ratios
Total capital (to risk-weighted assets)	12.83%	11.79%
Tier 1 capital (to risk-weighted assets)	11.53%	10.55%
Tier 1 capital (to average assets)	10.94%	10.18%
Tangible equity to tangible assets	6.78%	5.89%
Bank only Ratios
Total capital (to risk-weighted assets)	12.55%	11.49%
Tier 1 capital (to risk-weighted assets)	11.30%	10.25%
Tier 1 capital (to average assets)	10.68%	9.91%

Financial Borrowings and Commitments

As of June 30, 2006 the financial borrowings and commitments are as follows (dollars in thousands):

	Total	Payment Due by Period
		Less than 1 year	1- 3 years	3 - 5 years	More than 5 years
Contractual Obligations:
Trust Preferred Securities	$67,877	$2,367	$4,571	$3,647	$57,292
Other borrowings *	49,054	46,384	1,375	795	500
Operating leases *	9,367	1,636	2,852	2,556	2,323

Total Contractual Obligations	$126,298	$50,387	$8,798	$6,998	$60,115

*	Includes contractual interest payable on fixed rate obligations.

In addition to the above, we have commitments to extend credit on undisbursed construction and other loans totaling $210.2 million as of June 30, 2006.

The Company has a credit line with the FHLB with a limit of $122.0 million with a balance outstanding of $48.8 million as of June 30, 2006. In addition, we have credit lines with other correspondent banks of $55.0 million. There were no advances against these credit lines as of June 30, 2006. Of the total advances from the FHLB, $47.5 million have a remaining term of less than one year.

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

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received. For further discussion of these financial instruments, refer to Note 17 of the Company’s consolidated financial statements contained in the Company’s December 31, 2005 10-K.

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

We experienced net cash outflows from operating activities of $16.4 million during the six months ended June 30, 2006 compared to net cash outflows of $37.8 million during the six months ended June 30, 2005. Net cash outflows from operating activities during the first six months of 2006 and 2005 were both primarily due to the origination of loans held for sale in excess of proceeds from the sale of loans, partially offset by our net income. During the six months ended June 30, 2006, we experienced net cash inflows from investing activities of $34.1 million compared to net cash outflows from investing activities of $75.9 million during the six months ended June 30, 2005. Net cash inflows from investing activities for the first half of 2006 can be attributed primarily to the proceeds received from principal repayments on loans held for investment. Net cash outflows from investing activities for the first half of 2005 can be attributed primarily to the growth in the Bank’s loan portfolio and the purchase of additional investments. During the six months ended June 30, 2006, we experienced net cash outflows from financing activities of $16.5 million compared to net cash inflows from financing activities of $122.5 million during the six months ended June 30, 2005. During the first half of 2006, net cash outflows were primarily from a net decrease in interest bearing deposits of $15.5 million and a net decrease in short term borrowings of $6.0 million, partially offset by an increase in non-interest bearing deposits of $4.4 million. During the first half of 2005, net cash inflows were primarily from increases in interest bearing and non-interest bearing deposits of $64.1 million and $19.7 million, respectively. This increase was enhanced by a net increase in short term borrowing of $39.0 million.

As a means of augmenting our liquidity, we have established federal funds lines with correspondent banks. At June 30, 2006 our available borrowing capacity includes approximately $55.0 million in federal funds line facilities and $73.2 million in unused FHLB advances. We believe our liquidity sources to be stable and adequate. At June 30, 2006, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The liquidity of the parent company, Community Bancorp Inc. is primarily dependent on the payment of cash dividends by its wholly-owned subsidiary, Community National Bank, subject to limitations imposed by the National Bank Act. During the six months ended June 30, 2006, there was $500,000 in dividends paid by the Bank to Community Bancorp Inc. which was used primarily to fund the Company’s first quarter dividend. During the six months ended June 30, 2005, there were $500,000 in dividends paid by the Bank to Community Bancorp Inc. As of June 30, 2006, approximately $18.7 million of undivided profits of the Bank were available for dividends to the Company.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of June 30, 2006, 86.9% of our loan portfolio was tied to adjustable rate indices. Of our total loan portfolio, 59.5% are adjustable rate loans that are tied to prime and reprice within 90 days. As of June 30, 2006, 41.4% of our deposits were time deposits with a stated maturity (generally one year or less) and a fixed rate of interest. As of June 30, 2006, 31.6% of our long term debt had a fixed rate with an average remaining term of 26.3 years.

Changes in the market level of interest rates directly affect our interest spread, and therefore profitability. Significant changes to market rates can cause the interest spread to shrink or expand significantly in the near term, principally because of the timing differences between the adjustable rate loans and the maturities (and therefore repricing) of the deposits and borrowings.

Our Asset Liability Committee (“ALCO”) is responsible for managing our assets and liabilities in a manner that balances profitability, IRR and various other risks including liquidity. The ALCO operates under policies and within risk limits prescribed, reviewed and approved by the Board of Directors.

The ALCO seeks to stabilize our NII by matching rate-sensitive assets and liabilities by maintaining the maturity and repricing of these assets and liabilities at appropriate levels given the interest rate environment. When the amount of rate-sensitive liabilities exceeds rate-sensitive assets within specified time periods, NII generally will be negatively impacted by increasing rates and positively impacted by decreasing rates. Conversely, when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities within specified time periods, net interest income will generally be positively impacted by increasing rates and negatively impacted by decreasing rates. The speed and velocity of repricing assets and liabilities will also contribute to the effects on our NII, as will the presence or absence of periodic and lifetime interest rate caps and floors.

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

GAP ANALYSIS

Although analytically limited, a traditional measure of a financial institution’s IRR is the “static gap analysis.” Static gap is the difference between the amount of assets and liabilities (adjusted for any off-balance sheet positions) which are expected to mature or reprice within a specific period. Generally, a positive gap benefits an institution during periods of rising interest rates, and a negative gap benefits an institution during periods of declining interest rates.

At June 30, 2006, 40.6% of our deposits were comprised of certificate of deposit (“CD”) accounts, the majority of which have original terms averaging twelve months. The remaining weighted-average term to maturity for our CD accounts approximated eight months at June 30, 2006. Generally, our offering rates for CD accounts move directionally with the general level of short term interest rates, though the margin may vary due to competitive pressures. In addition to the CDs, the Company has $240.2 million in interest bearing transaction accounts (savings, money markets and interest bearing checking) as of June 30, 2006, with rates being paid between 0.15% and 3.44%. While the maturities of interest bearing deposits in the following gap table imply that declines in interest rates will result in further declines in interest rates paid on deposits, interest rates cannot drop below zero percent, and there is a behavioral limit somewhere above zero percent as to how low the rates can be reduced before our customers will no longer maintain the deposit with the bank. Therefore, the implied liability sensitivity in a declining rate environment may be overstated.

The following table sets forth information concerning repricing opportunities for our interest-earning assets and interest bearing liabilities as of June 30, 2006. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are included in the period in which they are first scheduled to adjust and not in the period in which they mature. Such assets and liabilities are classified by the earlier of their maturity or repricing date.

Contractual Static GAP Position as of June 30, 2006

	0 - 3 months	Greater than 3 months to 6 months	Greater than 6 months to 12 months	Greater than 12 months to 5 years	Thereafter	Total balance
	(dollars in thousands)
Interest sensitive assets:
Loans receivable:
Adjustable rate loans, gross	$454,926	$35,651	$60,658	$91,691	$6,158	$649,084
Fixed rate loans, gross (1)(2)	8,201	6,489	7,366	31,140	46,132	99,328
Investments:
Investment securities held-to-maturity	386	647	313	1,194	4,792	7,332
Investment securities available-for-sale	6,527	4,469	10,318	20,930	3,135	45,379
Federal funds sold	2,990	—	—	—	—	2,990
Other investments	2,836	145	96	169	6,044	9,290

Total interest sensitive assets	475,866	47,401	78,751	145,124	66,261	813,403

Interest sensitive liabilities:
Deposits:
Non-interest bearing	—	—	—	—	169,373	169,373
Interest bearing (1)	359,407	80,624	62,496	27,472	—	529,999
Other borrowings	50,540	750	1,250	21,250	—	73,790

Total interest sensitive liabilities	$409,947	$81,374	$63,746	$48,722	$169,373	$773,162

GAP Analysis
Interest rate sensitivity gap	$65,919	$(33,973)	$15,005	$96,402	$(103,112)	$40,241
GAP as % of total interest sensitive assets	8.10%	-4.18%	1.84%	11.85%	-12.68%	4.95%
Cumulative interest rate sensitivity gap	$65,919	$31,946	$46,951	$143,353	$40,241	$40,241
Cumulative gap as % of total interest sensitive assets	8.10%	3.93%	5.77%	17.62%	4.95%	4.95%

(1)	Fixed rate loans and time deposits are assumed to mature on their contractual maturity date, and no assumptions have been assumed for historical prepayment experience. The actual maturities of these instruments could vary substantially if future prepayments differ from the Company’s assumptions

(2)	Non-accrual loans are included as fixed rate loans for purposes of this table.

Static Gap analysis has certain limitations. Measuring the volume of repricing or maturing assets and liabilities does not always measure the full impact on net interest income. Static Gap analysis does not account for rate caps on products; dynamic changes such as increasing prepay speeds as interest rates decrease, basis risk, or the benefit of non-rate funding sources. The relationship between product rate repricing and market rate changes (basis risk) is not the same for all products. The majority of our loan portfolio reprices quickly and completely following changes in market rates, while non-term deposit rates in general move more slowly and usually incorporate only a fraction of the change in rates. Products categorized as non-rate sensitive, such as non-interest-bearing demand deposits, in the static Gap analysis behave like long term fixed rate funding sources. Both of these factors tend to make our Company more asset sensitive than is indicated in the static Gap analysis. Management expects to experience higher net interest income in the 0-12 month time horizon as rates continue to rise, the opposite of what is indicated by the static Gap analysis.

INTEREST RATE SIMULATIONS

Interest rate simulations provide us with an estimate of both the dollar amount and percentage change in NII under various rate scenarios. All assets and liabilities are normally subjected up to a 300 basis point increase and decrease in interest rates in 100 basis point increments. However, under the current interest rate environment, decreases in interest rates have been simulated at 100, 200 and 300 basis points. Under each interest rate scenario, we project our net interest income. From these results, we can then develop alternatives in dealing with the tolerance thresholds.

The following table shows the effects of changes in projected net interest income for the twelve months ending June 30, 2007 under the interest rate shock scenarios stated. The following table was prepared as of June 30, 2006, at which time prime was 8.25%.

Changes in Rates	Projected Net interest Income	Change from Base Case	% Change from Base Case
	(dollars in thousands)
+ 300 bp	$67,649	$13,068	23.94%
+ 200 bp	$63,421	$8,840	16.20%
+ 100 bp	$59,161	$4,580	8.39%
0 bp	$54,581	$—	0.00%
- 100 bp	$50,420	$(4,161)	-7.62%
- 200 bp	$46,090	$(8,491)	-15.56%
- 300 bp	$42,174	$(12,407)	-22.73%

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

As of the end of the period covered by this Report, management, including the Company’s Chief Executive Officer and Controller, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports provided by a number of executives. Based upon, and as of the date of that evaluation, the Company’s Chief Executive Officer and Controller concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including it’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal controls over financial reporting during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of June 30, 2006 the Company is not party to any litigation that is considered likely to have a material adverse effect on the Company.

Item 1A.	Risk Factors

As of June 30, 2006, there were no material changes from the risk factors as previously disclosed in our annual report on Form 10-K. Certain risk factors in connection with the merger of First Community Bancorp are discussed in an S-4 Registration Statement which First Community filed with the SEC on July 26, 2006 as well as in a proxy statement which the Company will send to its stockholders in connection with the merger.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None to report.

Item 3	Defaults upon senior securities

None to report.

Item 4	Submission of matters to a vote of security holders

The following item was submitted to the security holders for approval at the annual meeting held on May 17, 2006:

1.	Election of the following four directors to the Board of Directors of the Company for terms expiring at the 2009 Annual Meeting of Shareholders or until their successors are elected and have qualified.

The results of the vote were as follows:

	For	Withheld
Mark N. Baker	4,981,827	7,470
Robert H. S. Kirkpatrick	4,981,827	7,470
Thomas A. Page	4,982,441	6,856
Gary M. Youmans	4,981,827	7,470

Item 5	Other information

None to report.

Item 6	Exhibits

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Controller

32	Section 1350 Certifications

(SIGNATURES)

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community Bancorp Inc. (Registrant)

Date July 28, 2006	/s/ Michael J. Perdue
Michael J. Perdue
President and Chief Executive Officer

Date July 28, 2006	/s/ Pamela D. Maes
Pamela D. Maes
Senior Vice President, Controller